Form 10-Q
period 2020-06-28
Vital Farms, Inc.
filed 2020-09-10
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-39411

Vital Farms, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0496985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 South Congress Avenue Suite C100 Austin, Texas	78704
(Address of principal executive offices)	(Zip Code)

(877) 455-3063

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VITL	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

As of September 4, 2020, the registrant had 39,432,161 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•

the effects of the current COVID-19 pandemic, or of other global outbreaks of pandemics or contagious diseases or fear of such outbreaks, including on our supply chain, the demand for our products, and on overall economic conditions and consumer confidence and spending levels;

•	our expectations regarding our revenue, expenses and other operating results;
•	our ability to acquire new customers and successfully retain existing customers;
•	our ability to attract and retain our suppliers, distributors and co-manufacturers;
•	our ability to sustain or increase our profitability;
•	our ability to procure sufficient high quality eggs, butter and other raw materials;
•	real or perceived quality with our products or other issues that adversely affect our brand and reputation;
•	changes in the tastes and preferences of our consumers;
•	the financial condition of, and our relationships with, our suppliers, co-manufacturers, distributors, retailers and foodservice customers, as well as the health of the foodservice industry generally;
•	real or perceived quality or health issues with our products or other issues that adversely affect our brand and reputation;
•	the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;
•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•	the costs and success of our marketing efforts, and our ability to promote our brand;
•	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•	our ability to effectively manage our growth;
•	our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance;
•	our ability to compete effectively with existing competitors and new market entrants;
•	the impact of adverse economic conditions;
•	the sufficiency of our cash to meet our liquidity needs and service our indebtedness;
•	seasonality; and
•	the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

Unless the context otherwise requires, the terms “Vital Farms,” “the Company,” “we,” “our,” “us” or similar references in this Quarterly Report on Form 10-Q refer to Vital Farms, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 28, 2020	December 29, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,094	$1,274
Accounts receivable, net	16,016	16,108
Inventories	9,922	12,947
Income taxes receivable	—	1,615
Prepaid expenses and other current assets	3,199	2,706
Total current assets	46,231	34,650
Property, plant and equipment, net	26,823	22,458
Notes receivable from related party	844	831
Goodwill	3,858	3,858
Deposits and other assets	181	151
Total assets	$77,937	$61,948
Liabilities, Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,107	$13,510
Accrued liabilities	7,820	8,608
Current portion of long-term debt	1,460	2,160
Lease obligation, current	460	449
Contingent consideration, current	159	270
Income taxes payable	355	—
Total current liabilities	25,361	24,997
Long-term debt, net of current portion	8,315	2,896
Lease obligation, net of current portion	565	797
Contingent consideration, non-current	54	382
Deferred tax liabilities, net	2,306	755
Other liability, non-current	421	272
Total liabilities	37,022	30,099
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	175	175
Redeemable convertible preferred stock (Series B, Series C and Series D), $0.0001 par value per share; 8,192,876 shares authorized, issued, and outstanding as of June 28, 2020 (unaudited) and December 29, 2019; aggregate liquidation preference of $40,436 as of June 28, 2020 (unaudited) and December 29, 2019	23,036	23,036
Stockholders’ equity:
Common stock, $0.0001 par value per share, 40,348,565 shares authorized as of June 28, 2020 (unaudited) and December 29, 2019; 31,683,486 and 31,429,898 shares issued as of June 28, 2020 (unaudited) and December 29, 2019, respectively; 26,188,568 and 25,934,980 shares outstanding as of June 28, 2020 (unaudited) and December 29, 2019, respectively	3	3
Treasury stock, at cost, 5,494,918 common shares as of June 28, 2020 (unaudited) and December 29, 2019	(16,276)	(16,276)
Additional paid-in capital	20,789	19,593
Retained earnings	13,148	5,239
Total stockholders’ equity attributable to Vital Farms, Inc. stockholders	17,664	8,559
Noncontrolling interests	40	79
Total stockholders’ equity	$17,704	$8,638
Total liabilities, redeemable noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity	$77,937	$61,948

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net revenue	$59,341	$32,285	$106,920	$65,230
Cost of goods sold	36,643	21,285	68,367	42,724
Gross profit	22,698	11,000	38,553	22,506
Operating expenses:
Selling, general and administrative	9,970	4,758	19,648	9,922
Shipping and distribution	3,666	2,333	6,940	4,412
Total operating expenses	13,636	7,091	26,588	14,334
Income from operations	9,062	3,909	11,965	8,172
Other (expense) income, net:
Interest expense	(97)	(79)	(255)	(165)
Other (expense) income, net	(181)	53	(161)	1,322
Total other (expense) income, net	(278)	(26)	(416)	1,157
Net income before income taxes	8,784	3,883	11,549	9,329
Provision for income taxes	2,848	1,095	3,679	2,516
Net income	5,936	2,788	7,870	6,813
Less: Net (loss) income attributable to noncontrolling interests	(28)	(11)	(39)	956
Net income attributable to Vital Farms, Inc. common stockholders	$5,964	$2,799	$7,909	$5,857
Net income per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.23	$0.11	$0.30	$0.23
Diluted:	$0.16	$0.08	$0.21	$0.17
Weighted average common shares outstanding:
Basic:	26,007,459	26,440,796	25,974,873	25,426,563
Diluted:	37,896,742	36,241,488	37,755,675	35,067,996

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK , REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock				Total Stockholders’ Equity Attributable
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances at December 29. 2019	8,192,876	$23,036	$175	31,429,898	$3	(5,494,918)	$(16,276)	$19,593	$5,239	$8,559	$79	$8,638
Exercise of stock options	—	—	—	7,588	—	—	—	10	—	10	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	448	—	448	—	448
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	1,945	1,945	—	1,945
Balances at March 29, 2020	8,192,876	$23,036	$175	31,437,486	$3	(5,494,918)	$(16,276)	$20,051	$7,184	$10,962	$68	$11,030
Exercise of stock options	—	—	—	49,200	—	—	—	160	—	160	—	160
Exercise of warrant	—	—	—	196,800	—	—	—	282	—	282	—	282
Stock-based compensation expense	—	—	—	—	—	—	—	296	—	296	—	296
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	5,964	5,964	—	5,964
Balances at June 28, 2020	8,192,876	$23,036	$175	31,683,486	$3	(5,494,918)	$(16,276)	$20,789	$13,148	$17,664	$40	$17,704

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock				Total Stockholders’ Equity Attributable
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances at December 30, 2018	8,192,876	$23,036	$175	28,461,978	$3	(2,642,148)	$(1,987)	$4,245	$2,854	$5,115	$(848)	$4,267
Issuance of common stock, net of issuance costs of $497	—	—	—	1,407,506	—	—	—	7,003	—	7,003	—	7,003
Stock-based compensation expense	—	—	—	—	—	—	—	143	—	143	—	143
Net income attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	967	967
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	3,058	3,058	—	3,058
Balances at March 31, 2019	8,192,876	$23,036	$175	29,869,484	$3	(2,642,148)	$(1,987)	$11,391	$5,912	$15,319	$119	$15,438
Issuance of common stock, net of issuance costs of $406	—	—	—	1,407,506	—	—	—	7,094	—	7,094	—	7,094
Exercise of stock options	—	—	—	147,840	—	—	—	218	—	218	—	218
Repurchase of common stock	—	—	—	—	—	(2,852,770)	(14,289)	—	—	(14,289)	—	(14,289)
Stock-based compensation expense	—	—	—	—	—	—	—	143	—	143	—	143
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	2,799	2,799	—	2,799
Balances at June 30, 2019	8,192,876	$23,036	$175	31,424,830	$3	(5,494,918)	$(16,276)	$18,846	$8,711	$11,284	$108	$11,392

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	26-Weeks Ended
	June 28, 2020	June 30, 2019
Cash flows provided by operating activities:
Net income	$7,870	$6,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	954	726
Non-cash interest expense	11	4
Bad debt recovery	(150)	—
Inventory provisions	165	(67)
Change in fair value of contingent consideration	(350)	38
Stock-based compensation expense	744	286
Loss on write-off of construction in progress	209	—
Deferred taxes	1,551	—
Non-cash interest income	(13)	(66)
Changes in operating assets and liabilities:
Accounts receivable	241	(225)
Inventories	2,860	(5,737)
Income taxes payable	1,970	1,100
Prepaid expenses and other current assets	848	222
Deposits and other assets	(28)	85
Accounts payable	2,290	316
Accrued liabilities and other liabilities	(1,444)	(1,449)
Net cash provided by operating activities	$17,728	$2,046
Cash flows used in investing activities:
Purchases of property, plant and equipment	(5,388)	(1,479)
Notes receivable provided to related parties	—	(4,000)
Net cash used in investing activities	$(5,388)	$(5,479)
Cash flows provided by (used in) financing activities:
Proceeds from borrowings under term loan	5,000	—
Proceeds from borrowings under equipment loan	1,461	—
Proceeds from Paycheck Protection Program loan	2,593	—
Proceeds from issuance of common stock	—	15,000
Repayment of revolving line of credit	(1,325)	—
Repayment of equipment loan	(98)	—
Repayment of term loan	(335)	(335)
Repayment of Paycheck Protection Program loan	(2,593)	—
Repurchase of common stock	—	(14,289)
Payment of contingent consideration	(89)	(233)
Payment of issuance costs of common stock	—	(903)
Principal payments under lease obligation	(222)	(211)
Proceeds from exercise of stock options	170	218
Proceeds from exercise of warrant	282	—
Payment of deferred offering costs	(1,364)	—
Net cash provided by (used in) financing activities	$3,480	$(753)
Net increase in cash and cash equivalents	$15,820	$(4,186)
Cash and cash equivalents at beginning of the period	1,274	11,815
Cash and cash equivalents at end of the period	$17,094	$7,629
Supplemental disclosure of cash flow information:
Cash paid for interest	$261	$181
Cash paid for income taxes	$10	$1,291
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$254	$68
Deferred offering costs in accounts payable and accrued liabilities	$974	—

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (“Vital Farms”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. Vital Farms packages, markets and distributes pasture-raised shell eggs, pasture-raised butter and other products. These products are sold under the trade names Vital Farms, Alfresco Farms, Lucky Ladies and RedHill Farms, primarily to retail foodservice channels in the United States.

Vital Farms Arkansas, LLC, Vital Farms Missouri, LLC, Backyard Eggs, LLC, Barn Door Farms, LLC and Sagebrush Foodservice, LLC are all wholly owned subsidiaries of Vital Farms (collectively referred to with Vital Farms as the “Company”). All significant intercompany transactions and balances have been eliminated in the Vital Farms unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements as of June 28, 2020 and for the 13-week and 26-week periods ended June 28, 2020 and June 30, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Vital Farms, its subsidiaries and a variable interest entity (“VIE”) in which Vital Farms has a variable interest and is the primary beneficiary. The noncontrolling interest attributable to the VIE is presented as a component separate from stockholders’ equity in the unaudited condensed consolidated balance sheets. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 29, 2019 included in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-239772), filed with the SEC pursuant to Rule 424(b)(4) on July 31, 2020 (the “Prospectus”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of June 28, 2020, consolidated results of operations for the 13-week and 26-week periods ended June 28, 2020 and June 30, 2019, and consolidated cash flows for the 26-week periods ended June 28, 2020 and June 30, 2019. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the 13-week period and 26-week period ended June 28, 2020 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 27, 2020.

Reclassification of Prior Period Presentation: Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported consolidated results of operations.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended June 28, 2020 and June 30, 2019 both contain operating results for 13 weeks.

Impact of COVID-19 Pandemic: Due to the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on the Company’s business. The Company does not currently anticipate that the COVID-19 pandemic will have a material impact on the timelines for the Company’s product development and expansion efforts. However, the extent to which the COVID-19 pandemic impacts the Company’s business, product development and expansion efforts, corporate development objectives and the value of and market for the Company’s common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and the effectiveness of actions taken globally to contain and treat the disease. The global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Forward Stock Split: In July 2020, the board of directors and the stockholders of the Company approved a 2.46-for-1 forward stock split of the Company’s outstanding common stock and preferred stock, which was effected on July 22, 2020. Stockholders entitled to fractional shares as a result of the forward stock split will receive a cash payment in lieu of receiving fractional shares. All common stock, preferred stock, and per share information has been retroactively adjusted to give effect to this forward stock split for all periods presented. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities. There were no changes in the par values of the Company’s common stock and preferred stock as a result of the forward stock split.

Initial Public Offering: In August 2020, the Company completed its initial public offering (“IPO”) of 10,699,573 shares of common stock at an offering price of $22.00 per share.  The Company offered 5,040,323 shares of common stock and the selling stockholders identified in the Prospectus offered an additional 5,659,250 shares of common stock, including the underwriter’s option to purchase up to an additional 1,395,596 shares of common stock from the selling stockholders. The Company received gross proceeds of approximately $110,887 before deducting underwriting discounts, commissions and offering related transaction costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, which was deemed a Qualified IPO (as defined below), all of the then-outstanding shares of preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. The condensed consolidated financial statements as of June 28, 2020, including share and per share amounts, do not include the effects of the IPO.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 29, 2019, and the notes thereto, which are included in the Prospectus. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the 26-week period ended June 28, 2020.

Use of Estimates: The Company does not currently anticipate that the COVID-19 pandemic will have a material impact on the timelines for the Company’s product development and expansion efforts and the Company’s corporate development objectives. Because future COVID-19 developments are highly uncertain and cannot be predicted with confidence at this time, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these unaudited condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the unaudited condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s unaudited condensed consolidated financial statements.

Deferred Offering Costs: The Company capitalizes certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings until such financings are consummated. After consummation of an equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated or significantly delayed, the deferred offering costs are immediately written off to operating expenses. As of June 28, 2020, the Company recorded deferred offering costs related to its initial public offering (“IPO”) of $2,338 in the accompanying unaudited condensed consolidated balance sheets and are included in prepaid expenses and other current assets. Upon closing the IPO in August 2020, deferred offering costs were reclassified from prepaid and other current assets and recorded against the IPO proceeds reducing additional paid-in capital.

Recently Adopted Accounting Pronouncements: The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 29, 2019, and the notes thereto, which are included in the Company’s Prospectus. Except as described below, there have been no new accounting pronouncements adopted by the Company during the 26-week period ended June 28, 2020.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The standard is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2018-13 on December 30, 2019 and the adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted ASU 2020-04 on March 12, 2020 and the adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and also issued subsequent amendments to the initial guidance, ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10, ASU 2020-02, and ASU 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the unaudited condensed consolidated statement of operations. An entity may adopt the guidance either (1) retrospectively to each prior reporting period presented in the financial statements with a cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company expects to adopt Topic 842 retrospectively at the beginning of the period of adoption, December 27, 2021, through a cumulative-effect adjustment, and will not apply the new standard to comparative periods presented. The new standard provides a number of practical expedients. Upon adoption, the Company expects to elect all of the practical expedients available. The Company is currently evaluating the impact of its pending adoption of Topic 842 on its consolidated financial statements. It is anticipated that the primary impact of the adoption of Topic 842 will be the recording of a right-of-use asset and lease liability of similar amount on the Company’s unaudited condensed consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 (collectively, “Topic 326”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For non-public companies, Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company expects to adopt Topic 326 on December 26, 2022. The Company is currently evaluating the impact of its pending adoption of Topic 326 on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company expects to adopt ASU 2019-12 on December 26, 2022. Although the Company is currently evaluating the impact of the adoption of ASU 2019-12, the Company does not expect it to have a material impact on its consolidated financial statements.

3. Fair Value

The contingent consideration in the unaudited condensed consolidated balance sheets relates to royalty payments in connection with the Heartland Eggs, LLC asset acquisition. The fair value of the contingent consideration was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The following tables presents information about the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of June 28, 2020, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration, current	$—	$—	$159	$159
Contingent consideration, non-current	—	—	54	54
Total	$—	$—	$213	$213

	Fair Value Measurements as of December 29, 2019 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration, current	$—	$—	$270	$270
Contingent consideration, non-current	—	—	382	382
Total	$—	$—	$652	$652

During the 13-week and 26-week periods ended June 28, 2020 and June 30, 2019, there were no transfers between fair value measurement levels.

During the 13-week periods ended June 28, 2020 and June 30, 2019, the Company recognized unrealized (gains) and losses associated with the fair value of contingent consideration of ($327) and $16, respectively. During the 26-week periods ended June 28, 2020 and June 30, 2019, the Company recognized unrealized (gains) and losses associated with the fair value of contingent consideration of ($350) and $38, respectively.

The following table provides a rollforward of the aggregate fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs:

Balance as of December 29, 2019	$652
Payment of contingent consideration	(47)
Change in fair value	(23)
Balance as of March 29, 2020	$582
Payment of contingent consideration	(42)
Change in fair value	(327)
Balance as of June 28, 2020	$213

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration:

Unobservable Input	June 28, 2020
Dozens of eggs supplied	3,208,304
Royalty rate per dozen eggs	$0.07
Estimated royalty income	$225
Discount interval (in years)	1.9

4. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net Revenue:
Eggs	$54,494	$30,012	$98,439	$60,151
Butter	4,847	2,273	8,481	5,079
Net Revenue	$59,341	$32,285	$106,920	$65,230

Net revenue is primarily generated from the sale of eggs and butter. Historically, the Company’s product offering was comprised of pasture-raised shell eggs, pasture-raised hard-boiled eggs and pasture-raised butter.  In 2019, the Company added both liquid whole eggs and clarified butter (“ghee”) to its product offerings.

During the 13-week periods ended June 28, 2020 and June 30, 2019, net revenue generated from eggs included net revenue from pasture-raised shell eggs of $53,912 and $29,639, respectively, net revenue generated from liquid whole eggs of $252 and $0, respectively, and net revenue generated from pasture-raised hard boiled eggs of $330 and $373, respectively. During the 13-week periods ended June 28, 2020 and June 30, 2019, net revenue generated from butter included net revenue from pasture-raised butter of $4,557 and $2,237, respectively, and net revenue generated from ghee of $290 and $36, respectively.

During the 26-week periods ended June 28, 2020 and June 30, 2019, net revenue generated from eggs included net revenue from pasture-raised shell eggs of $97,352 and $59,380, respectively, net revenue generated from liquid whole eggs of $401 and $0, respectively, and net revenue generated from pasture-raised hard boiled eggs of $686 and $771, respectively. During the 26-week periods ended June 28, 2020 and June 30, 2019, net revenue generated from butter included net revenue from pasture-raised butter of $7,937 and $4,980, respectively, and net revenue generated from ghee of $544 and $99, respectively.

The 13-week and 26-week periods ended June 28, 2020 include $624 revenue resulting from reduction of a sales promotion incentive settled in Q2 2020 that related to a prior year’s gross sales.

As of June 28, 2020 and December 29, 2019, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net and during the 13-week periods and 26-week periods ended June 28, 2020 and June 30, 2019, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from these significant customers during the 13-week periods and 26-week periods ended June 28, 2020 and June 30, 2019, and accounts receivable, net due from these significant customers as of June 28, 2020 and December 29, 2019, are as follows:

	Net Revenue for the 13-Weeks Ended June 28, 2020	Net Revenue for the 13-Weeks Ended June 30, 2019	Net Revenue for the 26-Weeks Ended June 28, 2020	Net Revenue for the 26-Weeks Ended June 30, 2019
Customer A	11%	34%	22%	35%
Customer B	14%	13%	14%	13%
Customer C	13%	11%	12%	11%
Customer D	21%	*	12%	*

*Revenue was less than 10%.

	Accounts Receivable, Net as of June 28, 2020	Accounts Receivable, Net as of December 29, 2019
Customer A	*	25%
Customer B	20%	21%
Customer C	*	*
Customer D	22%	*

*Accounts receivable was less than 10%.

5. Accounts Receivable

Accounts receivable, net was $16,016 and $16,108 as of June 28, 2020 and December 29, 2019, respectively.

As of June 28, 2020 and December 29, 2019, the Company recorded an allowance for doubtful accounts of $154 and $304, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 29, 2019	$(304)
Provisions Charged to Operating Results	—
Account Write-off and Recoveries	116
As of March 29, 2020	(188)
Provisions Charged to Operating Results	—
Account Write-off and Recoveries	34
As of June 28, 2020	$(154)

6. Inventories

Inventory consisted of the following as of the periods presented:

	June 28, 2020	December 29, 2019
Eggs and inventory in transit	$5,939	$8,811
Butter	1,069	646
Packaging	1,575	1,949
Ghee	606	792
Egg Bites	77	—
Other	656	749
	$9,922	$12,947

Changes in the excess and obsolete inventory reserve for the period presented, were as follows:

Excess and obsolete inventory reserve
As of December 29, 2019	$(189)
Provisions Charged to Operating Results	(73)
Account Write-off	—
As of March 29, 2020	(262)
Provisions Charged to Operating Results	(92)
Account Write-off	—
As of June 28, 2020	$(354)

During the 13-week periods ended June 28, 2020 and June 30, 2019, laying-hen costs amortized to cost of goods sold were approximately $125 and $139, respectively. During the 26-week periods ended June 28, 2020 and June 30, 2019, laying-hen costs amortized to cost of goods sold were approximately $240 and $278, respectively.  On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirement to determine whether write-offs for excess or obsolete inventory reserves are required.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	June 28, 2020	December 29, 2019
Land	$525	$525
Buildings and improvements	14,266	14,241
Vehicles	502	454
Machinery and equipment	8,493	6,297
Leasehold improvements	486	483
Furniture and fixtures	447	422
Construction in progress	6,418	3,396
	31,137	25,818
Less: Accumulated depreciation and amortization	(4,314)	(3,360)
Property, plant and equipment, net	$26,823	$22,458

During the 13-week periods ended June 28, 2020 and June 30, 2019, depreciation and amortization of property, plant and equipment was approximately $498 and $370, respectively. During the 26-week periods ended June 28, 2020 and June 30, 2019, depreciation and amortization of property, plant and equipment was approximately $954 and $726, respectively.

As of June 28, 2020 and December 29, 2019, machinery and equipment that was leased under capital leases and included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets was approximately $1,347 and $1,505, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	June 28, 2020	December 29, 2019
Accrued promotions and expired product chargebacks	$1,927	$2,038
Accrued grower payments	16	1,649
Accrued employee related costs	2,428	1,132
Accrued offering costs	1,190	385
Accrued distribution fees and freight	345	624
Accrued accounting and legal fees	73	86
Accrued marketing and commissions	348	887
Property, plant and equipment	—	964
Other	1,493	843
Accrued liabilities	$7,820	$8,608

9. Long-Term Debt

In October 2017, the Company entered into a credit facility agreement with PNC Bank, National Association (the “Credit Facility”) that provided for an initial term loan of $4,700 (the “Term Loan”) and a revolving line of credit of up to $10,000 (the “Revolving Line of Credit”). The Credit Facility also originally provided for a $1,500 equipment loan (the “Equipment Loan”) for the purpose of funding permitted capital expenditures, subject to certain restrictions. The Credit Facility matures in October 2022.

In April 2018, the Company entered into amended loan agreements in connection with the Credit Facility (the “First Amendment Loan” and “Second Amendment Loan,” respectively). The First Amendment Loan was entered to decrease the maximum borrowing capacity under the Equipment Loan from $1,500 to $750 and to waive existing events of default. The Second Amendment Loan was entered to modify various definitions and terms that were not significant.

In February 2019, the Company entered into the Third Amendment to the Credit Facility (“Third Amendment Loan”). The Third Amendment Loan waived existing events of default under the Credit Facility.

In February 2020, the Company entered into the Fourth Amendment to the Credit Facility (“Fourth Amendment Loan”) which amended certain terms and conditions under the Credit Facility.  In addition, the Fourth Amendment Loan increased the maximum borrowing capacity under the Credit Facility to $17,700. The Fourth Amendment Loan also increased the maximum borrowing capacity under the Equipment Loan to $3,000 and extended the borrowing period for the Equipment Loan from October 2019 to October 2021.

In May 2020, the Company entered into the Fifth Amendment to the Credit Facility (‘Fifth Amendment Loan”) which waived a technical default that was triggered by exceeding the capital expenditure limit under the Credit Facility, and amended certain terms and conditions, including an increase to the capital expenditure limit. In addition, the Fifth Amendment Loan increased the maximum borrowing capacity of the Credit Facility to $22,700. The Fifth Amendment Loan also increased the maximum borrowing capacity under the Revolving Line of Credit to $15,000.

In June 2020, the Company entered into the Sixth Amendment to the Credit Facility (“Sixth Amendment Loan”) which amended certain terms and conditions under the Credit Facility and increased the maximum borrowing capacity of the Credit Facility to $25,910. In addition, the Sixth Amendment Loan refinanced the Term Loan and provided for the borrowing of an additional $5,000, resulting in the issuance of an amended and restated secured term loan note in the amount of $7,910.

Borrowings under the amended and restated Term Loan are repayable in monthly installments of principal and interest, followed by a balloon payment of all unpaid principal and accrued and unpaid interest due in July 2027. Interest on borrowings under the amended and restated Term Loan accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) LIBOR plus 3.25% or (ii) 2.25% plus the sum of the Federal Funds Open Rate plus 50 basis points and the Daily LIBOR Rate plus 100 basis points. As of June 28, 2020 and December 29, 2019, the interest rate applicable to borrowings under the amended and restated Term Loan was 3.53% and 4.64%, respectively.

The maximum borrowing capacity under the Revolving Line of Credit is $15,000.  Interest on borrowings under the Revolving Line of Credit, as well as loan advances thereunder, accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) LIBOR plus 2.25% or (ii) 1.25% plus the alternate base rate. As of June 28, 2020 and December 29, 2019, the interest rate applicable to borrowings under the Revolving Line of Credit was 4.50% and 5.75%, respectively.

The maximum borrowing capacity under the Equipment Loan is $3,000, subject to certain restrictions. Any borrowings under the Equipment Loan from October 2018 through October 2021 will be due and payable beginning the following month with 36 monthly installments of principal due through October 2022, and all accrued and unpaid interest due October 2022. Interest on borrowings under the Equipment Loan accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) LIBOR plus 3.00% or (ii) 2.00% plus the alternate base rate. As of June 28, 2020 and December 29, 2019, the interest rate applicable to borrowings under the Equipment Loan was 4.76% and 4.44%, respectively.

The Credit Facility is secured by all of the Company’s assets and requires the Company to maintain two financial covenants: a fixed charge coverage ratio and a leverage ratio. The Credit Facility also contains various covenants relating to limitations on indebtedness, dividends, investments and acquisitions, mergers, consolidations, the sale of properties and liens and capital expenditures. In addition, the Credit Facility imposes limitations on the Company’s ability to pay dividends or distributions on any equity interest, declare any stock splits or reclassifications of its stock, or apply any of its funds, property or assets to purchase, redeem or retire any of its equity interests or to purchase, redeem or retire any of its options to purchase any of its equity interests. As a result of the limitations contained in the Credit Facility, all of the net assets on the Company’s unaudited condensed consolidated balance sheet as of June 28, 2020 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and do not hold any assets or liabilities; therefore, these subsidiaries have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. The Credit Facility also contains other customary covenants, representations and events of default. As of June 28, 2020, the Company was in compliance with all covenants under the Credit Facility.

Debt issuance costs associated with the Credit Facility are reflected as a reduction of the carrying value of long-term debt on the Company’s unaudited condensed consolidated balance sheets and are being amortized to interest expense over the term of the Credit Facility using the effective interest method. During the 13-week periods ended June 28, 2020 and June 30, 2019, the Company recognized interest expense of $97 and $79, respectively, which includes amortization of debt issuance costs of $7 and $10, respectively. During the 26-week periods ended June 28, 2020 and June 30, 2019, the Company recognized interest expense of $255 and $165, respectively, which includes amortization of debt issuance costs of $16 and $20, respectively.

As of the periods presented, long-term debt, net of current portion, consisted of the following:

	June 28, 2020	December 29, 2019
Term Loan	$7,910	$3,245
Revolving Line of Credit	—	1,325
Equipment Loan	1,917	554
Less: current portion of long-term debt	(1,460)	(2,160)
Less: unamortized debt issuance costs	(52)	(68)
Long-term debt, net of current portion	$8,315	$2,896

Future principal payments for long-term debt as of June 28, 2020 are as follows:

For 26-Week Period
2020 (remaining twenty-six weeks)	$664
2021	1,731
2022	7,432
Total	$9,827

Amounts outstanding under the Company’s Revolving Line of Credit as of December 29, 2019 have been presented as current obligations under current portion of long-term debt in the Company’s unaudited condensed consolidated balance sheets due to the Company’s ability and intent to repay the amounts within the next twelve months. The Company repaid all amounts outstanding under the Revolving Line of Credit in April 2020 and all amounts outstanding under the Equipment Loan in September 2020.

Paycheck Protection Program Loan: In April 2020, the Company received loan proceeds of approximately $2,593 under the Paycheck Protection Program (“PPP”) (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualify businesses for amounts up to 2.5 times of the average monthly payroll expenses for the qualifying business. The Company elected to not use any of the PPP Loan proceeds of $2,593 and repaid the entire balance of the PPP Loan in April 2020.

10. Redeemable Convertible Preferred Stock

As of June 28, 2020, and December 29, 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue 8,192,876 shares, par value $0.0001 per share, of preferred stock, of which 2,728,018 shares are designated Series B redeemable convertible preferred stock, 2,464,466 shares are designated Series C redeemable convertible preferred stock, and 3,000,392 shares are designated Series D redeemable convertible preferred stock (collectively, the “Preferred Stock”).

As of the dates presented, Preferred Stock consisted of the following:

	June 28, 2020
	Preferred Stock Designated	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series B preferred stock	2,728,018	2,728,018	$4,377	$9,005	2,728,018
Series C preferred stock	2,464,466	2,464,466	7,639	12,002	2,464,466
Series D preferred stock	3,000,392	3,000,392	11,020	19,429	3,000,392
Total Preferred Stock	8,192,876	8,192,876	$23,036	$40,436	8,192,876

	December 29, 2019
	Preferred Stock Designated	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series B preferred stock	2,728,018	2,728,018	$4,377	$9,005	2,728,018
Series C preferred stock	2,464,466	2,464,466	7,639	12,002	2,464,466
Series D preferred stock	3,000,392	3,000,392	11,020	19,429	3,000,392
Total Preferred Stock	8,192,876	8,192,876	$23,036	$40,436	8,192,876

Prior to the IPO, the holders of the Preferred Stock have the following rights and preferences:

Voting: The holders of the Preferred Stock are entitled to the number of votes equal to the number of whole shares of the Company’s common stock into which the shares of Preferred Stock held by such holder are convertible on such date. The holders of Preferred Stock shall vote together with the holders of the Company’s common stock, as a single class, on all matters submitted to a vote of stockholders.

Liquidation: Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series D preferred stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of Series B preferred stock, Series C preferred stock or the Company’s common stock by reason of their ownership thereof, an amount equal to the greater of (a) $6.48 per share of Series D preferred stock, plus any dividends declared but unpaid thereon, and (b) such amount per share as would have been payable had all shares of Series D preferred stock been converted into common stock immediately prior to a liquidation, dissolution or deemed liquidation event; provided that, if upon any liquidation event the amount payable with respect to any Series D preferred stock are not paid in full, the holders thereof shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them. Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of Series B preferred stock and Series C preferred stock will be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of the Company’s common stock, an amount equal to the greater of (i) $3.30 per share of Series B preferred stock, plus any declared but unpaid dividends, or $4.87 per share of Series C preferred stock or (ii) such amount per share as would have been payable had all shares of Series B preferred stock and Series C preferred stock been converted into shares of the Company’s common stock immediately prior to such liquidation, dissolution or deemed liquidation event; provided that, if upon any liquidation event the amounts payable with respect to any series of Series B preferred stock and Series C preferred stock, are not paid in full, the holders there of shall share ratably in all the assets available for payment in proportion to the full respective liquidation preference amount to which they are entitled. Upon completion of the distributions required above, the remaining assets of the Company available for distribution to its stockholders shall be distributed ratably to the holders of the Company’s common stock.

Conversion: Each share of Preferred Stock is convertible into shares of the Company’s common stock on a one-for-one basis, subject to appropriate adjustment in the event of any stock dividend, stock split or similar recapitalization, at the option of the stockholder and subject to adjustments in accordance with anti-dilution provisions. In addition, such shares will be converted automatically into shares of the Company’s common stock at the then applicable conversion ratio upon the earlier of (i) a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (a “Qualified IPO”), or (ii) the occurrence of an event specified by vote or written consent of the holders of at least 66.66% of the then outstanding shares of Preferred Stock.

Dividends: Dividends are payable if and when declared by the Company’s board of directors.

Redemption: The holders of the Company’s Preferred Stock have no voluntary rights to redeem shares. A liquidation, dissolution or winding up of the Company would constitute a redemption event, which may be outside of the Company’s control.

Upon the closing of the IPO in August 2020, which was deemed a Qualified IPO, all of the then-outstanding shares of Preferred Stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of Preferred Stock outstanding.

11. Common Stock and Common Stock Warrant

Common Stock: As of June 28, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 40,348,565 shares of common stock, par value $0.0001 per share.

In March 2019 and April 2019, the Company issued and sold an aggregate of 2,815,012 shares of common stock at a purchase price of $5.3286 per share, for proceeds of $14,097, net of issuance costs of $903.

In March 2019 and April 2019, the Company executed a tender offer to repurchase 2,852,770 shares of its common stock and the vested equity of certain directors, employees and officers for a net purchase price of $5.0087 per shares for net proceeds of $14,289.

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock set forth above. Each share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of Preferred Stock. No cash dividends had been declared or paid during the periods presented.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	June 28, 2020	December 29, 2019
Conversion of outstanding shares of redeemable convertible preferred stock	8,192,876	8,192,876
Warrants to purchase common stock	—	196,800
Options to purchase common stock	4,902,229	5,413,064
Shares available for grant under the 2013 Incentive Plan	694,126	240,079
Total	13,789,231	14,042,819

Common Stock Warrant: In June 2015, the Company issued a warrant to the guarantor of a line of credit agreement that was entered in 2015 and matured and was repaid in full in 2017. The guarantor was also the Company’s Chief Executive Officer. The warrant provided for the purchase of a total of 196,800 shares of the Company’s common stock at an exercise price of $1.43 per share. The warrant was schedule to expire on the earlier of June 12, 2020 or the completion of the IPO. At the time of issuance, the Company classified the warrant as equity in its unaudited condensed consolidated balance sheets. On June 9, 2020, the guarantor exercised the warrant to purchase 196,800 shares of the Company’s common stock resulting in net proceeds of approximately $282.

12. Stock-Based Compensation

As of June 28, 2020, 694,126 shares were available for future grants of the Company’s common stock.

The following table summarizes the Company’s stock option activity since December 29, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 29, 2019	5,413,064	$3.73	7.3	$60,059
Granted	40,588	$12.43
Exercised	(56,788)	$2.99		$751
Cancelled	(494,635)	$5.29
Outstanding as of June 28, 2020	4,902,229	$3.66	6.6	$61,561
Options exercisable as of June 28, 2020	2,478,270	$2.08	4.5	$35,027
Options vested and expected to vest as of June 28, 2020	4,902,229	$3.66	6.6	$61,561

The fair value of shares vested during the 13-week period and the 26-week period ended June 28, 2020 was $40 and $312, respectively.

The following table presents, on a weighted-average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of the stock options granted by the Company during the 26-week period ended June 28, 2020:

Expected term (in years)	5.6
Expected stock price volatility	41.18%
Risk-free interest rate	0.41%
Expected dividend yield	0.00%

During the 13-week periods ended June 28, 2020 and June 30, 2019, the Company recognized stock-based compensation expense of $296 and $143, respectively. During the 26-week periods ended June 28, 2020 and June 30, 2019, the Company recognized stock-based compensation expense of $744 and $286, respectively. The Company records stock-based compensation expense in selling, general and administrative expenses.

As of June 28, 2020, total unrecognized stock-based compensation expense related to unvested stock options was $4,700, which is expected to be recognized over a weighted-average period of 1.9 years.

13. Income Taxes

The Company’s effective tax rate for the 13-week periods ended June 28, 2020 and June 30, 2019 was approximately 32% and 28%, respectively. The Company’s effective tax rate for the 26-week periods ended June 28, 2020 and June 30, 2019 was approximately 32% and 27%, respectively. The effective tax rates differ from the federal statutory rate of 21% principally as a result of non-deductible expenses, partially offset by the enhanced food donation tax deduction for both the 26-week periods ended June 28, 2020 and June 30, 2019.

14. Net Income Per Share

Basic and diluted net income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	June 28, 2020	June 30, 2019
Numerator:
Net income	$5,936	$2,788
Less: Net loss attributable to noncontrolling interests	(28)	(11)
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$5,964	$2,799
Denominator:
Weighted average common shares outstanding — basic	26,007,459	26,440,796
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	3,580,960	1,463,816
Effect of potentially dilutive common stock warrants	115,447	144,000
Effect of potentially dilutive redeemable convertible preferred stock	8,192,876	8,192,876
Weighted average common shares outstanding — diluted	37,896,742	36,241,488
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.23	$0.11
Diluted	$0.16	$0.08

	26-Weeks Ended
	June 28, 2020	June 30, 2019
Numerator:
Net income	$7,870	$6,813
Less: Net (loss) income attributable to noncontrolling interests	(39)	956
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$7,909	$5,857
Denominator:
Weighted average common shares outstanding — basic	25,974,873	25,426,563
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	3,444,989	1,304,557
Effect of potentially dilutive common stock warrants	142,937	144,000
Effect of potentially dilutive redeemable convertible preferred stock	8,192,876	8,192,876
Weighted average common shares outstanding — diluted	37,755,675	35,067,996
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.30	$0.23
Diluted	$0.21	$0.17

For the 13-week periods ended June 28, 2020 and June 30, 2019, options to purchase 118,584 shares of common stock and 399,701 shares of common stock, respectively, were excluded from the computation of diluted net income per share attributable to Vital Farms Inc. common stockholders because including them would have been antidilutive.  For the 26-week periods ended June 28, 2020 and June 30, 2019, options to purchase 116,764 shares of common stock and 1,073,637 shares of common stock, respectively, were excluded from the computation of diluted net income per share attributable to Vital Farms Inc. common stockholders because including them would have been antidilutive.

15. Commitments and Contingencies

Operating Leases: As of June 28, 2020, the Company was leasing 9,082 square feet of office space and parking spaces in Austin, Texas. The lease expires in April 2026. The Company has the option to extend the lease agreement for successive periods of up to five years. The monthly lease payments, which include base rent charges of $19, are subject to periodic rent increases through April 2026.

As of June 28, 2020, the Company was leasing warehouse space in Webb City, Missouri for 5,000 rentable pallet spaces. The Company has the option to exceed the 5,000 pallet spaces through December 31, 2021, the amended lease expiration date. The monthly lease payments include base rent charges of $55.

As of June 28, 2020, the Company was leasing warehouse space in Springfield, Missouri for 3,750 rentable pallet spaces. The Company has the option to exceed the 3,750 pallet spaces through September 30, 2023, the lease expiration date. The monthly lease payments, which include base rent charges of $85, are subject to periodic rent increases through September 2023.

The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. During the 13-week periods ended June 28, 2020 and June 30, 2019, the Company recognized rent expense, including associated common area maintenance charges, of $107 and $83, respectively. During the 26-week periods ended June 28, 2020 and June 30, 2019, the Company recognized rent expense, including associated common area maintenance charges, of $222 and $162, respectively.

As of June 28, 2020, future minimum lease payments under noncancelable operating leases are as follows:

2020 (remaining twenty-six weeks)	$734
2021	1,989
2022	1,362
2023	1,121
2024	329
Thereafter	454
Total	$5,989

Supplier Contracts: The Company purchases its egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent upon the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts. In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 840, Leases. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. As total purchase commitments contained in these arrangements are variable, the amounts attributable to the lease components are contingent rentals; there are no minimum lease payments associated with these long-term supply contracts. As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase costs of eggs, which includes costs associated with the eggs and the corresponding costs of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers. During the 13-week periods ended June 28, 2020 and June 30, 2019, the Company recognized total costs associated with its long-term supply contracts with farms of $22,624 and $11,851, respectively. During the 26-week periods ended June 28, 2020 and June 30, 2019, the Company recognized total costs associated with its long-term supply contracts with farms of $42,689 and $23,535, respectively.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 28, 2020, the Company has not incurred any material costs as a result of such indemnifications.

Litigation: The Company is subject to various claims and contingencies which are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. The liability recorded includes probable and estimable legal costs incurred to date and future legal costs to the point in the legal matter where the Company believes a conclusion to the matter will be reached. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible.

In January 2019, Ovabrite Inc. (“Ovabrite”) settled claims made pursuant to a lawsuit in which Ovabrite was the defendant and a countersuit in which Ovabrite was the plaintiff and recorded a related gain of $1,200, which is included in other income in the unaudited condensed consolidated statements of operations.

16. Related Party Transactions

Guarantor Warrant: The Company’s executive chairman and former Chief Executive Officer (the “Guarantor”) guaranteed the Company’s obligations under a line of credit agreement that was entered into in 2015 and that matured and was repaid in full in 2017. The Company issued a warrant to purchase 196,800 shares of the Company’s common stock at an exercise price of $1.43 to the Guarantor in exchange for his guaranty. See Note 11, “Common Stock and Common Stock Warrant.” The warrant expired on the earlier of June 12, 2020 or the completion of the IPO. In June 2020, the Guarantor exercised the warrant to purchase 196,800 shares of the Company’s common stock resulting in net proceeds of approximately $282.

Ovabrite, Inc.: Ovabrite is a related party because its founders are stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairman and member of the Company’s board of directors. Since Ovabrite’s incorporation in November 2016, the Company is deemed to have had a variable interest in Ovabrite, and Ovabrite is deemed to have been a VIE, of which the Company is the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation.

Note Receivable from Related Parties: In February 2019, the Company issued promissory notes in the aggregate amount of $4,000 to its founder and a former member of the board of directors that is currently a board observer, both of whom are also stockholders of the Company. The promissory notes bear monthly interest at LIBOR plus 2.0% and mature on the earlier of August 7, 2022 or the date of closing of a liquidity transaction which is defined as a merger, consolidation or sale of the Company’s assets or such time as the notes would be prohibited by the Sarbanes-Oxley Act (“Promissory Note Maturity Date”). All unpaid principal and accrued and unpaid interest are due on the Promissory Note Maturity Date. The borrower may prepay all or any portion of the promissory note at any time without premium or penalty. In November 2019, $3,200 of the promissory notes were repaid.

As of June 28, 2020, the Company recorded $44 of interest income receivable in the unaudited condensed consolidated balance sheets. During the 13-week periods and 26-week periods ended June 28, 2020 and June 30, 2019, the Company did not receive any principal payments in connection with the promissory notes. During the 13-week periods ended June 28, 2020 and June 30, 2019, the Company recorded interest income of $8 and $43, respectively, in connection with the promissory notes. During the 26-week periods ended June 28, 2020 and June 30, 2019, the Company recorded interest income of $13 and $66, respectively, in connection with the promissory notes. In August 2020, the remaining $800 of the promissory notes were repaid.

Manna Tree Partners: In March 2019 and April 2019, the Company issued and sold an aggregate of 2,815,012 shares of common stock at a purchase price of $5.3286 per share, for an aggregate purchase price of $15,000, to entities associated with Manna Tree Partners. The co-founder and chief operating officer of Manna Tree Partners is a member of the Company’s board of directors.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. (“Sandpebble”) for project management and related services associated with the construction and expansion of Egg Central Station. The owner and principal of Sandpebble is the father of an executive of the Company. In connection with the services described above, the Company paid Sandpebble $135 and $140 during the 13-week periods ended June 28, 2020 and June 30, 2019, respectively, and $358 and $237 during the 26-week periods ended June 28, 2020 and June 30, 2019, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets.

17. Subsequent Events

Management has evaluated all subsequent events through September 9, 2020, the date these unaudited condensed consolidated financial statements were available for issuance.

In July 2020, the Company entered into the Seventh Amendment to the Credit Facility (“Seventh Amendment Loan”).  The Seventh Amendment Loan amended the Credit Facility to modify various definitions and terms in anticipation of the Company’s IPO.

On September 1, 2020 all outstanding amounts under the Equipment Loan were repaid.

In July 2020, the Company’s board of directors adopted its 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by its stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan is 8,595,871 shares, which is the sum of (i) 3,000,000 new shares, plus (ii) the number of shares available for the grant of new awards under the 2013 Incentive Plan at July 30, 2020, plus (iii) the number of shares subject to outstanding stock awards granted under the 2013 Incentive Plan and that, following the July 30, 2020, terminate, expire or are otherwise forfeited, reacquired or withheld. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. Pursuant to the 2020 Incentive Plan, the Company’s board of directors granted stock options to purchase an aggregate of 820,979 shares of common stock to executive officers and employees with an exercise price of $22.00 per share.

In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s board of directors. The Company’s board of directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2020 ESPP during a specific offering period. As of June 28, 2020, no offerings had been approved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Prospectus that forms a part of our Registration Statement on Form S-1 (File No. 333-230838), which was filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424 on May 14, 2019, or the Prospectus.

Vital Farms is an ethical food company that is disrupting the U.S. food system. We have developed a framework that challenges the norms of the incumbent food model and allows us to bring high-quality products from our network of small family farms to a national audience. This framework has enabled us to become the leading U.S. brand of pasture-raised eggs and butter and the second largest U.S. egg brand by retail dollar sales. Our ethics are exemplified by our focus on the humane treatment of farm animals and sustainable farming practices. We believe these standards produce happy hens with varied diets, which produce better eggs. There is a seismic shift in consumer demand for ethically produced, natural, traceable, clean label, great-tasting and nutritious foods. Supported by a steadfast adherence to the values on which we were founded, we have designed our brand and products to appeal to this consumer movement.

Our purpose is rooted in a commitment to Conscious Capitalism, which prioritizes the long-term benefits of each of our stakeholders (farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders). Our business decisions consider the impact on all of our stakeholders, in contrast with the factory farming model, which principally emphasizes cost reduction at the expense of animals, farmers, consumers, crew members, communities and the environment. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our designation as a Certified B Corporation, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability. Vital Farms was founded in 2008, and our pasture-raised shell eggs were launched at Whole Foods Market, Inc., or Whole Foods, in the same year. Since then, we have expanded our operations and our portfolio of pasture-raised food products as illustrated below:

We source our pasture-raised products from a network of approximately 200 small family farms. We have strategically designed our supply chain to ensure high-production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

We primarily work with our farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed upon price that depends upon pallet weight and is indexed quarterly in arrears for changes in feed cost.

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs, which sell for as much as three times the price of commodity eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at The Kroger Co., or Kroger, Sprouts Farmers Market, or Spouts, Target Corporation and Whole Foods, and we also sell our pasture-raised products at Albertsons Companies, Inc., Publix Super Markets, Inc. and Walmart Inc. We offer 24 retail SKUs through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and, in the medium- to long-term, foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 82,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing three million eggs per day and has achieved Safe Quality Food, or SQF, Level 3 certification, the highest level of such certification from the Global Food Safety Initiative. In addition, Egg Central Station is the only egg facility, and we are one of only six companies, globally to have received the SQF Institute, or SQFI, Select Site certification. Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as US Foods, Inc., or US Foods, and KeHE Distributors, LLC, or KeHE, which purchase, store, sell and deliver our products to Whole Foods and Sprouts, respectively.  In the 13-week periods ended June 28, 2020 and June 30, 2019, United Natural Foods, Inc., or UNFI (which was Whole Foods’ distributor through March 2020), accounted for approximately 11% and 34% of our net revenue, respectively, US Foods (which became Whole Foods’ distributor in April 2020) accounted for approximately 21% and 0% of our net revenue, respectively, and KeHE accounted for approximately 13% and 11% of our net revenue, respectively. In the 26-week periods ended June 28, 2020 and June 30, 2019, UNFI (which was Whole Foods’ distributor through March 2020) accounted for approximately 22% and 35% of our net revenue, respectively, US Foods accounted for approximately 12% and 0% of our net revenue, respectively, and KeHE accounted for approximately 12% and 11% of our net revenue, respectively. We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers.

We have experienced consistent sales growth. We had net revenue of $59.3 million and $32.3 million, net income of $5.9 million and $2.8 million, and Adjusted EBITDA of $9.3 million and $4.4 million in the 13-week periods ended June 28, 2020 and June 30, 2019, respectively. We had net revenue of $106.9 million and $65.2 million, net income of $7.9 million and $6.8 million, and Adjusted EBITDA of $13.1 million and $9.2 million in the 26-week periods ended June 28, 2020 and June 30, 2019, respectively. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

On August 4, 2020, we completed our initial public offering, or IPO, of 10,699,573 shares of common stock at an offering price of $22.00 per share.  We issued and sold 5,040,323 shares of common stock and the selling stockholders identified in the Prospectus sold 5,659,250 shares of common stock, including 1,395,596 shares of common stock sold by the selling stockholders pursuant to the underwriters’ exercise in full of their option to purchase additional shares. We received gross proceeds of approximately $110.9 million before deducting underwriting discounts, commissions and offering related transaction costs; we did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of our then-outstanding shares of redeemable convertible preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding. The condensed consolidated financial statements as of June 28, 2020, including share and per share amounts, do not include the effects of the IPO.

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic in the 13-week period and 26-week period ended June 28, 2020, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business and our stakeholders, comprised of farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders. While we are not experiencing material adverse impacts at this time, given the global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, the majority of our crew members at our headquarters transitioned to working remotely.

Supply Chain

Egg Central Station currently continues to be operational and we have implemented a number of measures to prevent and mitigate any outbreak of COVID-19 at that facility; however, we are managing operations through “essential” on-site staff and flexible work arrangements, and may need to further modify or reduce operations due to the evolving effects of the COVID-19 pandemic.

We are working closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic. We currently expect to have an adequate supply of eggs to meet anticipated demand in fiscal 2020, as well as adequate capacity for packing and processing our eggs. Additionally, as a result of the COVID-19 pandemic, there have been recent disruptions in the U.S. pasture-raised milk supply, including significant drops in prices and demand, which have resulted in the loss of suppliers. While we have worked with our co-manufacturers to mitigate these supply disruptions, and as a result there has been no impact on our ability to fill customer orders for pasture-raised butter or ghee products, we expect that these supply disruptions will continue for the foreseeable future and that they may be further exacerbated by the ongoing effects of the COVID-19 pandemic. If the COVID-19 pandemic persists for an extended period of time and further impacts egg or milk supply, or disrupts our essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from our products.

Corporate Development

With cash and cash equivalents of $17.1 million as of June 28, 2020 and access to additional funds as a result of our IPO and under our credit facility agreement with PNC Bank, National Association, or Credit Facility, we anticipate having sufficient liquidity to make investments in our business this fiscal year in support of our long-term growth strategy. Our IPO, which was completed on August 4, 2020, resulted in net proceeds to us of approximately $99.5 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents as of June 28, 2020, together with cash provided by our operating activities, proceeds from our IPO and proceeds from borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station. We may be required to seek additional equity or debt financing. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations.

Other Financial and Corporate Impacts

We believe recent increases in our net revenue have been driven in part by the impact of stay at home trends associated with COVID-19 whereby customers increase their purchases of staples such as eggs and butter. We anticipate that our performance will be affected by the duration of COVID-19’s impact on stay at home trends, and we do not have certainty that these trends will continue. Our net revenue may be more variable as a result.

The extent of which COVID-19 impacts our ability to expand our household penetration, grow within the retail channel and execute on our corporate development objectives will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or for our business partners, are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the fiscal year. Additionally, while the transition of the majority of our headquarters crew members to remote working in March 2020 has not materially disrupted our business operations, our financial close or reporting processes or the functioning of our internal controls, we are continuing to monitor these processes and may need to adjust them in the future as a result of the fluid nature of the COVID-19 pandemic and its impact on our operations.

Our Fiscal Year

We report on a 52-53-week fiscal year, ending on the last Sunday in December, effective beginning with the first quarter of fiscal 2018. In a 52-53-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53-week fiscal year will be fiscal 2023, which we expect to begin on December 26, 2022 and end on December 31, 2023. See “Nature of the Business and Basis of Presentation” in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our fiscal calendar.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our results of operations.

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 95%, while the household penetration for our pasture-raised shell eggs is approximately 2.5%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the ethical value and the attractive attributes of pasture-raised food, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 28% and 31% of our retail sales for the 13-week periods ended June 28, 2020 and June 30, 2019, respectively, and Sprouts accounted for approximately 7% and 8% of our retail sales for the 13-week periods ended June 28, 2020 and June 30, 2019, respectively. Further, Whole Foods accounted for approximately 29% and 32% of our retail sales for the 26-week periods ended June 28, 2020 and June 30, 2019, respectively, and Sprouts accounted for approximately 7% and 8% of our retail sales for the 26-week periods ended June 28, 2020 and June 30, 2019, respectively.

As of June 2020, there are more than 14,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is a significant opportunity to expand sales of our products in the foodservice channel in the medium- to long-term. In the 13-week period ended June 28, 2020, the foodservice channel accounted for approximately 1% of our net revenue, and in 26-week period ended June 28, 2020, the foodservice channel accounted for approximately 2% of our net revenue. Our brand has a differentiated value proposition with consumers, who we believe are increasingly demanding ethically produced ingredients when they eat outside of the home. We believe that more consumers will look for our products on menus, particularly with foodservice partners whose values are aligned with our own, and that on-menu branding of our products as ingredients in popular meals and menu items will drive traffic and purchases in the foodservice channel. We also believe that branded foodservice offerings will further help drive consumer awareness of our brand and purchase rates of our products in the retail channel. One example of our successful foodservice programs is with Tacodeli LLC, a popular chain based in Austin, Texas, which sells breakfast tacos made exclusively with our pasture-raised shell eggs across 11 restaurant locations and more than 60 points of distribution, such as coffee shops and farmers market stands, across Texas. We also believe there is significant additional opportunity in micro-markets, corporate offices, the hospitality industry, and colleges and universities in the medium- to long-term. We intend to continue to invest in relationships with foodservice operators, including to support joint marketing and advertising of our products. Expansion in this channel will depend on the health of the foodservice industry generally and on our ability to successfully partner with foodservice operators in a manner that leverages and reinforces our value proposition with consumers.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We launched pasture-raised hard-boiled eggs in 2018, pasture-raised ghee and liquid whole eggs in 2019 and egg bites in August 2020, and we believe there is opportunity to expand in the future into the refrigerated value-added dairy category, among others. Eggs generated $54.5 million, or approximately 92%, of net revenue in the 13-week period ended June 28, 2020, and $98.4 million, or approximately 92%, of net revenue in the 26-week period ended June 28, 2020. We expect eggs will be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

Components of Results of Operations

Net Revenue

We generate net revenue primarily from sales of our products, including pasture-raised eggs, pasture-raised butter and other ethically produced food, to our customers, which include natural retailers, mainstream retailers and foodservice partners. We sell our products to customers on a purchase-order basis. We serve the majority of our natural channel customers and certain independent grocers and other customers through food distributors, which purchase, store, sell and deliver our products to these customers.

We periodically offer sales incentives to our customers, including rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We periodically provide chargebacks to our customers, which include credits or discounts to customers in the event that products do not conform to customer expectations upon delivery or expire at a customer’s site. We record a provision for sales incentives at the later of the date at which the related revenue is recognized or when the sales incentive is offered. At the end of each accounting period, we recognize a liability for an estimated promotional allowance reserve. We treat chargebacks and discount offers, when accepted by customers, as a reduction of the sales price of the related transaction. We anticipate that these promotional activities, chargebacks and discount offers could impact our net revenue and that changes in such activities could impact period-over-period results.

Our pasture-raised shell eggs are sold to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our pasture-raised shell eggs, price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors instead of our pasture-raised eggs. As a result, low commodity shell egg prices may adversely affect our net revenue. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of eggs, butter and other raw materials, product packaging, co-manufacturing fees, direct labor and associated overhead costs, and plant and equipment depreciation and amortization. In addition, our cost of goods sold includes warehousing and transportation of inventory.

We historically contracted with farmers on an integrator basis, under which we purchased the birds required to produce the eggs, and provided the birds and feed supply to the farmer. Our integrator contracts generally have seven-year terms. In 2015, we shifted our focus toward a model in which we enter into buy-sell contracts with new farmers and existing farmers when their contracts expire. Our buy-sell contracts generally have three-year terms. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. As of June 28, 2020, approximately 98% of the laying hens in our network of family farms were under buy-sell contracts and the remainder were under integrator contracts. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis.

We work with our co-manufacturing partners on a purchase-order basis to produce all non-shell, pasture-raised egg products, including butter, ghee, hard-boiled eggs and liquid whole eggs.

We expect our cost of goods sold to increase in absolute dollars to support our growth. However, we expect that, over time, cost of goods sold will decrease as a percentage of net revenue, as a result of the scaling of our business.

Gross Profit and Gross Margin

Gross profit consists of our net revenue less costs of goods sold. Gross profit was $22.7 million and gross margin was 38% in the 13-week period ended June 28, 2020, and gross profit was $38.6 million and gross margin was 36% in the 26-week period ended June 28, 2020. Gross profit and gross margin have been benefited by in-sourcing egg processing through Egg Central Station, which was completed in September 2017.

Gross profit and gross margin can be negatively affected by feed costs and commodity shell egg prices. As we continue to expand production, increase processing efficiency, leverage the cost of our fixed production and staff costs, and introduce new egg products to better utilize our existing egg supply, we expect to have the opportunity to increase our gross margins over time.

Operating Expenses

Operating expenses consist of selling, general and administrative and shipping and distribution expenses.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of broker and contractor fees for sales and marketing, and personnel costs for sales and marketing, finance, human resources and other administrative functions, consisting of salaries, benefits, bonuses, stock-based compensation expense and sales commissions. Selling, general and administrative expenses also include advertising and digital media costs, agency fees, travel and entertainment costs, and costs associated with consumer promotions, product samples, sales aids incurred to acquire new customers, retain existing customers and build our brand awareness, overhead costs for facilities, including associated depreciation and amortization expenses, and information technology-related expenses. We expect selling, general and administrative expenses to increase in absolute dollars as we continue to scale our operations to meet our product demand, continue to build brand equity across our product portfolio, add personnel to our sales and marketing organization, and operate as a public company with increased personnel costs in the finance, legal and accounting functions.

Shipping and Distribution

Shipping and distribution expenses consist primarily of costs related to third-party freight for our products. We expect shipping and distribution expenses to increase in absolute dollars in the medium to long term, as we continue to scale our business.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest paid on our term loan under our revolving credit, term loan and security agreement, or the Credit Facility. Other (expense) income, net also includes income earned on our money market funds included in cash and cash equivalents, interest income associated with our notes receivable from related parties and income earned related to a litigation settlement involving Ovabrite, Inc., or Ovabrite.

Provision for Income Taxes

Provision for income taxes consists of United States federal and state income taxes.

Net (Loss) Income Attributable to Noncontrolling Interests

In December 2016, we entered into an assignment and assumption agreement with Ovabrite, a technology company focused on developing technologies to detect egg fertility and chick gender. The initial stockholders of Ovabrite are also our stockholders, and the largest stockholder of Ovabrite is Matthew O’Hayer, our founder and executive chairman. In addition, we provide substantially all of the funding for the operations of Ovabrite.

Based upon this and other aspects of Ovabrite’s design and operation, we determined that Ovabrite is a variable interest entity, or VIE, and we are the primary beneficiary as we have (i) the power to direct the activities of Ovabrite that most significantly impact Ovabrite’s economic performance and (ii) the obligation to absorb losses that could potentially be significant to Ovabrite, or the right to receive benefits from Ovabrite that could potentially be significant to Ovabrite. Accordingly, we consolidate the results of Ovabrite and recognize the noncontrolling interests related to the VIE as equity in our consolidated financial statements separate from the parent entity’s equity. Ovabrite’s other stockholders’ share of its earnings or loss is recorded in the consolidated statement of operations as net loss attributable to noncontrolling interests.

The results of operations data for the 13-week periods and 26-week periods ended June 28, 2020 and June 30, 2019 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The following table sets forth our results of operations for the quarters and periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(in thousands)
Net revenue	$59,341	$32,285	$106,920	$65,230
Cost of goods sold	36,643	21,285	68.367	42,724
Gross profit	22,698	11,000	38,553	22,506
Operating expenses:
Selling, general and administrative[1]	9,970	4,758	19,648	9,922
Shipping and distribution	3,666	2,333	6,940	4,412
Total operating expenses	13,636	7,091	26,588	14,334
Income from operations	9,062	3,909	11,965	8,172
Other (expense) income, net:
Interest expense	(97)	(79)	(255)	(165)
Other (expense) income, net	(181)	53	(161)	1,322
Total other (expense) income, net	(278)	(26)	(416)	1,157
Net income before income taxes	8,784	3,883	11,549	9,329
Provision for income taxes	2,848	1,095	3,679	2,516
Net income	5,936	2,788	7,870	6,813
Less: Net (loss) income attributable to noncontrolling interests	(28)	(11)	(39)	956
Net income attributable to Vital Farms, Inc. common stockholders	$5,964	$2,799	$7,909	$5,857

(1)

Includes stock-based compensation expense of $296 and $143 for the 13-week periods ended June 28, 2020 and June 30, 2019, respectively, and $744 and $286 for the 26-week periods ended June 28, 2020 and June 30, 2019, respectively.

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

Comparison of the 13-Weeks Ended June 28, 2020 and June 30, 2019

	13-Weeks Ended
	June 28, 2020		June 30, 2019
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$59,341	100%	$32,285	100%
Cost of goods sold	36,643	62%	21,285	66%
Gross profit	22,698	38%	11,000	34%
Operating expenses:
Selling, general and administrative	9,970	17%	4,758	15%
Shipping and distribution	3,666	6%	2,333	7%
Total operating expenses	13,636	23%	7,091	22%
Income from operations	9,062	15%	3,909	12%
Other expense, net:
Interest expense	(97)	—	(79)	—
Other (expense) income, net	(181)	—	53	—
Total other expense, net	(278)	—	(26)	—
Net income before income taxes	8,784	15%	3,883	12%
Provision for income taxes	2,848	5%	1,095	3%
Net income	$5,936	10%	$2,788	9%

Net Revenue

	13-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Net revenue	$59,341	$32,285	$27,056	84%

Net revenue was $59.3 million for the 13-week period ended June 28, 2020 as compared to $32.3 million for the 13-week period ended June 30, 2019. The increase of $27.1 million, or 84%, was primarily driven by an increase in gross egg sales of $26.4 million, an increase in gross butter sales of $2.2 million, and an increase in gross ghee sales of $0.2 million. The increases were partially offset by an increase of $1.8 million of sales incentives offered to customers in connection with our egg and butter sales. The $1.8 million of sales incentives includes a reduction of $0.6 million of incentive settled in Q2 2020 that related to a prior year’s gross sales. The increases in egg sales and butter sales were primarily due to volume increases to our distributors, including as a result of trends associated with COVID-19 whereby customers increase their purchases of staples of eggs and butter, and a higher turnover rate of sales to our retail customers; nevertheless we do not have certainty that these trends will continue. Net revenue from sales through our retail channel was $58.6 million and $31.4 million for the 13-week periods ended June 28, 2020 and June 30, 2019, respectively, net revenue from sales through our foodservice channel was $0.5 million and $0.8 million for the 13-week periods ended June 28, 2020 and June 30, 2019, respectively, and net revenue from sales to wholesalers and egg breaking plants was $0.1 million and $0.05 million for the 13-week periods ended June 28, 2020 and June 30, 2019, respectively.

Cost of Goods Sold

	13-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Cost of goods sold	$36,643	$21,285	$15,358	72%
Percentage of net revenue	62%	66%

Cost of goods sold was $36.6 million for the 13-week period ended June 28, 2020 as compared to $21.3 million for the 13-week period ended June 30, 2019. The increase of $15.4 million, or 72%, was primarily driven by increases associated with the cost of eggs of $11.9 million, cost of butter of $1.8 million, costs of ghee of $0.2 million, costs associated with warehousing and transportation of inventory of $0.4 million, and increases of $0.7 million associated with direct labor and overhead costs. The increase in costs associated with egg and butter sales, increase in costs associated with our warehousing and transportation of inventory, and increase in cost of goods sold associated with direct labor and overhead costs were primarily due to our increased sales volume.

Gross Profit and Gross Margin

	13-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Gross profit	$22,698	$11,000	$11,698	106%
Gross margin	38%	34%		4%

Gross profit was $22.7 million and gross margin was 38% for the 13-week period ended June 28, 2020 as compared to gross profit of $11.0 million and gross margin of 34% for the 13-week period ended June 30, 2019. The increase in gross profit of $11.7 million, or 106%, was primarily driven by higher net revenue.

Gross margin increased 4% for the 13-week period ended June 28, 2020 as compared to the 13-week period ended June 30, 2019, with approximately 70% of such increase due to the increased sales volume impact of trends associated with COVID-19, and the balance of such increase due to lower costs associated with our warehousing and transportation of inventory.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Selling, general and administrative	$9,970	$4,758	$5,212	110%
Percentage of net revenue	17%	15%

Selling, general and administrative expenses were $10.0 million for the 13-week period ended June 28, 2020 as compared to $4.8 million for the 13-week period ended June 30, 2019. The increase of $5.2 million, or 110%, was primarily driven by an increase of $2.5 million in employee-related costs driven by an overall increase in employee headcount to support our growth, an increase of $1.3 million in marketing programs and associated expenses, and commission payments made to third parties that sell our products to customers due to our continued investment in brand marketing and direct advertising, an increase in corporate development expenses, including one-time expenses of $0.9 million associated with our accounting and legal functions in connection with our IPO, and an increase of $0.5 million in professional fees and commercial insurance costs.

Shipping and Distribution

	13-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Shipping and distribution	$3,666	$2,333	$1,333	57%
Percentage of net revenue	6%	7%

Shipping and distribution expenses were $3.7 million for the 13-week period ended June 28, 2020 as compared to $2.3 million for the 13-week period ended June 30, 2019. The increase of $1.3 million, or 57%, was primarily driven by an increase in sales volume that resulted in increased costs related to third-party freight for our products.

Other Expense, Net

	13-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Other expense, net	$(278)	$(26)	$(252)	(969%)
Percentage of net revenue	—	—

Other expense, net was $0.3 million for the 13-week period ended June 28, 2020 as compared to $26,000 for the 13-week period ended June 30, 2019. The increase of $0.3 million, or 969%, was primarily driven by a $0.2 million write off of implementation costs for software no longer in use.

Provision for Income Taxes

	13-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Provision for income taxes	$2,848	$1,095	$1,753	160%
Percentage of net revenue	5%	3%

Provision for income taxes was $2.8 million for the 13-week period ended June 28, 2020 as compared to $1.1 million for the 13-week period ended June 30, 2019. The increase of $1.8 million, or 160%, was primarily driven by an increase in net income before taxes.

Net Loss Attributable to Noncontrolling Interests

	13-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(28)	$(11)	$(17)	(155%)

Net loss attributable to noncontrolling interests was $28,000 for the 13-week period ended June 28, 2020 as compared to $11,000 for the 13-week period ended June 30, 2019. The increase of $17,000, or 155%, was primarily driven by  an increase in research costs associated with Ovabrite during the current year.

Comparison of the 26-Weeks Ended June 28, 2020 and June 30, 2019

	26-Weeks Ended
	June 28, 2020		June 30, 2019
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$106,920	100%	$65,230	100%
Cost of goods sold	68,367	64%	42,724	65%
Gross profit	38,553	36%	22,506	35%
Operating expenses:
Selling, general and administrative	19,648	18%	9,922	15%
Shipping and distribution	6,940	6%	4,412	7%
Total operating expenses	26,588	25%	14,334	22%
Income from operations	11,965	11%	8,172	13%
Other (expense) income, net:
Interest expense	(255)	—	(165)	—
Other (expense) income	(161)	—	1,322	2%
Total other (expense) income, net	(416)	—	1,157	2%
Net income before income taxes	11,549	11%	9,329	14%
Provision for income taxes	3,679	3%	2,516	4%
Net income	$7,870	7%	$6,813	10%

Net Revenue

	26-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Net revenue	$106,920	$65,230	$41,690	64%

Net revenue was $106.9 million for the 26-week period ended June 28, 2020 as compared to $65.2 million for the 26-week period ended June 30, 2019. The increase of $41.7 million, or 64%, was primarily driven by an increase in gross egg sales of $41.3 million an increase in gross butter sales of $2.6 million and an increase of $0.5 million of gross sales ghee sales. The increases were partially offset by an increase of $3.3 million of sales incentives offered to our customers in connection with our egg and butter sales.  The $3.3 million of sales incentives includes a reduction of $0.6 million of incentive settled in 2020 that related to a prior year’s gross sales. The increases in egg sales and butter sales were primarily due to volume increases to our distributors, including as a result of the stay-at-home trends associated with COVID-19, whereby customers increased their purchases of eggs and butter, and a higher turnover rate of sales to our retail customers. Net revenue from sales through our retail channel was $103.3 million and $63.7 million for the 26-week period ending June 28, 2020 and June 30, 2019, respectively, and net revenue of sales through our foodservice channel was $1.7 million and $1.4 million for the 26-week period ending June 28, 2020 and June 30, 2019, respectively.

Cost of Goods Sold

	26-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Cost of goods sold	$68,367	$42,724	$25,643	60%
Percentage of net revenue	64%	65%

Cost of goods sold was $68.4 million for the 26-week period ended June 28, 2020 compared to $42.7 million for the 26-week period ended June 30, 2019. The increase of $25.6 million, or 60%, was primarily driven by increases associated with the cost of eggs of $20.2 million, cost of butter of $2.4 million, cost of ghee of $0.4 million, costs associated with costs associated with warehousing and transportation of inventory of $1.6 million, increases of $1.0 million associated with direct labor and overhead costs. The increase in costs associated with egg and butter sales were primarily due to our increased sales volume, the increase in costs associated with our warehousing and transportation of inventory was a result of increased inventories supporting our increased sales volume.  Cost of goods sold associated with direct labor and overhead costs also increased as a result of our increased sales volume.

Gross Profit and Gross Margin

	26-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Gross profit	$38,553	$22,506	$16,047	71%
Gross margin	36%	35%		1%

Gross profit was $38.6 million and gross margin was 36% for the 26-week period ended June 28, 2020 as compared to gross profit of $22.5 million and gross margin of 35% for the 26-week period ended June 30, 2019.  The increase in gross profit of $16.0 million, or 71%, was primarily driven by an increase in net revenue. The increase in gross margin of 1% was primarily driven by increased sales volume and operating leverage over labor, overhead, warehouse and transportation costs.

Operating Expenses

Selling, General and Administrative

	26-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Selling, general and administrative	$19,648	$9,922	$9,726	98%
Percentage of net revenue	18%	15%

Selling, general and administrative expenses were $19.6 million for the 26-week period ended June 28, 2020 as compared to $9.9 million for the 26-week period ended June 30, 2019. The increase of $9.7 million, or 98%, was primarily driven by an increase of $4.0 million in personnel costs, an increase of $3.4 million in selling and marketing expenses, an increase of $2.3 million in other general and administrative expenses. The increases associated with our marketing programs and associated expenses and commission payments were primarily due to our continued investment in brand marketing and direct advertising, and the increase associated with our personnel costs was a direct result of increasing our headcount to support our growth. The increase in other general and administrative expenses primarily consisted of $1.6 million in expenses associated with us becoming a public company, and the remaining $0.7 million is associated with increases in other accounting and tax fees, legal and other professional fees.

Shipping and Distribution

	26-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Shipping and distribution	$6,940	$4,412	$2,528	57%
Percentage of net revenue	6%	7%

Shipping and distribution expenses were $6.9 million for the 26-week period ended June 28, 2020 as compared to $4.4 million for the 26-week period ended June 30, 2019. The increase of $2.5 million, or 57%, was primarily driven by an increase in sales volume that resulted in increased costs related to third-party freight for our products.

Other (Expense) Income, Net

	26-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Other (expense) income, net	$(416)	$1,157	$(1,573)	(136%)
Percentage of net revenue	—	2%

Other expense, net was $0.4 million for the 26-week period ended June 28, 2020 as compared to other income, net of $1.2 million for the 26-week period ended June 30, 2019. The increase of $1.6 million in other expense, net, or 136%, was primarily due to a one-time January 2019 gain of $1.2 million in connection with the settlement of claims made pursuant to a lawsuit in which Ovabrite was the defendant and a countersuit in which Ovabrite was the plaintiff.  The remaining $0.4 million increase in other expense, net was primarily due to a decrease in interest income associated with our money market funds and notes receivable from related parties and an increase in interest expense due to increased borrowings under our Credit Facility.

Provision for Income Taxes

	26-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Provision for income taxes	$3,679	$2,516	$1,163	46%
Percentage of net revenue	3%	4%

Provision for income taxes was $3.7 million for the 26-week period ended June 28, 2020 as compared to $2.5 million for the 26-week period ended June 30, 2019. The increase of $1.2 million, or 46%, was primarily driven by an increase in net income before taxes.

Net (Loss) Income Attributable to Noncontrolling Interests

	26-Weeks Ended
	June 28, 2020	June 30, 2019	$ Change	% Change
	(in thousands)
Net (loss) income attributable to noncontrolling interests	$(39)	$956	$(995)	(104%)

Net loss attributable to noncontrolling interests was $39,000 for the 26-week period ended June 28, 2020 as compared to net income attributable to noncontrolling interests of $1.0 million for the 26-week period ended June 30, 2019. The increase of $1.0 million in net loss attributable to noncontrolling interests, or 104%, was primarily driven by the settlement of the Ovabrite lawsuit during the 13-week period ended Mar 31, 2019.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $5.9 million the 13-week period ended June 28, 2020, net income of $7.9 million for the 26-week period ended June 28, 2020, and retained earnings of $13.1 million as of June 28, 2020. We completed our IPO on August 4, 2020 resulting in net proceeds to us of approximately $99.5 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents, together with cash provided by our operating activities, proceeds from our IPO and proceeds from borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station. We may be required to seek additional equity or debt financing. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and financial condition.

Credit Facility

Our Credit Facility with PNC Bank, National Association, or PNC Bank, includes a $7.9 million term loan, a $15.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $3.0 million. The Credit Facility was originally entered into in October 2017 and matures in October 2022.

In April 2018, we entered into amended loan agreements with PNC Bank, which we refer to as the First Amendment Loan and the Second Amendment Loan, respectively. The First Amendment Loan amended the Credit Facility to decrease the maximum borrowings under the equipment loan from $1.5 million to $750,000, and to waive existing events of default. The Second Amendment Loan amended the Credit Facility to modify various definitions and terms that were not significant.

In February 2019, we entered into the Third Amendment to our Credit Facility, which we refer to as the Third Amendment Loan. The Third Amendment Loan amended the Credit Facility to waive existing events of default.

In February 2020, we entered into the Fourth Amendment to our Credit Facility, which we refer to as the Fourth Amendment Loan. The Fourth Amendment Loan amended certain terms and conditions under our Credit Facility and increased the maximum borrowing capacity of the Credit Facility to $17.7 million. In addition, the Fourth Amendment Loan increased our maximum borrowing capacity under the equipment loan to $3.0 million and extended the borrowing period for the equipment loan from October 2019 to October 2021.

In April 2020, we paid all amounts outstanding under the revolving line of credit using cash provided by operations.

In May 2020, we entered into the Fifth Amendment to our Credit Facility, which we refer to as the Fifth Amendment Loan. The Fifth Amendment Loan amended or waived certain terms and conditions under the Credit Facility and increased the maximum borrowing capacity of the Credit Facility to $22.7 million. In addition, the Fifth Amendment Loan increased the maximum borrowing capacity under the revolving line of credit to $15.0 million.

In June 2020, we entered into the Sixth Amendment to our Credit Facility, which we refer to as the Sixth Amendment Loan. The Sixth Amendment Loan amended certain terms and conditions under our Credit Facility and increased the maximum borrowing capacity of the Credit Facility to $25.9 million. In addition, the Sixth Amendment Loan refinanced our term loan and provided for the borrowing of an additional $5.0 million, resulting in the issuance of an amended and restated secured term loan note in the amount of $7.9 million.

Borrowings under the amended and restated term loan are repayable in monthly installments of principal and interest, followed by a balloon payment of all unpaid principal and accrued and unpaid interest due July 2027. Interest on borrowings under the amended and restated term loan accrues at a rate, at our election at the time of borrowing, equal to (i) LIBOR plus 3.25% or (ii) 2.25% plus the sum of the Federal Funds Open Rate plus 50 basis points and the Daily LIBOR Rate plus 100 basis points.  As of June 28, 2020, there was $7.9 million outstanding under the amended and restated term loan and the interest rate applicable to borrowings under the amended and restated term loan was 3.53%.

The maximum borrowing capacity under the revolving line of credit is $15.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrues at a rate, at our election at the time of borrowing, equal to (i) LIBOR plus 2.25% or (ii) 1.25% plus the alternate base rate. As of June 28, 2020, there were no outstanding borrowings under the revolving line of credit and the interest rate applicable to borrowings under the revolving line of credit was 4.50%.

The maximum borrowing capacity under the equipment loan is $3.0 million, subject to certain restrictions. Any borrowings under the equipment loan from October 2018 through October 2021 will be due and payable beginning the following month with 36 monthly installments of principal due through October 2022, and all accrued and unpaid interest due October 2022. Interest on borrowings under the equipment loan accrues at a rate, at our election at the time of borrowing, equal to (i) LIBOR plus 3.00% or (ii) 2.00% plus the alternate base rate. As of June 28, 2020, there were $1.9 million of outstanding borrowings under the equipment loan and the interest rate applicable to borrowings under the equipment loan was 4.76%.

In July 2020, we entered into the Seventh Amendment to our Credit Facility, which we refer to as the Seventh Amendment Loan. The Seventh Amendment Loan amended the Credit Facility to modify various definitions and terms in anticipation of our IPO.

The Credit Facility is secured by all of our assets and requires us to maintain two financial covenants: a fixed charge coverage ratio and a leverage ratio. The Credit Facility also contains various covenants relating to limitations on indebtedness, investments and acquisitions, mergers, consolidations, the sale of properties and liens and capital expenditures. In addition, the Credit Facility imposes limitations on our ability to pay dividends or distributions on any equity interests, declare any stock splits or reclassifications of our stock, apply any of our funds, property or assets to purchase, redeem or retire any of our equity interests, or to purchase, redeem or retire any of our options to purchase any of our equity interests. As a result of the limitations contained in the Credit Facility, all of the net assets on our unaudited condensed consolidated balance sheet as of June 28, 2020 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default. As of June 28, 2020, we were in compliance with all covenants under the Credit Facility. See “Long-Term Debt” in Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our Credit Facility.

In September 2020, we repaid all amounts outstanding under the equipment loan using cash provided by operations.

Cash Flows

The following table summarizes our cash flows for the 26-week periods indicated:

	26-Weeks Ended
	June 28, 2020	June 30, 2019
	(in thousands)
Net cash provided by operating activities	$17,728	$2,046
Net cash used in investing activities	(5,388)	(5,479)
Net cash provided by (used in) financing activities	3,480	(753)
Net increase (decrease) in cash and cash equivalents	$15,820	$(4,186)

Operating Activities

Net cash provided by operating activities was $17.7 million in the 26-week period ended June 28, 2020 and was primarily driven by net income of $7.9 million, total non-cash items of $3.1 million, and a decrease in net working capital items of $6.7 million.  Non-cash items primarily consisted of depreciation and amortization of $1.0 million, non-cash stock-based compensation expense of $0.7 million and deferred income taxes of $1.6 million, offset by other items totaling $0.1 million.  The change in net working capital items was primarily due to a $2.9 million decrease in inventory resulting from shipments outpacing farm egg production during the initial phase of the COVID-19 pandemic, a $2.3 million increase in accounts payable, a $2.0 million increase in income taxes payable, a $0.8 million increase in prepaids and other current assets, and a $0.2 million decrease in accounts receivable, partially offset by a $1.4 million decrease in accrued liabilities.

Net cash provided by operating activities was $2.0 million in the 26-week period ended June 30, 2019 and was primarily driven by net income of $6.8 million, total non-cash items of $0.9 million, and an increase in net working capital items of $5.7 million.  Non-cash items primarily consisted of depreciation and amortization of $0.7 million and non-cash stock-based compensation expense of $0.3 million.  The change in net working capital items was primarily due to a $5.7 million increase in inventory driven by higher egg inventory levels, a $1.4 million decrease in accrued liabilities and a $0.2 million increase in accounts receivable, partially offset by a $1.1 million increase in income taxes payable, a $0.3 million increase in accounts payable, and $0.2 million decrease in prepaids and other current assets.

Investing Activities

For the 26-week period ended June 28, 2020, net cash used in investing activities was $5.4 million resulting primarily from purchases of property, plant and equipment used in ongoing operations.

For the 26-week period ended June 30, 2019, net cash used in investing activities was $5.5 million resulting from notes receivable provided to related parties of $4.0 million and purchases of property, plant and equipment used in ongoing operations of $1.5 million.

Financing Activities

For the 26-week period ended June 28, 2020, net cash provided by financing activities was $3.5 million which primarily consisted of proceeds of $6.5 million from borrowings under the Credit Facility, $0.3 million from the exercise of warrants and proceeds of $0.2 million from the exercise of stock options, partially offset by our payment of deferred offering costs associated with our IPO of $1.4 million, $1.8 million of repayments under our Credit Facility and $0.2 million of repayments of our capital lease obligations

For the 26-week period ended June 30, 2019, net cash used in financing activities was $0.8 million, which primarily consisted of $15.0 million of gross proceeds from our issuance of common stock to Manna Tree Partners, less issuance costs of $0.9 million, and proceeds of $0.2 million from the exercise of stock options, partially offset by our repurchase of common stock of $14.3 million, $0.3 million of principal repayments in association with our Credit Facility, $0.2 million of deferred royalty payments related to our 2014 acquisition of certain assets of Heartland Eggs and $0.2 million of principal payments under our capital lease obligations.

Non-GAAP Financial Measures

Adjusted EBITDA

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net (loss) income, adjusted to exclude: (1) depreciation and amortization; (2) provision for income taxes; (3) stock-based compensation expense; (4) interest expense; (5) interest income; (6) change in fair value of contingent consideration; and (7) net litigation settlement gain.

Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with GAAP. We believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of Adjusted EBITDA include that (1) it does not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures, (3) it does not consider the impact of stock-based compensation expense, (4) it does not reflect other non-operating expenses, including interest expense, (5) it does not consider the impact of any contingent consideration liability valuation adjustments and (6) it does not reflect tax payments that may represent a reduction in cash available to us. In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure stated in accordance with GAAP, for the quarters and periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(in thousands)
Net income	$5,936	$2,788	$7,870	$6,813
Depreciation and amortization	498	370	954	726
Provision for income tax	2,848	1,095	3,679	2,516
Stock-based compensation expense	296	143	744	286
Interest expense	97	79	255	165
Change in fair value of contingent consideration (1)	(327)	16	(350)	38
Interest income	(9)	(51)	(14)	(95)
Net litigation settlement gain (2)	(20)	—	(20)	(1,200)
Adjusted EBITDA	$9,319	$4,440	$13,118	$9,249

(1)	Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs
(2)	For the 26-week period ended June 30, 2019, amount reflects a gain in connection with the settlement of the Ovabrite lawsuit.

Contractual Obligations and Commitments

There have been no material changes during the 13-week period ended June 28, 2020 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Prospectus other than the following:

Long-Term Debt Obligations

In June 2020, we entered into the Sixth Amendment Loan, which amended certain terms and conditions under the Credit Facility and increased the maximum borrowing capacity of the Credit Facility to $25.9 million. In addition, the Sixth Amendment Loan refinanced our term loan, providing for the borrowing of an additional $5.0 million, resulting in the issuance of an amended and restated secured term loan note in the amount of $7.9 million.

Operating Lease Commitments

In May 2020, we entered into a lease agreement for warehouse space in Springfield, Missouri for 3,750 rentable pallet spaces. We have the option to exceed the 3,750 pallet spaces through September 30, 2023, the lease expiration date. The monthly lease payments, which include base rent charges of approximately $0.1 million, are subject to periodic rent increases through September 2023.

Seasonality

Demand for our products fluctuates in response to seasonal factors. Demand tends to increase with the start of the school year and is highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter and the lowest during the summer months. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and results of operations between different quarters within a single fiscal year are not necessarily meaningful comparisons.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes thereto. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear. However, we believe we have used reasonable estimates and assumptions in preparing the unaudited condensed consolidated financial statements. Although we believe that the estimates, we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 29, 2019, and the notes thereto, which are included in the Prospectus. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report, there have been no material changes to our significant accounting policies during the 26-week period ended June 28, 2020.

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies—Recently adopted accounting pronouncements” and “—Recently issued accounting pronouncements not yet adopted” in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.

Emerging Growth Company Status

In April 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in raw materials, ingredients, inflation and interest rates.

Raw Materials Pricing Risk

The packaging materials used for our products include cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard. These raw materials are subject to price fluctuations that may create price risk. A hypothetical 10% increase or decrease in the weighted-average cost of these raw materials as of June 28, 2020 would have resulted in an increase or decrease to cost of sales for the 13-week period ended June 28, 2020 of approximately $0.4 million. We seek to mitigate the impact of raw materials cost increases by negotiating pricing agreements. We strive to offset the impact of raw materials cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Ingredient Risk

We source our pasture-raised eggs and milk for our products from our network of small family farms. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 98% of the laying hens in our network of family farms as of June 28, 2020, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Under the remainder of our contracts, we are directly responsible for purchasing feed. Either type of contract subjects us to risk of price fluctuations in feed ingredients, primarily consisting of corn and soy. We do not attempt to hedge against fluctuations in the prices of these ingredients by using future, forward, option or other derivative instruments. A hypothetical 10% increase or decrease in the weighted-average cost of these ingredients as of June 28, 2020 would have resulted in an increase or decrease to cost of sales for the 13-week period ended June 28, 2020 of approximately $0.9 million. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Facility. See the section titled “—Liquidity and Capital Resources—Credit Facility” above. Based on the average interest rate on the instruments under the Credit Facility during the 26-week period ended June 28, 2020, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for 26-week period ended June 28, 2020.

Our interest-earning instruments also carry a degree of interest rate risk. As of June 28, 2020, we had cash and cash equivalents of $17.1 million.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. We purchase certain equipment from foreign countries, and the cost related to this equipment is denominated in the currency of the applicable country. Additionally, to the extent our sourcing strategy changes or we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations for the 26-week period ended June 28, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

Due to a transition period established by SEC rules applicable to newly public companies, our management is not required to evaluate the effectiveness of our internal control over financial reporting until after the filing of our Annual Report on Form 10-K for the year ended December 25, 2021. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs, our business, results of operations and financial condition could be adversely affected. In this case, the trading price of our common stock would likely decline.

Risks Related to Our Business, Our Brand, Our Products and Our Industry

The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. To the extent that these restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our supply chain as well as the demand for our products. While at this time we are working to manage and mitigate potential disruptions to our supply chain, and we have not experienced decreases in demand or material financial impacts as compared to prior periods, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time, our ability to meet the demands of our customers may be materially impacted. Additionally, while Egg Central Station, a shell egg processing facility we operate in Springfield, Missouri, remains operational, if we are forced to scale back hours of operation or close this facility in response to the pandemic, we expect our business, financial condition and results of operations would be materially and adversely affected.

Further, COVID-19 may impact customer and consumer demand. Retail and grocery stores may be impacted if governments continue to implement regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. Further, to the extent our customers’ operations are negatively impacted, our customers may reduce demand for or spending on our products, or customers or distributors may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations. Additionally, we may be unable to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to event cancellations, reduced in-store visits and travel restrictions, among other things. Further, governmental restrictions on the movement of people, public gatherings and businesses are likely to result in fewer people eating out and greater numbers of restaurant closures, both of which would negatively affect our foodservice business.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could have a material adverse effect on our business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased to $106.9million in the 26-week period ended June 28, 2020 from $65.2 million in the 26-week period ended June 30, 2019, and increased to $140.7 million in fiscal 2019 from $106.7 million in fiscal 2018 and $74.0 million in fiscal 2017. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

•	increase awareness of our brand and successfully compete with other companies;
•	price our products effectively so that we are able to attract new customers and consumers and expand sales to our existing customers and consumers;
•	expand distribution to new points of sales with new and existing customers;
•	continue to innovate and introduce new products;
•	expand our supplier, co-manufacturing, co-packing, cold storage, processing and distribution capacities; and
•	maintain quality control over our product offerings.

Such growth and expansion of our business will place significant demands on our management and operations teams and require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner, or at all. We expect to continue to expend substantial resources on:

•	our current and future processing facilities;
•	our sales and marketing efforts to increase brand awareness, engage our existing and prospective customers, and drive sales of our products;
•	product innovation and development; and
•	general administration, including increased finance, legal and accounting expenses associated with being a public company.

These investments may not result in the growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition and results of operations.

We have incurred net losses in the past and we may not be able to maintain or increase our profitability in the future.

For the 26-week periods ended June 28, 2020 and June 30, 2019, we generated net income of $7.9 and $6.8, respectively. For the fiscal years ended December 29, 2019 and December 30, 2018, we generated net income of $3.3 million and $5.6 million, respectively. However, we have experienced net losses in prior years, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our expansion efforts may prove more expensive than we anticipate (including as a result of increases in equipment prices, which may be due to actual or threatened disruptions in our equipment supply chain relating to public health pandemics, such as COVID-19, trade wars or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our egg processing facility, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing our innovative products and marketing the products we offer. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We also expect to incur significant additional legal, accounting and other expenses as a public company that we did not incur as a private company. If we fail to continue to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

We are dependent on the market for shell eggs.

We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. Periodically in our industry, including recently, there has been an oversupply of eggs, which has caused egg prices to contract, sometimes substantially so, and as a result we have sold or donated our excess supply at reduced prices or no cost. If we are unable to sell such eggs upon commercially reasonable terms or at all, our gross margins, business, financial condition and operating results may be adversely affected.

We also sell pasture-raised shell eggs to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our pasture-raised shell eggs, price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors at a greater velocity than, or instead of, our pasture-raised eggs. As a result, low commodity shell egg prices may adversely affect our business, financial condition and results of operations.

We also sell a small percentage of our shell eggs to wholesalers and egg breaking plants at commodity shell egg prices, which fluctuate widely and are outside our control. Small increases in production, or small decreases in demand, can have a large adverse effect on the prices at which these eggs are sold.

Sales of pasture-raised shell eggs contribute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Pasture-raised shell eggs accounted for approximately 91% and 91% of our net revenue in the six months ended June 28, 2020 and June 30, 2019, respectively. Pasture-raised shell eggs accounted for approximately 90%, 92% and 94% of our net revenue in fiscal 2019, 2018 and 2017, respectively. Pasture-raised shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of pasture-raised shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of pasture-raised shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our pasture-raised shell eggs could have an adverse effect on our business, financial condition and results of operations.

Fluctuations in commodity prices and in the availability of feed grains could negatively impact our results of operations and financial condition.

The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 98% of the laying hens in our network of family farms as of June 28, 2020, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Additionally, for our integrator contracts, which account for the remaining 2% of laying hens in our network, we are directly responsible for purchasing and providing feed supply to the farmer. Therefore, our results of operations and financial condition, including our gross margin and profitability, fluctuate based on the cost and supply of commodities, including corn, soybean meal and other feed ingredients. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the U.S. and internationally. For example, the severe drought in the summer of 2012 and resulting damage to corn and soybean crops resulted in high and volatile feed costs. We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased commodity costs due to consumer price sensitivity, or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher costs, we could experience lower demand for our products and lower sales volumes. Over time, if we are unable to price our products to cover increased costs, unable to offset operating cost increases with continuous improvement savings or unsuccessful in any commodity-hedging program, then commodity price volatility or increases could adversely affect our business, financial condition and results of operations.

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results and our brand reputation could be harmed.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we may in the future need to expand these capabilities as we continue to grow and scale our business. For example, we are in the process of expanding Egg Central Station, our shell egg processing facility, to increase our capacity for the distribution of pasture-raised shell eggs. However, there is risk in our ability to effectively scale production and processing and effectively manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate available processing and manufacturing capacity that we are appropriately allocating product supply across SKUs. Our forecasts are based on multiple assumptions which may cause our estimates to be inaccurate and affect our ability to obtain adequate processing and manufacturing capacities (whether our own processing and manufacturing capacities or co-processing and co-manufacturing capacities) in order to meet the demand for our products, which could prevent us from meeting increased customer demand. Our brand and our business could be harmed if we are unable to fulfill orders in a timely manner or at all. If we fail to meet demand for our products and, as a result, consumers who have previously purchased our products buy other brands or our retailers allocate shelf space to other brands, our business, financial condition and results of operations could be adversely affected.

On the other hand, if we overestimate our demand (in general or on a particular SKU) or overbuild our capacity relative to distribution, we may have significantly underutilized supply or other assets and may experience reduced margins. If we do not accurately align our processing and manufacturing capabilities with demand, our business, financial condition and results of operations could be adversely affected.

We are currently expanding Egg Central Station, and we may not successfully complete construction of or commence operations in this expansion, or the expanded facility may not operate in accordance with our expectations.

In January 2019, we commenced design of an expansion of Egg Central Station, our shell egg processing facility, in order to address our rapid growth and increase our shell egg processing capacity. Constructing and opening this facility has required, and will continue to require, significant capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. In addition, we will need to hire and retain more skilled crew members to operate the expanded facility. Even if our expansion is brought up to full processing capacity, it may not provide us with all of the operational and financial benefits we expect to receive.

If we fail to effectively maintain or expand our network of small family farms, our business, operating results and brand reputation could be harmed.

We source our pasture-raised eggs and milk for our products from our network of small family farms, which is the foundation of our supply chain. If we are unable to maintain and expand this supply chain because of actions taken by farmers or other events outside of our control, we may be unable to timely supply distributors and customers with our products, which could lead to cancellation of purchase orders, damage to our commercial relationships and impairment of our brand. For example, we require these farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms would impair their ability to partner with us. If our relationship with these farmers is disrupted, we may not be able to fully recover our investments in birds and feed, which would negatively impact our operating results. There are a number of factors that could impair our relationship with farmers, many of which are outside of our control. For example, while we strive to operate our business in a manner that drives long-term and sustainable benefits for our stakeholders, including farmers, we may make strategic decisions that the farmers do not believe align with their interests or values, which could cause the farmers to terminate their relationships with us. Additionally, our network of small family farms is in a geographic region we refer to as the Pasture Belt, which is located primarily in the Midwest, and the occurrence of a natural disaster in this region could have a significant negative impact on us, the farmers and our supply chain. Any failure to maintain or expand our network of small family farms would adversely affect our business, financial condition and results of operations.

Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of pasture-raised eggs and milk and other raw materials that meet our standards.

Our ability to ensure a continuing supply of pasture-raised eggs and milk and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with pasture-raised eggs and milk to implement controls and procedures to manage the risk of exposing animals to harmful diseases, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. Additionally, the animals from which our products are sourced, and the pastures on which they are raised, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced egg and milk yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials.

We also compete with other food companies in the procurement of pasture-raised eggs and milk, and this competition may increase in the future if consumer demand increases for these items or products containing them or if competitors increasingly offer products in these market sectors. If supplies of pasture-raised eggs and milk that meet our quality standards are reduced or are in greater demand, we may not be able to obtain sufficient supply to meet our needs on favorable terms, or at all. For example, as a result of the COVID-19 pandemic, there have been recent disruptions in the U.S. pasture-raised milk supply, including significant drops in prices and demand, which have resulted in the loss of suppliers. While we have worked with our co-manufacturers to mitigate these supply disruptions, and as a result there has been no impact on our ability to fill customer orders for our pasture-raised butter or ghee products, we expect that these supply disruptions will continue for the foreseeable future and that they may be further exacerbated by the ongoing effects of COVID-19, which could impact our ability to fill customer orders in the future.

Our supply may also be affected by the number and size of farms that raise chickens and cows on pasture, changes in U.S. and global economic conditions, and our ability to forecast our raw materials requirements. For example, the farms must meet our standards and in order to meet these standards, we require them to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant and many of the farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA Farm Service Agency. Changes in U.S. and global economic conditions or any U.S. government shutdown (including in connection with COVID-19) could significantly decrease loans available to farmers. Many of these farmers also have alternative income opportunities and the relative financial performance of raising chickens and cows on pasture as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

We currently have a limited number of co-manufacturers. Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on one co-manufacturer for hard-boiled eggs, one co-manufacturer for butter, one co-manufacturer for ghee, one co-manufacturer for liquid eggs and one co-manufacturer for egg bites. While we currently have written manufacturing contracts with our co-manufacturers for butter and egg bites, we do not have written manufacturing contracts with our other co-manufacturers. Due to the absence of written contracts with all of our co manufacturers, certain of our co-manufacturers can generally seek to alter or terminate their relationships with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products.

In addition, due to the limited number of co-manufacturers, an interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, regulatory issues or noncompliance, disease outbreaks or pandemics (such as COVID-19), acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, could delay, postpone or reduce production of some of our products, which could have an adverse effect on our business, financial condition and results of operations until such time as such interruption is resolved or an alternate source of production is secured, especially in times of low inventory.

We believe there are a limited number of competent, high-quality co-manufacturers in our industry that meet our geographical requirements and our strict quality and control standards, and should we seek to obtain additional or alternative co-manufacturing arrangements in the future, there can be no assurance that we would be able to do so on satisfactory terms, in a timely manner, or at all. Therefore, the loss of one or more co-manufacturers, any disruption or delay at a co-manufacturer or any failure to identify and engage co-manufacturers for new products and product extensions could delay, postpone or reduce production of our products, which could have an adverse effect on our business, financial condition and results of operations.

We could be adversely affected by a change in consumer preferences, perception and spending habits in the natural food industry and on animal-based products, in particular, and failure to develop or enrich our product offering or gain market acceptance of our new products could have a negative effect on our business.

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethically produced, great-tasting and nutritious foods. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food industry market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic. For example, we and many of our customers face pressure from animal rights groups to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. If consumer preferences shift away from animal-based products for these reasons, because of a preference for plant-based products or otherwise, our business, financial condition and results of operations could be adversely affected.

The success of our products depends on a number of factors including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our products from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and developing products that respond to such trends in a timely manner. We also may not be able to effectively promote our products by our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operation, and our business, financial condition or results of operations could be materially and adversely affected.

A limited number of distributors represent the substantial majority of our sales, and the loss of one or more distributor relationships that cannot be replaced in a timely manner may adversely affect our results of operations.

Our products, are distributed to a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as UNFI, KeHE and US Foods, which purchase, store, sell and deliver our products to retailers, including Whole Foods and Sprouts. In the 26-week periods ended June 28, 2020 and June 30, 2019, KeHE accounted for 12% and 11% of our net revenue, respectively, UNFI (which was Whole Foods’ distributor through March 2020) accounted for 22% and 35% of our net revenue, respectively, and US Foods (which became Whole Foods’ distributor in April 2020) accounted for 12% and 0% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all) could adversely affect our business, financial condition and results of operations.

We are dependent on hatcheries and pullet farms to supply our network of family farms with laying hens. Any disruption in that supply chain could materially and adversely affect our business, financial condition or results of operations.

Under the terms of our contracts with our network of family farms, while we do not own laying hens, we are generally responsible for coordinating the acquisition and delivery of laying hens to the farmers. In order to meet these obligations, we place orders for chicks directly with hatcheries intended to supply a future year’s production of eggs at least a year in advance. Once the chicks are hatched, they are delivered to a network of pullet farms, who rear the chicks to approximately 16 to 18 weeks of age, at which time they begin laying eggs. The hens are then delivered directly from the pullet farms to our network of family farms, which then place the hens into egg production.

Because it would be inefficient to contract directly with pullet farms to rear the quantity of chicks that we require, we currently work with a sole source supplier that contracts with a network of independent pullet farms.

We do not have a long-term supply contract with this third party, and if this supplier were to cease doing business with us for any reason, we may have a difficult time finding and contracting with alternate pullet farms in sufficient scale to meet our needs, if at all. Additionally, any disruption in these supply services for any reason, including bird disease, natural disaster, fire, power interruption, work stoppage or other calamity, could have a material adverse effect on our business, financial condition and results of operations if we cannot replace these providers in a timely manner on acceptable terms or at all.

Consolidation of retail customers or the loss of a significant retail customer could negatively impact our sales and profitability.

Our retail customers include natural channel and mainstream channel stores, which have been undergoing a consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business. In the 26-week periods ended June 28, 2020 and June 30, 2019, Kroger accounted for approximately 14% and 13% of our net revenue, respectively. With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 29% and 32% of our retail sales for the 26-week periods ended June 28, 2020 and June 30, 2019, respectively, and Sprouts accounted for approximately 7% and 8% of our retail sales, respectively. The loss of Kroger, Whole Foods, Sprouts or any other large retail customer, the reduction of purchasing levels or the cancellation of any business from Kroger, Whole Foods, Sprouts or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. Despite operating in different channel segments, our retailers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers.

Failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, could result in lost sales.

We currently rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, chronic driver shortages, employee strikes or unavailability (including due to COVID-19), inclement weather and noncompliance by our third-party transportation providers with applicable regulatory requirements, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs. We may change shipping companies, and we could face logistical difficulties with any such change that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

We source substantially all of our shell egg cartons from a sole source supplier and any disruptions may impact our ability to sell our eggs.

We obtain substantially all of the packaging for our shell eggs from a sole-source supplier. We do not have guaranteed supply contracts with our supplier, and our supplier could delay shipments, increase prices or cease manufacturing of our shell egg cartons or selling them to us at any time. A disruption in the supply of our shell egg cartons could delay our production and hinder our ability to meet our commitments to customers. If we are unable to obtain a sufficient quantity of our packaging on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources, sales of our products could be delayed or we may be required to redesign our products. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for a small number of our shell egg products. While this change in packaging did not materially impact our operations, there is no guarantee that we will not experience similar packaging issues in the future, or that any such packaging issues will not impact our ability to meet product demand for our shell eggs. Any of these events could result in lost sales, reduced gross margins or damage to our customer relationships, which would have a material adverse effect on our business, financial condition and results of operations.

Because we rely on a limited number of third-party vendors to manufacture and store our products, we may not be able to maintain manufacturing and storage capacity at the times and with the capacities necessary to produce and store our products or meet the demand for our products.

We rely on a limited number of co-manufacturers and cold storage providers. We currently rely on one co-manufacturer for hard-boiled eggs, one co-manufacturer for butter, one co-manufacturer for ghee, one co-manufacturer for liquid eggs and one co-manufacturer for egg bites. Our financial performance depends in large part on our ability to obtain adequate co-manufacturing and cold storage facilities services in a timely manner. We are not assured of continued co-manufacturing and cold storage capacities. Certain of our co-manufacturers or our cold storage providers could discontinue or seek to alter their relationship with us. In addition, we are not assured of sufficient capacities of these providers commensurate with increased product demand. Any disruption in the supply of our final products from these providers would have an adverse effect on our business if we cannot replace these providers in a timely manner or at all. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. In connection with the recall, our co-manufacturer elected to permanently close the affected production facility and move all production to a different facility, which did not have sufficient capacity to meet product demand. As a result we were unable to supply customers with hard-boiled eggs for a period of time in the first quarter of fiscal 2020, which led to the loss of certain customer accounts for this product, the revenues from which were immaterial in the aggregate. Our co-manufacturer is currently able to meet our product demand for hard-boiled eggs due to the effects of COVID-19 on the foodservice industry. However, we may experience supply issues once the foodservice industry returns to full capacity, which may lead to additional loss of customers.

We may not be able to compete successfully in our highly competitive market.

We operate in a highly competitive environment across each of our product categories. We have numerous competitors of varying sizes, including producers of private-label products, as well as producers of other branded egg and butter products that compete for trade merchandising support and consumer dollars. Numerous brands and products compete for limited retailer shelf space, including in the refrigerated section, foodservice, and customers and consumers. In our market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.

We compete with large egg companies such as Cal-Maine, Inc. and large international food companies such as Ornua (Kerrygold). We also compete directly with local and regional egg companies, as well as private-label specialty egg products processed by other egg companies. Each of these competitors may have substantially greater financial and other resources than us and some of whose products are well accepted in the marketplace today. They may also have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at lower costs. This could put pressure on us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices.

Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than us. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies may acquire our competitors or launch their own egg and butter products, including ones that may be pasture-raised, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our products so they have less favorable placement. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

Further, competitors with substantially greater operations and resources than us may be less affected by the COVID-19 pandemic than we are. In connection with the pandemic, we have restricted employee travel, cancelled certain events with consumers, customers or partners, imposed operational safeguards at Egg Central Station and limited access to our headquarters. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which, the pandemic may disrupt our operations as a result of these measures or if we are required to implement other changes, such as closure of our egg processing facility. Any significant disruption resulting from this or similar events on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until we would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results. A prolonged disruption of our business could also damage our reputation.

In addition, our ability to compete successfully in our market depends, in large part, on our ability to implement our growth strategy of expanding supply and distribution, improving placement of our products, attracting new consumers to our brand and introducing new products and product extensions. Our ability to implement this growth strategy depends, among other things, on our ability to:

•

manage relationships with various suppliers, co-manufacturers, distributors, customers and other third parties, and expend time and effort to integrate new suppliers, co-manufacturers and customers into our fulfillment operations;

•	secure placement in stores for our products;
•	increase our brand recognition;
•	expand and maintain brand loyalty; and
•	develop new product lines and extensions.

We may not be able to implement our growth strategy successfully. Our sales and operating results will be adversely affected if we fail to implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

A U.S. federal government shutdown could have a material adverse impact on our results of operations and financial condition.

The partial shutdown of the U.S. federal government that began in late 2018 and continued into 2019 adversely impacted many of our family farmers’ ability to access capital, as these farmers receive funding through farm loan programs of the USDA Farm Service Agency. The partial shutdown also impacted our ability to receive governmental approvals for products and labeling of new products. Another U.S. federal government shutdown of similar or greater duration could similarly impact our business, which could have a material adverse effect on our results of operations and financial condition.

We have only recently expanded our product offerings beyond pasture-raised eggs, which makes it difficult to forecast our future results of operations.

We have only recently expanded our product offerings beyond pasture-raised eggs. As a result of our limited experience managing multiple product lines, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Failure to introduce new products may adversely affect our ability to continue to grow.

A key element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. There can be no assurance that we will successfully develop and market new products that appeal to consumers. For example, prior to our recent launch of egg bites in August 2020, it took us longer than expected to finalize the packaging of this new product line, which impacted the timing of our product launch at certain retailers. Any failure to develop, market and launch future products may lead to a decrease in our growth, sales and profitability.

Additionally, the development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.

Our brand and reputation may be diminished due to real or perceived quality or food safety issues with our products, which could have an adverse effect on our business, reputation, operating results and financial condition.

We believe our consumers rely on us to provide them with high-quality pasture-raised products. Therefore, real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving us (such as incidents involving our competitors), could cause negative publicity and reduced confidence in our company, brand or products, which could in turn harm our reputation and sales, and could adversely affect our business, financial condition and operating results.

Our products may be subject to contamination by foreign materials or disease-producing organisms or pathogens, such as salmonella and E. coli. These organisms and pathogens are found generally in the environment and there is a risk that one or more could be present in our products, either as a result of food processing or as an inherent risk based on the nature of our products. These organisms and pathogens also can be introduced to our products as a result of improper handling at the further-processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. Shipment of contaminated products, even if inadvertent, could result in a violation of law and lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies, penalties and adverse publicity. In addition, products purchased from other producers, including co-manufacturers, could contain contaminants that we might inadvertently redistribute. If our products become contaminated, or if there is a potential health risk associated with our products, we or our co-manufacturers might decide or need to recall a product. Any product recall could result in a loss of consumer confidence in our products and adversely affect our reputation with existing and potential customers. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to potential listeria contamination at the production facility. In connection with the recall, our co-manufacturer elected to permanently close the affected production facility and move all production to a different facility, and as a result we were unable to supply customers with hard-boiled eggs for a period of time in the first quarter of fiscal 2020, which led to the loss of certain customer accounts for this product, the revenues from which were immaterial in the aggregate.

We also have no control over our products once purchased by consumers. For example, consumers may store our products under conditions and for periods of time inconsistent with USDA, U.S. Food and Drug Administration, or FDA, and other governmental guidelines, which may adversely affect the quality and safety of our products.

If consumers do not perceive our products to be of high quality or safe, then the value of our brand would be diminished, and our business, results of operations and financial condition would be adversely affected. Any loss of confidence on the part of consumers in the quality and safety of our products would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our market positioning as a socially conscious purveyor of high-quality, pasture-raised products and may significantly reduce our brand value. Issues regarding the safety of any of our products, regardless of the cause, may have an adverse effect on our brand, reputation and operating results. Further, the growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brands or our products on social or digital media could seriously damage our brands and reputation. If we do not maintain the favorable perception of our brands, our business, financial condition and results of operations could be adversely affected.

All of our pasture-raised shell eggs are processed at Egg Central Station in Springfield, Missouri. Any damage or disruption at this facility may harm our business.

All of our pasture-raised shell egg processing occurs at our facility in Springfield, Missouri. Any shutdown or period of reduced production at Egg Central Station, our shell egg processing facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in raw materials delivery, would significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our pasture-raised shell eggs is costly to replace or repair, particularly because certain of our processing equipment is sourced internationally, and our equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of our machinery were damaged, we would be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alterative machinery, which could adversely affect our business, financial condition and operating results. We have property and business disruption insurance in place for Egg Central Station; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Failure to leverage our brand value propositions to compete against private label products, especially during economic downturn, may adversely affect our profitability.

In many product categories, we compete not only with other widely advertised branded products, but also with private label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide a higher quality and greater value than less expensive alternatives. If the difference in perceived value between our brands and private label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. We believe that in periods of economic uncertainty, such as the current economic uncertainty surrounding COVID-19, consumers may purchase more lower-priced private label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our higher margin products or a shift in our product mix to lower margin offerings. In addition, our foodservice product sales will be reduced if consumers reduce the amount of food that they consume away from home at our foodservice customers, whether as a result of restaurant closures or government-ordered quarantines, travel restrictions or other social distancing directives in connection with the COVID-19 pandemic, or in other times of economic uncertainty.

We must expend resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our programs may or may not be successful.

In order to remain competitive and expand and keep shelf placement for our products, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could impact our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and participants in our industry are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. Further, social media platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, or may increase the costs of such advertising, which can negatively affect the placement of our links and, therefore, reduce the number of visits to our website and social media channels or make such marketing cost-prohibitive. In addition, social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition and results of operations could be adversely affected.

If we fail to develop and maintain our brand, our business could suffer.

We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of the Vital Farms brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, food safety, quality assurance, marketing and merchandising efforts, our continued focus on animal welfare, the environment and sustainability and our ability to provide a consistent, high-quality consumer and customer experience. Any negative publicity, regardless of its accuracy, could have an adverse effect on our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, customers, suppliers or co-manufacturers, including changes to our products or packaging, adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could significantly reduce the value of our brand and significantly damage our business.

If we fail to cost-effectively acquire new consumers or retain our existing consumers, our business could be adversely affected.

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our products. While we intend to continue to invest significantly in sales and marketing to educate consumers about our brand, our values and our products, there is no assurance that these efforts will generate further demand for our products or expand our consumer base. Our ability to attract new consumers and retain our existing consumers will depend on the perceived value and quality of our products, consumers’ desire to purchase ethically produced products at a premium, offerings of our competitors, our ability to offer new and relevant products and the effectiveness of our marketing efforts, among other items. For example, because our pasture-raised shell eggs are sold to consumers at a premium price point, when prices for commodity shell eggs fall relative to the price of our pasture-raised shell eggs, we may be unable to entice price-sensitive consumers to try our products. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner. If we are unable to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged, our business, financial condition and operating results would be adversely affected.

Our sales and profits are dependent upon our ability to expand existing customer relationships and acquire new customers.

Our business depends on our ability to increase our household penetration, to expand the number of products sold through existing retail customers, to grow within the foodservice channel and to strengthen our product offerings through innovation in both new and existing categories. Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. For example, retailers continue to aggressively market their private label products, which could reduce demand for our products. The expansion of our business also depends on our ability over the long term to obtain customers in additional distribution channels, such as convenience, drugstore, club, military and international markets. Any growth in distribution channels may also affect our existing customer relationships and present additional challenges, including related to pricing strategies. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities, and these expenditures are subject to risks, including related to consumer acceptance of our efforts. Our failure to obtain new customers, or expand our business with existing customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may require additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.

We have funded our operations since inception primarily through equity financings and sales of our products. We expect to expend significant resources expanding Egg Central Station. We believe that we will continue to expend substantial resources for the foreseeable future as we expand into additional markets we may choose to pursue. These expenditures are expected to include working capital, costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.

We expect that our existing cash will be sufficient to fund our planned operating expenses, capital expenditure requirements and debt service payments through at least the next 12 months. However, our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Demand for shell eggs is subject to seasonal fluctuations and can adversely impact our results of operations in certain quarters.

Demand for shell eggs fluctuates in response to seasonal factors. Shell egg demand tends to increase with the start of the school year and is highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter, and the lowest during the summer months. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons. If we are not correct in predicting our future shell egg demand, we may experience a supply and demand shell egg imbalance. This imbalance between supply and demand can adversely impact our results of operations at certain times of the year.

Packaging costs are volatile and may rise significantly, which may negatively impact our profitability, and any reduced availability of packaging supplies may otherwise impact our business.

We and our co-manufacturers purchase and use significant quantities of cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard to package our products. Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower sales volumes. Additionally, if the availability of certain packaging supplies is limited due to factors beyond our control (including as a result of the COVID-19 pandemic), or if packaging supplies do not meet our standards, we may make changes to our product packaging, which could negatively impact the perception of our brand. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for a small number of our shell egg products. If we are not successful in managing our packaging costs or the supply of packaging that meets our standards to use for our products, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, any of these factors could adversely affect our business, financial condition and results of operations.

Our net revenue and earnings may fluctuate as a result of price concessions, promotional activities and chargebacks.

Retailers may require price concessions that would negatively impact our margins and our profitability. If we are not able to lower our cost structure adequately in response to customer pricing demands, and if we are not able to attract and retain a profitable customer mix and a profitable product mix, our profitability could continue to be adversely affected.

In addition, we periodically offer sales incentives through various programs to customers and consumers, including rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We also periodically provide chargebacks to our customers, which include credits or discounts to customers in the event that products do not conform to customer specifications or expire at a customer’s site. The cost associated with promotions and chargebacks is estimated and recorded as a reduction in net revenue. We anticipate that these price concessions and promotional activities could adversely impact our net revenue and that changes in such activities could adversely impact period-over-period results. If we are not correct in predicting the performance of such promotions, or if we are not correct in estimating chargebacks, our business, financial condition and results of operations would be adversely affected.

If we fail to retain and motivate members of our management team or other key crew members, or fail to attract, train and retain additional qualified crew members to support our operations, our business and future growth prospects would be harmed.

Our success and future growth depend largely upon the continued services of our executive officers as well as our other key crew members. These executives and key crew members have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture and the reputation we enjoy with suppliers, co-manufacturers, distributors, customers and consumers. From time to time, there may be changes in our executive management team or other key crew members resulting from the hiring or departure of these personnel. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our crew members and lead our company, could harm our business.

In addition, our success depends in part upon our ability to attract, train and retain a sufficient number of crew members who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to hire and retain crew members capable of meeting our business needs and expectations, our business and brand image may be impaired. For example, in Springfield, Missouri, where Egg Central Station in located, there is a tight labor market. As a result of this tight labor market, we may be unable to attract and retain crew members with the skills we require. Any failure to meet our staffing needs or any material increase in turnover rates of our crew members may adversely affect our business, financial condition and results of operations.

If we cannot maintain our company culture or focus on our purpose as we grow, our success and our business and competitive position may be harmed.

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. If we fail to maintain our company culture or focus on our purpose our business and competitive position may be harmed.

We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our ability to effectively operate our business.

We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could have an adverse effect on our business.

A cybersecurity incident or other technology disruptions could negatively impact our business and our relationships with customers.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our crew members, suppliers, co-manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 pandemic. Our business involves sensitive information and intellectual property, including customers’, distributors’ and suppliers’ information, private information about crew members and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, we also intend to expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation or release of sensitive information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers and distributors, potential liability and competitive disadvantage all of which could have an adverse effect on our business, financial condition or results of operations.

Our operations are geographically consolidated. A major tornado or other natural disaster within the region in which we operate could seriously disrupt our entire business.

Egg Central Station, our shell egg processing facility, is located in Springfield, Missouri. This facility and our network of small family farms are all located in the geographic region we refer to as the Pasture Belt, which is located primarily in the Midwest. The pasture-raised milk for our butter is sourced from, and the butter is manufactured near, a geographically concentrated network of more than 50 farms, the majority of which are in the Midwest. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, but such a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of such a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

Climate change may negatively affect our business and operations.

Our network of small family farms are all geographically located in a region that provides an environment conducive to year round pasture raising chickens and cows. In addition, the concentration of these farms allows for efficient transportation of pasture-raised eggs to Egg Central Station and of pasture-raised milk to our butter and ghee co-manufacturing facilities. However, there is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative effect on the year-round habitability of the region for chickens and cows, we may be subject to decreased availability or less favorable pricing for pasture-raised eggs and milk. Even if eggs and milk are available from other regions, they may not be pasture-raised due to certain regional weather conditions not being conducive to pasture raising. We may also incur increased transportation, storage and processing costs if we are unable to source pasture-raised eggs and milk within a certain distance from Egg Central Station and co-manufacturing facilities.

Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.

Adverse and uncertain economic conditions may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, consumers may reduce the amount of pasture-raised products that they purchase where there are more affordable products, including caged, cage-free and free-range egg and egg product offerings, which generally have lower retail prices than our pasture-raised eggs. In addition, consumers may choose to purchase private label products rather than branded products because they are generally less expensive. Further, our foodservice product sales will be reduced if consumers reduce the amount of food they consume away from home at our foodservice customers, whether as a result of restaurant closures or government-ordered quarantines, travel restrictions and other social distancing directives in connection with the COVID-19 pandemic, or in other times of economic uncertainty. Distributors and customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

We may be subject to significant liability that is not covered by insurance.

Although we believe that the extent of our insurance coverage is consistent with industry practice, any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities or if our business operations were interrupted for a substantial period of time, we could incur costs and suffer losses. Such inventory and business interruption losses may not be covered by our insurance policies. We also expect that as a newly public company, it will be more difficult and more expensive for us to obtain director and officer liability insurance than when we operated as a private company, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations. Additionally, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all.

Our inability to maintain our GFSI and SQF Select Site certifications may negatively affect our reputation.

The SQFI administers the SQF Program, which is a third-party auditing program that examines and certifies food producers with respect to certain aspects of the producer’s business, including food safety, quality control and social, environmental and occupational health and safety management systems. The SQF Select Site certification is one of a number of available SQF certifications and involves both auditing for food safety issues and unannounced inspections by SQF personnel on an annual basis.

The Global Food Safety Initiative, or GFSI, is a private organization established and managed by an international trade association, The Consumer Goods Forum. GFSI operates a benchmarking scheme whereby certification bodies, such as the SQF Program, are “recognized” as meeting certain criteria maintained by GFSI. GFSI itself does not certify or accredit entities in the food industry.

SQF Select Site certification and the GFSI recognition of the SQF Program do not themselves have any independent legal significance and do not necessarily signal regulatory compliance. As a practice matter, however, certain retailers, including some of our largest customers, require SQF certification or certification by another GFSI-recognized program as a condition for doing business. Loss of SQF Select Site certification could impair our ability to do business with these customers, which could materially and adversely affect our business, financial condition and operating results.

The loss of any registered trademark or other intellectual property could enable other companies to compete more effectively with us.

We utilize intellectual property in our business. Our trademarks are valuable assets that reinforce our brand and consumers’ favorable perception of our products. We have invested a significant amount of money in establishing and promoting our trademarked brands. We also rely on unpatented proprietary expertise and copyright protection to develop and maintain our competitive position. Our continued success depends, to a significant degree, upon our ability to protect and preserve our intellectual property, including our trademarks and copyrights.

We rely on confidentiality agreements and trademark and copyright law to protect our intellectual property rights. Our confidentiality agreements with our crew members and certain of our consultants, contract employees, suppliers and independent contractors, including some of our co-manufacturers who use our formulations to manufacture our products, generally require that all information made known to them be kept strictly confidential. Further, some of our formulations have been developed by or with our suppliers and co-manufacturers. As a result, we may not be able to prevent others from using similar formulations.

We cannot assure holders of our common stock that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have an adverse effect on our business, financial condition and results of operations.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes appearing elsewhere in this prospectus. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, contingent consideration and the valuation of our stock-based compensation awards, including the determination of fair value of our common stock, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, including in connection with the COVID-19 pandemic, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Risks Related to Legal and Government Regulation

Food safety and food-borne illness incidents or advertising or product mislabeling may materially and adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Illness, injury or death related to allergens, food-borne illnesses, foreign material contamination or other food safety incidents caused by our products, or involving our suppliers, could result in the disruption or discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. Our co-manufacturer elected to permanently close the affected production facility and move all production to a different facility, which did not have sufficient capacity to meet product demand. As a result we were unable to supply customers with hard-boiled eggs for a period of time in the first quarter of fiscal 2020. Our co-manufacturer is currently able to meet our product demand for hard-boiled eggs due to the effects of COVID-19 on the foodservice industry. However, we may experience supply issues once the foodservice industry returns to full capacity, which may lead to additional loss of customers.

Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our policies or not subject to insurance would have to be paid from our cash reserves, which would reduce our capital resources.

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected raw materials, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our suppliers, our distributors or our customers, depending on the circumstances, to conduct a recall in accordance with FDA or USDA regulations and policies, and comparable state laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering, and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into food products, as well as product substitution. Governmental regulations require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could adversely affect our business, financial condition and operating results.

Our operations are subject to FDA and USDA federal regulation and state regulation, and there is no assurance that we will be in compliance with all regulations.

Our operations are subject to extensive regulation by the FDA, the USDA and other federal, state and local authorities. With respect to eggs in particular, the FDA and the USDA split jurisdiction depending on the type of product involved. While the FDA has primary responsibility for the regulation of shell eggs, the USDA has primary responsibility for the regulation of dried, frozen or liquid eggs and other “egg products,” subject to certain exceptions. Specifically, our shell eggs, butter, hard-boiled eggs and ghee products are subject to the requirements of the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, and regulations promulgated thereunder by the FDA with respect to our shell egg, hard-boiled egg, butter and ghee products. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of most food products. The FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements. Our shell egg operations are further subject to FDA regulatory requirements governing the production, storage and transportation of shell eggs for the control of salmonella. FDA-inspected processing facilities are subject to periodic and “for cause” inspection by federal, state and local authorities. In addition, certain of our products, such as our liquid whole egg products, are subject to regulation by the USDA, including facility registration, inspection, manufacturing and labeling requirements. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs and other regulatory requirements for the manufacturing of our products that is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA, the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, result in our co-manufacturers’ inability to continue manufacturing for us, result in a recall of our products that have already been distributed and result in damage to our brand and reputation. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. We rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the USDA or a comparable foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be adversely impacted.

Our liquid whole eggs are subject to the requirements of the Egg Products Inspection Act, or EPIA, and regulations promulgated thereunder by the USDA. The USDA has comprehensive regulations in place that apply to establishments that break, dry and process shell eggs into liquid egg products. This regulatory scheme governs the manufacturing, processing, pasteurizations, packaging, labeling and safety of egg products. Under the EPIA and USDA regulations, establishments that manufacture egg products must comply with the USDA’s requirements for sanitation, temperature control, pasteurization and labeling. We also anticipate that our co-manufacturers’ liquid whole egg establishment will be required to implement Hazard Analysis and Critical Control Point and Sanitary Standard Operating Procedure requirements within two years after the USDA finalizes its Egg Products Inspection Rule in the coming months. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with USDA regulations for the manufacturing of our liquid egg products that is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture liquid whole eggs that conform to our specifications and the strict regulatory requirements of the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the USDA or a comparable foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.

In addition to regulation pursuant to the FDCA and the EPIA, some of our products are subject to the Agricultural Marketing Act of 1946, or the AMA. The AMA governs voluntary grade claims that appear on some of our products and are administered by the USDA Agricultural Marketing Service, or AMS. For instance, our shell eggs, including those handled by our co-manufacturers, are graded for quality by USDA AMS grading personnel. Similarly, our butter product, including those handled by our co-manufacturers, are graded for flavor, body, color and salt content. We do not control the processes in place on our contract farms or with our co-manufacturers (which can affect the assigned grade), and rely upon both to provide us quality, fresh products that meet our stringent quality standards. If we, or our network of family farms and co-manufacturers, cannot successfully manufacture products that confirm with our quality specifications or meet appropriate grading standards under the AMA, we may have difficulty marketing our products or may be required to source our products from other farms and co-manufacturers.

Our products that are labeled as “organic” are subject to the requirements of the Organic Foods Production Act, or OFPA, and the USDA’s National Organic Program, or NOP, regulations. The OFPA is a comprehensive regulatory scheme that mandates certain practices and prohibits other practices pertaining to the raising of animals and handling and processing of food products. We, and our network of family farms and co-manufacturers, contract with NOP-accredited certifying agents to ensure that our organic products are produced in compliance with the OFPA and NOP regulations. We do not control the farms where our products are raised and rely on the farms for compliance with the on-farm requirements of the OFPA and NOP regulations. Similarly, we do not control the manufacturing processes of, and we rely upon, our co-manufacturers for compliance with requirements of the OFPA and NOP regulations with respect to organic products handled and manufactured by our co-manufacturers. If we, the farms or the co-manufacturers cannot successfully raise and manufacture products that meet the strict regulatory requirements of the OFPA and the NOP, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products as “organic,” could result in the farms or co-manufacturers’ inability to continue to raise farm products or manufacture food for us, or we, the farms, or the co-manufacturer could lose the right to market products as “organic,” and subject us, the farms, or co-manufacturers to civil monetary penalties. If the USDA or a comparable foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.

We are also subject to state and local regulations, including product requirements, labeling requirements and import restrictions. For example, the State of Iowa requires that grocery stores which participate in the Special Supplement Nutrition Program for Women, Infants, and Children, and which sell eggs produced by chickens advertised as being housed in cage-free, free-range or enriched colony cage environments, also sell “conventional” eggs produced by chickens that are not so advertised. That regulation impacted the space allocation for non-caged eggs on the shelves of retailers in Iowa and their willingness to carry our eggs. In addition, one or more states could pass regulations that establish requirements that our products would not satisfy. If our products fail to meet such individual state standards or are restricted from being imported into a state by state regulatory requirements, our business, financial condition or results of operations could be materially and adversely affected.

We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality-assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us, the farms or the co-manufacturers to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See the section titled “Business—Government Regulation.”

Changes in existing laws or regulations, or the adoption of new laws or regulations may increase our costs and otherwise adversely affect our business, results of operations and financial condition.

The manufacture and marketing of food products is highly regulated. We, our suppliers and co-manufacturers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality and safety of our products, as well as the health and safety of our crew members and the protection of the environment.

In the United States, we are subject to regulation by various government agencies, including the FDA, the USDA, the Federal Trade Commission, or FTC, the Occupational Safety and Health Administration, or OSHA, and the Environmental Protection Agency, or EPA, as well as various state and local agencies. We are also regulated outside the United States by various international regulatory bodies. In addition, we are subject to certain standards, such as GFSI standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. We could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.

The regulatory environment in which we operate could change significantly and adversely in the future. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, financial condition and results of operations.

Failure by our network of family farms, suppliers of raw materials or co-manufacturers to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If our network of family farms, suppliers or co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, the farms and co-manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative farms, suppliers or co-manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the farms, suppliers and co-manufacturers. As a result, our supply of pasture-raised eggs and other raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any partner farmer or co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of pasture-raised eggs and other raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, financial condition and results of operations.

We are subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings, and investigations.

Our business operations and ownership and past and present operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and natural resources. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business. We could also experience in the future significant opposition from third parties with respect to our business, including environmental non-governmental organizations, neighborhood groups and municipalities. Additionally, new matters or sites may be identified in the future that will require additional environmental investigation, assessment, or expenditures, which could cause additional capital expenditures. Future discovery of contamination of property underlying or in the vicinity of our present properties or facilities and/or waste disposal sites could require us to incur additional expenses, delays to our business and to our proposed construction. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations, could adversely affect our business, financial condition and results of operations.

Legal claims, government investigations or other regulatory enforcement actions could subject us to civil and criminal penalties.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of legal claims, government investigations or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our crew members, consultants, independent contractors, suppliers, co-manufacturers or distributors will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and operating results. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our financial condition and operating results.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates. We are not currently party to any material litigation.

Even when not merited, the defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition or results of operations;
•	variance in our financial performance from expectations of securities analysts;
•	changes in our projected operating and financial results;
•	announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•	announcements or concerns regarding real or perceived quality or health issues with our products or similar products of our competitors;
•	adoption of new regulations applicable to the food industry or the expectations concerning future regulatory developments;
•	our involvement in litigation;
•	future sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•	changes in senior management or key personnel;
•	the trading volume of our common stock; and
•	changes in the anticipated future size and growth rate of our market.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of uncertainties surrounding the ongoing COVID-19 pandemic and the related impacts.

An active public market for our common stock may not be sustained.

Prior to the closing of our initial public offering, or IPO, in August 2020, no public market for our common stock existed. An active public trading market for our common stock may not continue to develop or, if further developed, may not be sustained. The lack of an active market may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair value of shares of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies by using our shares as consideration.

Insiders have substantial control over us and will be able to influence corporate matters.

Following the closing of our IPO, our directors, officers and stockholders holding more than 5% of our outstanding stock, together with their affiliates, held, in the aggregate, approximately 62.0% of our outstanding capital stock as of such date. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of our common stock in the public market could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.

All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock through January 26, 2021, subject to certain exceptions. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all of the shares of common stock sold in our IPO will become eligible for sale on January 27, 2021, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and any share sold to our directors or executive officers pursuant to our directed share program.

In addition, following the closing of our IPO, there were 5,767,716 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We  have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, following the closing of our IPO, holders of approximately 29,164,975 shares, or approximately 74.5% of our capital stock, as well as holders of 946,925 shares issuable upon the exercise of outstanding vested and unvested stock options, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, the market price and trading volume of our common stock could decline.

The market price and trading volume of our common stock will be heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

We do not intend to pay dividends for the foreseeable future.

While we have previously paid cash dividends on our capital stock, we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, holders of our common stock may need to rely on sales of their holdings of common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of: (1) December 28, 2025; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of June 30 of such fiscal year.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be as comparable to the results of operations of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will incur significant finance, legal, accounting and other expenses, including director and officer liability insurance, that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 30, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an emerging growth company. To prepare for eventual compliance with Section 404, we will be engaged in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

We previously identified two material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Prior to our IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our financial statements for fiscal 2018, we identified two material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that we had two material weaknesses because (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with our accounting and reporting requirements and (ii) we did not design our controls sufficiently to completely and accurately record our accrued liabilities and other estimates at period end. As a result, there were certain post-close adjustments that were required that were material to the financial statements. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. In connection with the audit of our financial statements for 2019, we determined that the previously identified material weaknesses had been remediated.

To address these material weaknesses, we hired additional accounting personnel and implemented process level and management review controls. We can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations.

As a newly public company, we are required to further design, document and test our internal controls over financial reporting to comply with Section 404. We cannot be certain that additional material weaknesses and control deficiencies will not be discovered in the future. If material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis or help prevent fraud, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common stock to decline. If we have material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial position or results of operations. Either of those events could have an adverse effect on the value of our common stock.

Further, even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our future reporting obligations.

Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits that we anticipate.

We have elected to be classified as a public benefit corporation under Delaware law. As a public benefit corporation we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our certificate of incorporation. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

As a public benefit corporation, we are required to disclose to stockholders a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are set by an independent organization and may change over time. Currently, we are required to recertify as a Certified B Corporation once every three years. Additionally, in connection with our IPO, we are required to commit to recertifying prior to October 28, 2020 and to complete this recertification by July 30, 2021. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported Certified B Corporation score declines.

As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our charter documents. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:

•

we may choose to revise our policies in ways that we believe will be beneficial to our stakeholders, including farmers, suppliers, crew members and local communities, even though the changes may be costly;

•

we may take actions, such as building state-of-the-art facilities with technology and quality control mechanisms that exceed the requirements of USDA and the FDA, even though these actions may be more costly than other alternatives;

•

we may be influenced to pursue programs and services to demonstrate our commitment to the communities to which we serve and bringing ethically produced food to the table even though there is no immediate return to our stockholders; or

•

in responding to a possible proposal to acquire the company, our board of directors may be influenced by the interests of our stakeholders, including farmers, suppliers, crew members and local communities, whose interests may be different from the interests of our stockholders.

We may be unable or slow to realize the benefits we expect from actions taken to benefit our stakeholders, including farmers, suppliers, crew members and local communities, which could adversely affect our business, financial condition and results of operations, which in turn could cause our stock price to decline.

As a public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least 2% of its outstanding capital stock or the lesser of such percentage or shares of at least $2 million in market value) are entitled to file a derivative lawsuit claiming that its directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation may be costly and have an adverse impact on our financial condition and results of operations.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and provisions of Delaware law applicable to us as a public benefit corporation, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our common stock;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, or our chief executive officer;
•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;
•	prohibit cumulative voting in the election of directors;
•	provide that our directors may be removed for cause only upon the vote of at least 66 2/3% of our outstanding shares of voting stock; and
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Also, as a public benefit corporation, our board of directors is required by the Delaware General Corporation Law to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits identified in our certificate of incorporation. Additionally, pursuant to our amended and restated certificate of incorporation, a vote of at least 66 2/3% of our outstanding shares of voting stock is required for matters directly or indirectly amending or removing our public benefit purpose, or to effect a merger or consolidation involving stock consideration with an entity that is not a public benefit corporation with an identical public benefit to ours. We believe that our public benefit corporation status will make it more difficult for another party to obtain control of us without maintaining our public benefit corporation status and purpose. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our common stock would receive a premium for their shares of our common stock in an acquisition.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, to the extent enforceable, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which could restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; any action as to which the Delaware General Corporation Law confers jurisdiction to the court of Chancery of the State of Delaware; or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction.

Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. While Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us and our directors, officers or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require further significant additional costs associated with resolving the dispute in other jurisdictions, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions, any of which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Since March 29, 2020, we have made issuances of the following unregistered securities (share and per share amounts reflect 2.46-for-1 stock split of our common stock effected on July 22, 2020):

•

From March 29, 2020 to July 31, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-240258), we granted stock options to purchase an aggregate of 52,888 shares common stock at exercise prices ranging from $12.4268 to $16.2154 per share to a total of five employees.

•

From March 29, 2020 to July 31, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-240258), we issued an aggregate of 49,692 shares of common stock upon the exercise of options at exercise prices ranging from $3.2461 to $3.6748 per share, for an aggregate purchase price of $0.16 million.

The offers, sales and issuances of the securities described in this section were exempt from registration either under Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in that the transactions were underwritten compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act or Regulation D promulgated under the Securities Act in that the transactions did not involve any public offering within the meaning of Section 4(a)(2) or, in certain cases, were acquired by accredited investors. Appropriate legends were affixed to the securities issued in these transactions.

Use of Proceeds from the IPO

On August 4, 2020, we completed our IPO, in which we issued and sold 5,040,323 shares of our common stock and certain of our selling stockholders offered and sold 5,659,250 shares of our common stock at a price to the public of $22.00 per share. We received net proceeds from the IPO of approximately $99.5 million, after deducting underwriting discounts and commissions of $7.8 million and offering expenses of $3.7 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Goldman Sachs & Co. LLC, Morgan Stanley and Credit Suisse Securities (USA) LLC acted as joint lead bookrunning managers for the IPO. Jefferies, BMO Capital Markets Corp. and Stifel, Nicolaus & Company, Incorporated acted as bookrunning managers for the IPO.

Shares of our common stock began trading on The Nasdaq Global Market on July 31, 2020. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-239772), which was declared effective on July 30, 2020.

There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. We have not used any of the proceeds from the IPO.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation, as currently in effect (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39411), filed with the SEC on August 4, 2020).

3.2

Amended and Restated Bylaws, as currently in effect (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39411), filed with the SEC on August 4, 2020).

4.1

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.1

Ninth Amended and Restated Stockholders Agreement, by and among the Company and certain of its stockholders, dated July 6, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.2+	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration on Form S-8 (File No. 333-240258), filed with the SEC on July 31, 2020).
10.3+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.4+

Forms of Employee Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.5+

Forms of Non-Employee Director Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.6+	2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.12 to the Company’s Registration on Form S-8 (File No. 333-240258), filed with the SEC on July 31, 2020).
10.7+

Form of Indemnity Agreement, by and between the Registrant and each director and executive officer (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.8+	Non-Employee Director Compensation Policy.
10.9+

Amended and Restated Employment Agreement between the Registrant and Russell Diez-Canseco, dated as of July 9, 2020 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.10+

Amended and Restated Offer Letter between the Registrant and Jason Dale, dated as of July 9, 2020 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.11+

Amended and Restated Offer Letter between the Registrant and Scott Marcus, dated as of July 7, 2020 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.12+

Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated May 11, 2020 (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.13+

Amended and Restated Revolving Credit Note executed and delivered by the Registrant and the Borrowers party thereto, dated May 11, 2020 (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.14+

Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated June 18, 2020 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.15+

Amended and Restated Term Loan Note executed and delivered by the Registrant and the Borrowers party thereto, dated June 18, 2020 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Vital Farms, Inc.

Dated: September 10, 2020	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: September 10, 2020	By:	/s/ Jason Dale
Jason Dale
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)