Form 10-Q
period 2020-09-27
Vital Farms, Inc.
filed 2020-11-10
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020

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

As of November 10, 2020, the registrant had 39,432,161 shares of common stock, $0.0001 par value per share, outstanding.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. A summary of selected risks associated with our business are set forth below. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Summary of Selected Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties, including those discussed at length in the section titled “Risk Factors.” These risks include, among others, the following:

•

Our recent, rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

•	We have incurred net losses in the past and we may not be able to maintain or increase our profitability in the future.
•	Failure to introduce new products may adversely affect our ability to continue to grow.
•	We are dependent on the market for shell eggs.
•	Sales of pasture-raised shell eggs contribute the vast majority of our revenue, and a reduction in these sales would have an adverse effect on our financial condition.
•	Fluctuations in commodity prices and in the availability of feed grains could negatively impact our results of operations and financial condition.
•

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results and our brand reputation could be harmed.

•

We are currently expanding Egg Central Station, and we may not successfully complete construction of or commence operations in this expansion, or the expanded facility may not operate in accordance with our expectations.

•	If we fail to effectively maintain or expand our network of small family farms, our business, operating results and brand reputation could be harmed.
•

Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of pasture-raised eggs and milk and other raw materials that meet our standards.

•

We currently have a limited number of co-manufacturers. Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.

•

We could be adversely affected by a change in consumer preferences, perception and spending habits in the natural food industry and on animal-based products, in particular, and failure to develop or enrich our product offering or gain market acceptance of our new products could have a negative effect on our business.

•

A limited number of distributors represent the substantial majority of our sales, and the loss of one or more distributor relationships that cannot be replaced in a timely manner may adversely affect our results of operations.

•

We are dependent on hatcheries and pullet farms to supply our network of family farms with laying hens. Any disruption in that supply chain could materially and adversely affect our business, financial condition or results of operations.

•	We source substantially all of our shell egg cartons from a sole source supplier and any disruptions may impact our ability to sell our eggs.
•

Because we rely on a limited number of third-party vendors to manufacture and store our products, we may not be able to maintain manufacturing and storage capacity at the times and with the capacities necessary to produce and store our products or meet the demand for our products.

•

Our brand and reputation may be diminished due to real or perceived quality or food safety issues with our products, which could have an adverse effect on our business, reputation, operating results and financial condition.

•	All of our pasture-raised shell eggs are processed at Egg Central Station in Springfield, Missouri. Any damage or disruption at this facility may harm our business.
•	Demand for shell eggs is subject to seasonal fluctuations and can adversely impact our results of operations in certain quarters.
•	The COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.
•

Food safety and food-borne illness incidents or advertising or product mislabeling may materially and adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

•	Our operations are subject to FDA and USDA federal regulation, and there is no assurance that we will be in compliance with all regulations.
•	As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 27, 2020	December 29, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,619	$1,274
Accounts receivable, net	17,551	16,108
Inventories	11,728	12,947
Income taxes receivable	322	1,615
Prepaid expenses and other current assets	3,681	2,706
Total current assets	145,901	34,650
Property, plant and equipment, net	27,692	22,458
Notes receivable from related party	—	831
Goodwill	3,858	3,858
Deposits and other assets	142	151
Total assets	$177,593	$61,948
Liabilities, Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,052	$13,510
Accrued liabilities	7,933	8,608
Current portion of long-term debt	1,104	2,160
Lease obligation, current	465	449
Contingent consideration, current	138	270
Income taxes payable	364	—
Total current liabilities	26,056	24,997
Long-term debt, net of current portion	6,480	2,896
Lease obligation, net of current portion	447	797
Contingent consideration, non-current	32	382
Deferred tax liabilities, net	2,137	755
Other liability, non-current	422	272
Total liabilities	35,574	30,099
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	175	175
Redeemable convertible preferred stock (Series B, Series C and Series D), $0.0001 par value per share; 0 and 8,192,876 shares authorized, issued, and outstanding as of September 27, 2020 (unaudited) and December 29, 2019; aggregate liquidation preference of $0 and $40,436 as of September 27, 2020 (unaudited) and December 29, 2019	—	23,036
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 and 40,348,565 shares authorized as of September 27, 2020 (unaudited) and December 29, 2019; 39,432,161 and 31,429,898 shares issued as of September 27, 2020 (unaudited) and December 29, 2019, respectively; 39,432,161 and 25,934,980 shares outstanding as of September 27, 2020 (unaudited) and December 29, 2019, respectively	5	3
Treasury stock, at cost, 5,494,918 common shares as of September 27, 2020 (unaudited) and December 29, 2019	(16,276)	(16,276)
Additional paid-in capital	143,265	19,593
Retained earnings	14,825	5,239
Total stockholders’ equity attributable to Vital Farms, Inc. stockholders	141,819	8,559
Noncontrolling interests	25	79
Total stockholders’ equity	$141,844	$8,638
Total liabilities, redeemable noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity	$177,593	$61,948

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net revenue	$53,367	$34,082	$160,287	$99,312
Cost of goods sold	35,017	23,484	103,384	66,208
Gross profit	18,350	10,598	56,903	33,104
Operating expenses:
Selling, general and administrative	12,185	7,069	31,832	16,991
Shipping and distribution	3,752	2,345	10,693	6,757
Total operating expenses	15,937	9,414	42,525	23,748
Income from operations	2,413	1,184	14,378	9,356
Other (expense) income, net:
Interest expense	(110)	(85)	(365)	(250)
Other (expense) income, net	(21)	47	(182)	1,369
Total other (expense) income, net	(131)	(38)	(547)	1,119
Net income before income taxes	2,282	1,146	13,831	10,475
Provision for income taxes	620	323	4,300	2,839
Net income	1,662	823	9,531	7,636
Less: Net (loss) income attributable to noncontrolling interests	(15)	(6)	(54)	950
Net income attributable to Vital Farms, Inc. common stockholders	$1,677	$829	$9,585	$6,686
Net income per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.05	$0.03	$0.33	$0.26
Diluted:	$0.04	$0.02	$0.29	$0.18
Weighted average common shares outstanding:
Basic:	34,044,994	25,929,923	28,664,914	26,197,567
Diluted:	39,111,018	37,472,406	33,275,902	36,959,507

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK , REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock				Total Stockholders’ Equity Attributable
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances at December 29, 2019	8,192,876	$23,036	$175	31,429,898	$3	(5,494,918)	$(16,276)	$19,593	$5,239	$8,559	$79	$8,638
Exercise of stock options	—	—	—	7,588	—	—	—	10	—	10	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	448	—	448	—	448
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	1,945	1,945	—	1,945
Balances at March 29, 2020	8,192,876	$23,036	$175	31,437,486	$3	(5,494,918)	$(16,276)	$20,051	$7,184	$10,962	$68	$11,030
Exercise of stock options	—	—	—	49,200	—	—	—	160	—	160	—	160
Exercise of warrant	—	—	—	196,800	—	—	—	282	—	282	—	282
Stock-based compensation expense	—	—	—	—	—	—	—	296	—	296	—	296
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	5,964	5,964	—	5,964
Balances at June 28, 2020	8,192,876	$23,036	$175	31,683,486	$3	(5,494,918)	$(16,276)	$20,789	$13,148	$17,664	$40	$17,704
Issuance of common stock pursuant to initial public offering, net of issuance costs of 12,215	—	—	—	5,040,323	1			98,670	—	98,671	—	98,671
Issuance of common stock upon conversion of preferred stock	(8,192,876)	(23,036)	—	8,192,876	1			23,035	—	23,036	—	23,036
Exercise of stock options	—	—	—	10,394	—	—	—	34	—	34	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	737	—	737	—	737
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	(15)	(15)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	1,677	1,677	—	1,677
Balances at September 27, 2020	—	$—	$175	44,927,079	$5	(5,494,918)	$(16,276)	$143,265	$14,825	$141,819	$25	$141,844

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock				Total Stockholders’ Equity Attributable
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances at December 30, 2018	8,192,876	$23,036	$175	28,461,978	$3	(2,642,148)	$(1,987)	$4,245	$2,854	$5,115	$(848)	$4,267
Issuance of common stock, net of issuance costs of $497	—	—	—	1,407,506	—	—	—	7,003	—	7,003	—	7,003
Stock-based compensation expense	—	—	—	—	—	—	—	143	—	143	—	143
Net income attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	967	967
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	3,058	3,058	—	3,058
Balances at March 31, 2019	8,192,876	$23,036	$175	29,869,484	$3	(2,642,148)	$(1,987)	$11,391	$5,912	$15,319	$119	$15,438
Issuance of common stock, net of issuance costs of $406	—	—	—	1,407,506	—	—	—	7,094	—	7,094	—	7,094
Exercise of stock options	—	—	—	147,840	—	—	—	218	—	218	—	218
Repurchase of common stock	—	—	—	—	—	(2,852,770)	(14,289)	—	—	(14,289)	—	(14,289)
Stock-based compensation expense	—	—	—	—	—	—	—	143	—	143	—	143
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	2,799	2,799	—	2,799
Balances at June 30, 2019	8,192,876	$23,036	$175	31,424,830	$3	(5,494,918)	$(16,276)	$18,846	$8,711	$11,284	$108	$11,392
Stock-based compensation expense	—	—	—	—	—	—	—	290	—	290	—	290
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	829	829	—	829
Balances at September 29, 2019	8,192,876	$23,036	$175	31,424,830	$3	(5,494,918)	$(16,276)	$19,136	$9,540	$12,403	$102	$12,505

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	39-Weeks Ended
	September 27, 2020	September 29, 2019
Cash flows provided by operating activities:
Net income	$9,531	$7,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,568	1,119
Non-cash interest expense	5	16
Bad debt recovery	(63)	—
Inventory provisions	155	(137)
Change in fair value of contingent consideration	(342)	53
Stock-based compensation expense	1,481	576
Loss on write-off of construction in progress	259	—
Deferred taxes	1,382	—
Non-cash interest income	(14)	(106)
Changes in operating assets and liabilities:
Accounts receivable	(1,380)	(3,320)
Inventories	1,063	(9,481)
Income taxes receivable	1,293	—
Income taxes payable	364	660
Prepaid expenses and other current assets	(1,970)	42
Deposits and other assets	11	77
Accounts payable	2,207	1,928
Accrued liabilities and other liabilities	(507)	1,039
Net cash provided by operating activities	$15,043	$102
Cash flows used in investing activities:
Purchases of property, plant and equipment	(6,728)	(3,089)
Notes receivable provided to related parties	—	(4,000)
Repayment of notes receivable provided to related parties	846	—
Net cash used in investing activities	$(5,882)	$(7,089)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	99,671	—
Proceeds from borrowings under term loan	5,000	—
Proceeds from borrowings under equipment loan	1,461	—
Proceeds from Paycheck Protection Program loan	2,593	—
Proceeds from issuance of common stock, net of issuance costs	—	14,097
Repayment of revolving line of credit	(1,325)	—
Repayment of equipment loan	(2,015)	—
Repayment of term loan	(618)	(503)
Repayment of Paycheck Protection Program loan	(2,593)	—
Repurchase of common stock	—	(14,289)
Payment of contingent consideration	(140)	(322)
Principal payments under finance lease obligation	(335)	(319)
Proceeds from exercise of stock options	203	218
Proceeds from exercise of warrant	282	—
Net cash provided by (used in) financing activities	$102,184	$(1,118)
Net increase in cash and cash equivalents	$111,345	$(8,105)
Cash and cash equivalents at beginning of the period	1,274	11,815
Cash and cash equivalents at end of the period	$112,619	$3,710
Supplemental disclosure of cash flow information:
Cash paid for interest	$358	$265
Cash paid for income taxes	$1,150	$2,056
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$331	$122

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

The accompanying unaudited condensed consolidated financial statements as of September 27, 2020 and for the 13-week and 39-week periods ended September 27, 2020 and September 29, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Vital Farms, its subsidiaries and a variable interest entity (“VIE”) in which Vital Farms has a variable interest and is the primary beneficiary. The noncontrolling interest attributable to the VIE is presented as a component separate from stockholders’ equity in the unaudited condensed consolidated balance sheets. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the fiscal year ended December 29, 2019 included in the Company’s final prospectus that forms a part of the Company’s Registration Statement on Form S-1 (Reg. No. 333-239772), filed with the SEC pursuant to Rule 424(b)(4) on July 31, 2020 (the “Prospectus”).

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of September 27, 2020, consolidated results of operations for the 13-week and 39-week periods ended September 27, 2020 and September 29, 2019, and consolidated cash flows for the 39-week periods ended September 27, 2020 and September 29, 2019. Such adjustments are of a normal and recurring nature. The consolidated results of operations for the 13-week period and 39-week period ended September 27, 2020 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 27, 2020.

Reclassification of Prior Period Presentation: Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported consolidated results of operations.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 27, 2020 and September 29, 2019 both contain operating results for 13 weeks.

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

Initial Public Offering: In August 2020, the Company completed its initial public offering (“IPO”) of 10,699,573 shares of common stock at an offering price of $22.00 per share.  The Company offered 5,040,323 shares of common stock and the selling stockholders identified in the Prospectus offered an additional 5,659,250 shares of common stock, including the underwriter’s option to purchase up to an additional 1,395,596 shares of common stock from the selling stockholders. The Company received gross proceeds of approximately $110,887 before deducting underwriting discounts, commissions and offering related transaction costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of the then-outstanding shares of preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. The condensed consolidated financial statements as of September 27, 2020, including share and per share amounts, include the effects of the IPO.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 29, 2019, and the notes thereto, which are included in the Prospectus. Except as detailed below, there have been no material changes to the Company’s significant accounting policies during the 39-week period ended September 27, 2020.

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

Deferred Offering Costs: The Company capitalized certain legal, accounting and other third-party fees that are directly related to the Company’s in-process equity financings until such financings were completed.  Upon closing the IPO in August 2020, all deferred offering costs were reclassified from prepaid and other current assets and recorded against the IPO proceeds reducing additional paid-in capital.

Recently Adopted Accounting Pronouncements: The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 29, 2019, and the notes thereto, which are included in the Prospectus. Except as described below, there have been no new accounting pronouncements adopted by the Company during the 39-week period ended September 27, 2020.

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

Recently Issued Accounting Pronouncements Not Yet Adopted: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and also issued subsequent amendments to the initial guidance, ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10, ASU 2020-02, and ASU 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the unaudited condensed consolidated statement of operations. An entity may adopt the guidance either (1) retrospectively to each prior reporting period presented in the financial statements with a cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company expects to adopt Topic 842 retrospectively at the beginning of the period of adoption, December 27, 2021, through a cumulative-effect adjustment, and will not apply the new standard to comparative periods presented. The new standard provides a number of practical expedients. Upon adoption, the Company expects to elect all of the practical expedients available. The Company is currently evaluating the impact of its pending adoption of Topic 842 on its consolidated financial statements. It is anticipated that the primary impact of the adoption of Topic 842 will be the recording of a right-of-use asset and lease liability of similar amount on the Company’s condensed consolidated balance sheet.

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

The following tables presents information about the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of September 27, 2020, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration, current	$—	$—	$138	$138
Contingent consideration, non-current	—	—	32	32
Total	$—	$—	$170	$170

	Fair Value Measurements as of December 29, 2019, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration, current	$—	$—	$270	$270
Contingent consideration, non-current	—	—	382	382
Total	$—	$—	$652	$652

During the 13-week and 39-week periods ended September 27, 2020 and September 29, 2019, there were no transfers between fair value measurement levels.

During the 13-week periods ended September 27, 2020 and September 29, 2019, the Company recognized unrealized (gains) and losses associated with the fair value of contingent consideration of $8 and $15, respectively. During the 39-week periods ended September 27, 2020 and September 29, 2019, the Company recognized unrealized (gains) and losses associated with the fair value of contingent consideration of $(342) and $53, respectively.

The following table provides a rollforward of the aggregate fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs:

Balance as of December 29, 2019	$652
Payment of contingent consideration	(47)
Change in fair value	(23)
Balance as of March 29, 2020	$582
Payment of contingent consideration	(42)
Change in fair value	(327)
Balance as of June 28, 2020	$213
Payment of contingent consideration	(51)
Change in fair value	8
Balance as of September 27, 2020	$170

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration:

Unobservable Input	September 27, 2020
Dozens of eggs supplied	2,546,982
Royalty rate per dozen eggs	$0.07
Estimated royalty income	$178
Discount interval (in years)	1.6

4. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net Revenue:
Eggs	$49,299	$30,995	$147,738	$91,146
Butter	4,068	3,087	12,549	8,166
Net Revenue	$53,367	$34,082	$160,287	$99,312

Net revenue is primarily generated from the sale of eggs and butter. Historically, the Company’s product offering was comprised of pasture-raised shell eggs, pasture-raised hard-boiled eggs and pasture-raised butter.  In 2019, the Company added both liquid whole eggs and clarified butter (“ghee”) to its product offerings. In August 2020, the Company added egg bites to its product offering.

During the 13-week periods ended September 27, 2020 and September 29, 2019, net revenue generated from eggs included net revenue from pasture-raised shell eggs of $47,820 and $30,059, respectively, net revenue generated from liquid whole eggs of $636 and $198, respectively, net revenue generated from pasture-raised hard boiled eggs of $386 and $738, respectively, and net revenue from egg bites of $457 and $0, respectively. During the 13-week periods ended September 27, 2020 and September 29, 2019, net revenue generated from butter included net revenue from pasture-raised butter of $3,653 and $2,717, respectively, and net revenue generated from ghee of $415 and $370, respectively.

During the 39-week periods ended September 27, 2020 and September 29, 2019, net revenue generated from eggs included net revenue from pasture-raised shell eggs of $143,397 and $89,264, respectively, net revenue generated from liquid whole eggs of $2,814 and $374, respectively, net revenue generated from pasture-raised hard boiled eggs of $1,070 and $1,508, respectively and net revenue generated from egg bites of $457 and $0, respectively. During the 39-week periods ended September 27, 2020 and September 29, 2019, net revenue generated from butter included net revenue from pasture-raised butter of $11,589 and $7,697, respectively, and net revenue generated from ghee of $960 and $469, respectively.

The 39-week period ended September 27, 2020 includes $624 revenue resulting from reduction of a sales promotion incentive settled in Q2 2020 that related to a prior year’s gross sales.

As of September 27, 2020 and December 29, 2019, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net and during the 13-week periods and 39-week periods ended September 27, 2020 and September 29, 2019, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from these significant customers during the 13-week periods and 39-week periods ended September 27, 2020 and September 29, 2019, and accounts receivable, net due from these significant customers as of September 27, 2020 and December 29, 2019, are as follows:

	Net Revenue for the 13-Weeks Ended September 27, 2020	Net Revenue for the 13-Weeks Ended September 29, 2019	Net Revenue for the 39-Weeks Ended September 27, 2020	Net Revenue for the 39-Weeks Ended September 29, 2019
Customer A	*	33%	18%	35%
Customer B	24%	*	16%	*
Customer C	13%	16%	14%	14%
Customer D	13%	10%	12%	11%

*Revenue was less than 10%.

	Accounts Receivable, Net as of September 27, 2020	Accounts Receivable, Net as of December 29, 2019
Customer A	*	25%
Customer B	30%	21%
Customer C	14%	*
Customer D	*	*

*Accounts receivable was less than 10%.

5. Accounts Receivable

Accounts receivable, net was $17,551 and $16,108 as of September 27, 2020 and December 29, 2019, respectively.

As of September 27, 2020 and December 29, 2019, the Company recorded an allowance for doubtful accounts of $241 and $304, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 29, 2019	$(304)
Provisions Charged to Operating Results	—
Account Write-off and Recoveries	116
As of March 29, 2020	(188)
Provisions Charged to Operating Results	—
Account Write-off and Recoveries	34
As of June 28, 2020	(154)
Provisions Charged to Operating Results	(152)
Account Write-off and Recoveries	65
As of September 27, 2020	$(241)

6. Inventories

Inventory consisted of the following as of the periods presented:

	September 27, 2020	December 29, 2019
Eggs and inventory in transit	$6,205	$8,811
Butter	2,233	646
Packaging	1,626	1,949
Ghee	583	792
Egg Bites	249	—
Other	832	749
	$11,728	$12,947

Changes in the excess and obsolete inventory reserve for the period presented, were as follows:

Excess and obsolete inventory reserve
As of December 29, 2019	$(189)
Provisions Charged to Operating Results	(73)
Account Write-off	—
As of March 29, 2020	(262)
Provisions Charged to Operating Results	(92)
Account Write-off	—
As of June 28, 2020	(354)
Provisions Charged to Operating Results	(248)
Account Write-off	258
As of September 27, 2020	$(344)

During the 13-week periods ended September 27, 2020 and September 29, 2019, laying-hen costs amortized to cost of goods sold were approximately $65 and $132, respectively. During the 39-week periods ended September 27, 2020 and September 29, 2019, laying-hen costs amortized to cost of goods sold were approximately $304 and $410, respectively.  On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirement to determine whether write-offs for excess or obsolete inventory reserves are required.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	September 27, 2020	December 29, 2019
Land	$525	$525
Buildings and improvements	14,295	14,241
Vehicles	527	454
Machinery and equipment	11,282	6,297
Leasehold improvements	878	483
Furniture and fixtures	447	422
Construction in progress	4,570	3,396
	32,524	25,818
Less: Accumulated depreciation and amortization	(4,832)	(3,360)
Property, plant and equipment, net	$27,692	$22,458

During the 13-week periods ended September 27, 2020 and September 29, 2019, depreciation and amortization of property, plant and equipment was approximately $614 and $394, respectively. During the 39-week periods ended September 27, 2020 and September 29, 2019, depreciation and amortization of property, plant and equipment was approximately $1,568 and $1,119, respectively.

As of September 27, 2020 and December 29, 2019, machinery and equipment that was leased under capital leases and included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets was approximately $1,193 and $1,505, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	September 27, 2020	December 29, 2019
Accrued promotions and expired product chargebacks	$2,089	$2,038
Accrued grower payments	32	1,649
Accrued employee related costs	3,135	1,132
Accrued offering costs	—	385
Accrued distribution fees and freight	482	624
Accrued accounting and legal fees	585	86
Accrued marketing and commissions	294	887
Property, plant and equipment	—	964
Other	1,316	843
Accrued liabilities	$7,933	$8,608

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

Borrowings under the amended and restated Term Loan are repayable in monthly installments of principal and interest, followed by a balloon payment of all unpaid principal and accrued and unpaid interest due in July 2027. Interest on borrowings under the amended and restated Term Loan accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) LIBOR plus 3.25% or (ii) 2.25% plus the sum of the Federal Funds Open Rate plus 50 basis points and the Daily LIBOR Rate plus 100 basis points. As of September 27, 2020 and December 29, 2019 the interest rate applicable to borrowings under the amended and restated Term Loan was 3.44% and 4.64%, respectively.

The maximum borrowing capacity under the Revolving Line of Credit is $15,000.  Interest on borrowings under the Revolving Line of Credit, as well as loan advances thereunder, accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) LIBOR plus 2.25% or (ii) 1.25% plus the alternate base rate. In April 2020, all outstanding amounts under the Revolving Line of Credit were repaid. As of December 29, 2019, the interest rate applicable to borrowings under the Revolving Line of Credit was  5.75%.

The maximum borrowing capacity under the Equipment Loan is $3,000, subject to certain restrictions. Any borrowings under the Equipment Loan from October 2018 through October 2021 will be due and payable beginning the following month with 36 monthly installments of principal due through October 2022, and all accrued and unpaid interest due October 2022. Interest on borrowings under the Equipment Loan accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) LIBOR plus 3.00% or (ii) 2.00% plus the alternate base rate. In September 2020 all outstanding amounts under the Equipment Loan were repaid. As of December 29, 2019, the interest rate applicable to borrowings under the Equipment Loan as was  4.44%.

The Credit Facility is secured by all of the Company’s assets and requires the Company to maintain two financial covenants: a fixed charge coverage ratio and a leverage ratio. The Credit Facility also contains various covenants relating to limitations on indebtedness, dividends, investments and acquisitions, mergers, consolidations, the sale of properties and liens and capital expenditures. In addition, the Credit Facility imposes limitations on the Company’s ability to pay dividends or distributions on any equity interest, declare any stock splits or reclassifications of its stock, or apply any of its funds, property or assets to purchase, redeem or retire any of its equity interests or to purchase, redeem or retire any of its options to purchase any of its equity interests. As a result of the limitations contained in the Credit Facility, all of the net assets on the Company’s unaudited condensed consolidated balance sheet as of September 27, 2020 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and do not hold any assets or liabilities; therefore, these subsidiaries have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. The Credit Facility also contains other customary covenants, representations and events of default. As of September 27, 2020, the Company was in compliance with all covenants under the Credit Facility.

Debt issuance costs associated with the Credit Facility are reflected as a reduction of the carrying value of long-term debt on the Company’s unaudited condensed consolidated balance sheets and are being amortized to interest expense over the term of the Credit Facility using the effective interest method. During the 13-week periods ended September 27, 2020 and September 29, 2019, the Company recognized interest expense of $110 and $85, respectively, which includes amortization of debt issuance costs of $8 and $10, respectively. During the 39-week periods ended September 27, 2020 and September 29, 2019, the Company recognized interest expense of $365 and $250, respectively, which includes amortization of debt issuance costs of $21 and $30, respectively.

As of the periods presented, long-term debt, net of current portion, consisted of the following:

	September 27, 2020	December 29, 2019
Term Loan	$7,627	$3,245
Revolving Line of Credit	—	1,325
Equipment Loan	—	554
Less: current portion of long-term debt	(1,104)	(2,160)
Less: unamortized debt issuance costs	(43)	(68)
Long-term debt, net of current portion	$6,480	$2,896

Future principal payments for long-term debt and capital lease payments as of September 27, 2020 are as follows:

For 39-Week Period End
2020 (remaining thirteen weeks)	$397
2021	1,601
2022	6,541
Total	$8,539

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

10. Redeemable Convertible Preferred Stock

Upon the closing of the IPO in August 2020, all of the then-outstanding shares of Preferred Stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of Preferred Stock outstanding.

As of December 29, 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue 8,192,876 shares, par value $0.0001 per share, of preferred stock, of which 2,728,018 shares are designated Series B redeemable convertible preferred stock, 2,464,466 shares are designated Series C redeemable convertible preferred stock, and 3,000,392 shares are designated Series D redeemable convertible preferred stock (collectively, the “Preferred Stock”).

11. Common Stock and Common Stock Warrant

Common Stock: As of September 27, 2020, the Company’s amended and restated certificate of incorporation authorized the Company to issue 39,432,161 shares of common stock, par value $0.0001 per share.

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

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the Preferred Stock. Each share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of Preferred Stock. No cash dividends had been declared or paid during the periods presented.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	September 27, 2020	December 29, 2019
Conversion of outstanding shares of redeemable convertible preferred stock	—	8,192,876
Warrants to purchase common stock	—	196,800
Options to purchase common stock	5,712,814	5,413,064
Restricted stock units	45,000	—
Shares available for grant under the 2013 Incentive Plan	—	240,079
Shares available for grant under the 2020 Incentive Plan	7,729,892	—
Total	13,487,706	14,042,819

Common Stock Warrant: In June 2015, the Company issued a warrant to the guarantor of a line of credit agreement that was entered in 2015 and matured and was repaid in full in 2017. The guarantor was also the Company’s Chief Executive Officer. The warrant provided for the purchase of a total of 196,800 shares of the Company’s common stock at an exercise price of $1.43 per share. The warrant was scheduled to expire on the earlier of June 12, 2020 or the completion of the IPO. At the time of issuance, the Company classified the warrant as equity in its unaudited condensed consolidated balance sheets. On June 9, 2020, the guarantor exercised the warrant to purchase 196,800 shares of the Company’s common stock resulting in net proceeds of approximately $282.

12. Stock-Based Compensation

As of September 27, 2020, 7,729,892 shares were available for future grants of the Company’s common stock.

The following table summarizes the Company’s stock option activity since December 29, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 29, 2019	5,413,064	$3.73	7.3	$60,059
Granted	873,867	$21.47
Exercised	(57,280)	$2.99		$2,084
Cancelled	(516,837)	$3.76
Outstanding as of September 27, 2020	5,712,814	$6.32	6.9	$188,801
Options exercisable as of September 27, 2020	2,634,469	$2.54	5.0	$97,029
Options vested and expected to vest as of September 27, 2020	5,712,814	$6.32	6.9	$188,801

The fair value of shares vested during the 13-week period and the 39-week period ended September 27, 2020 was $984 and $1,442, respectively.

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted its 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by its stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan is 8,595,871 shares, which is the sum of (i) 3,000,000 new shares, plus (ii) the number of shares available for the grant of new awards under the 2013 Incentive Plan at July 30, 2020, plus (iii) the number of shares subject to outstanding stock awards granted under the 2013 Incentive Plan and that, following the July 30, 2020, terminate, expire or are otherwise forfeited, reacquired or withheld. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. Pursuant to the 2020 Incentive Plan, the Company’s board of directors granted stock options to purchase an aggregate of 820,979 shares of common stock to executive officers and employees with an exercise price of $22.00 per share.

Employee Stock Purchase Plan: In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s board of directors. The Company’s board of directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2020 ESPP during a specific offering period. As of September 27, 2020, no offerings have been approved.

During the 13-week periods ended September 27, 2020 and September 29, 2019, the Company recognized stock-based compensation expense of $737 and $290, respectively. During the 39-week periods ended September 27, 2020 and September 29, 2019, the Company recognized stock-based compensation expense of $1,481 and $576, respectively. The Company records stock-based compensation expense in selling, general and administrative expenses.

As of September 27, 2020, total unrecognized stock-based compensation expense related to unvested stock options was $11,037, which is expected to be recognized over a weighted-average period of 2.1 years.

13. Income Taxes

The Company’s effective tax rate for the 13-week periods ended September 27, 2020 and September 29, 2019 was approximately 27% and 28%, respectively. The Company’s effective tax rate for the 39-week periods ended September 27, 2020 and

September 29, 2019 was approximately 31% and 27%, respectively. The effective tax rates differ from the federal statutory rate of 21% principally as a result of non-deductible expenses, partially offset by the enhanced food donation tax deduction for both the 39-week periods ended September 27, 2020 and September 29, 2019.

14. Net Income Per Share

Basic and diluted net income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	September 27, 2020	September 29, 2019
Numerator:
Net income	$1,662	$823
Less: Net income (loss) attributable to noncontrolling interests	(15)	(6)
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$1,677	$829
Denominator:
Weighted average common shares outstanding — basic	34,044,994	25,929,923
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	5,066,024	3,171,785
Effect of potentially dilutive common stock warrants	—	177,822
Effect of potentially dilutive redeemable convertible preferred stock	—	8,192,876
Weighted average common shares outstanding — diluted	39,111,018	37,472,406
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.05	$0.03
Diluted	$0.04	$0.02

	39-Weeks Ended
	September 27, 2020	September 29, 2019
Numerator:
Net income	$9,531	$7,636
Less: Net (loss) income attributable to noncontrolling interests	(54)	950
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$9,585	$6,686
Denominator:
Weighted average common shares outstanding — basic	28,664,914	26,197,567
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	4,482,401	2,405,387
Effect of potentially dilutive common stock warrants	128,587	163,677
Effect of potentially dilutive redeemable convertible preferred stock	—	8,192,876
Weighted average common shares outstanding — diluted	33,275,902	36,959,507
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.33	$0.26
Diluted	$0.29	$0.18

For the 13-week periods ended September 27, 2020 and September 29, 2019, options to purchase 45,000 shares of common stock and 0 shares of common stock, respectively, were excluded from the computation of diluted net income per share attributable to Vital Farms Inc. common stockholders because including them would have been antidilutive.  For the 39-week periods ended September 27, 2020 and September 29, 2019, options to purchase 881,969 shares of common stock and 0 shares of common stock, respectively, were excluded from the computation of diluted net income per share attributable to Vital Farms Inc. common stockholders because including them would have been antidilutive.

15. Commitments and Contingencies

Operating Leases: As of September 27, 2020, the Company was leasing 9,082 square feet of office space and parking spaces in Austin, Texas. The lease expires in April 2026. The Company has the option to extend the lease agreement for successive periods of up to five years. The monthly lease payments, which include base rent charges of $19, are subject to periodic rent increases through April 2026.

As of September 27, 2020, the Company was leasing warehouse space in Webb City, Missouri for 5,000 rentable pallet spaces. The Company has the option to exceed the 5,000 pallet spaces through December 31, 2021, the amended lease expiration date. The monthly lease payments include base rent charges of $55.

As September 27, 2020, the Company was leasing warehouse space in Springfield, Missouri for 3,750 rentable pallet spaces. The Company has the option to exceed the 3,750 pallet spaces through September 30, 2023, the lease expiration date. The monthly lease payments, which include base rent charges of $85, are subject to periodic rent increases through September 2023.

The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. During the 13-week periods ended September 27, 2020 and September 29, 2019, the Company recognized rent expense, including associated common area maintenance charges, of $109 and $93, respectively. During the 39-week periods ended September 27, 2020 and September 29, 2019, the Company recognized rent expense, including associated common area maintenance charges, of $331 and $255, respectively.

As of September 27, 2020, future minimum lease payments under noncancelable operating leases are as follows:

2020 (remaining twenty-six weeks)	$494
2021	1,989
2022	1,362
2023	1,121
2024	329
Thereafter	454
Total	$5,749

Supplier Contracts: The Company purchases its egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent upon the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts. In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 840, Leases. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. As total purchase commitments contained in these arrangements are variable, the amounts attributable to the lease components are contingent rentals; there are no minimum lease payments associated with these long-term supply contracts. As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase costs of eggs, which includes costs associated with the eggs and the corresponding costs of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers. During the 13-week periods ended September 27, 2020 and September 29, 2019, the Company recognized total costs associated with its long-term supply contracts with farms of $22,341 and $13,770, respectively. During the 39-week periods ended September 27, 2020 and September 29, 2019, the Company recognized total costs associated with its long-term supply contracts with farms of $41,527 and $36,810, respectively.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 27, 2020, the Company has not incurred any material costs as a result of such indemnifications.

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

In August 2020, the remaining $800 of the promissory notes were repaid. During the 13-week periods ended September 27, 2020 and September 29, 2019, the Company recorded interest income of $10 and $45, respectively, in connection with the promissory notes. During the 39-week periods ended September 27, 2020 and September 29, 2019, the Company recorded interest income of $24 and $140, respectively, in connection with the promissory notes.

Manna Tree Partners: In March 2019 and April 2019, the Company issued and sold an aggregate of 2,815,012 shares of common stock at a purchase price of $5.3286 per share, for an aggregate purchase price of $15,000, to entities associated with Manna Tree Partners. The co-founder and chief operating officer of Manna Tree Partners is a member of the Company’s board of directors.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. (“Sandpebble”) for project management and related services associated with the construction and expansion of Egg Central Station. The owner and principal of Sandpebble is the father of an executive of the Company. In connection with the services described above, the Company paid Sandpebble $178 and $110 during the 13-week periods ended September 27, 2020 and September 29, 2019, respectively, and $541 and $347 during the 39-week periods ended September 27, 2020 and September 29, 2019, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets.

17. Subsequent Events

In October 2020, the Company reinvested IPO proceeds of $70 million into an investment account with PNC Bank.

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

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs, which sell for as much as three times the price of commodity eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at The Kroger Co., or Kroger, Sprouts Farmers Market, or Spouts, Target Corporation and Whole Foods, and we also sell our pasture-raised products at Albertsons Companies, Inc., Publix Super Markets, Inc. and Walmart Inc. We offer 23 retail SKUs through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and, in the medium- to long-term, foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 82,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing three million eggs per day and has achieved Safe Quality Food, or SQF, Level 3 certification, the highest level of such certification from the Global Food Safety Initiative. In addition, Egg Central Station is the only egg facility, and we are one of only six companies, globally to have received the SQF Institute, or SQFI, Select Site certification. Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as US Foods, Inc., or US Foods, and KeHE Distributors, LLC, or KeHE, which purchase, store, sell and deliver our products to Whole Foods and Sprouts, respectively.  In the 13-week periods ended September 27, 2020 and September 29, 2019, United Natural Foods, Inc., or UNFI (which was Whole Foods’ distributor through March 2020), accounted for approximately 8% and 34% of our net revenue, respectively, US Foods (which became Whole Foods’ distributor in April 2020) accounted for approximately 22% and 0% of our net revenue, respectively, and KeHE accounted for approximately 11% and 10% of our net revenue, respectively. In the 39-week periods ended September 27, 2020 and September 29, 2019, UNFI (which was Whole Foods’ distributor through March 2020) accounted for approximately 16% and 35% of our net revenue, respectively, US Foods accounted for approximately 15% and 0% of our net revenue, respectively, and KeHE accounted for approximately 11% and 11% of our net revenue, respectively. We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers.

We have experienced consistent sales growth. We had net revenue of $53.4 million and $34.1 million, net income of $1.7 million and $0.8 million, and Adjusted EBITDA of $3.7 million and $1.9 million in the 13-week periods ended September 27, 2020 and September 29, 2019, respectively. We had net revenue of $160.3 million and $99.3 million, net income of $9.6 million and $6.7 million, and Adjusted EBITDA of $16.9 million and $11.1 million in the 39-week periods ended September 27, 2020 and September 29, 2019, respectively. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

On August 4, 2020, we completed our initial public offering, or IPO, of 10,699,573 shares of common stock at an offering price of $22.00 per share.  We issued and sold 5,040,323 shares of common stock and the selling stockholders identified in the Prospectus sold 5,659,250 shares of common stock, including 1,395,596 shares of common stock sold by the selling stockholders pursuant to the underwriters’ exercise in full of their option to purchase additional shares. We received gross proceeds of approximately $110.9 million before deducting underwriting discounts, commissions and offering related transaction costs; we did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of our then-outstanding shares of redeemable convertible preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding. The condensed consolidated financial statements as of September 27, 2020, including share and per share amounts, include the effects of the IPO.

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic in the 13-week period and 39-week period ended September 27, 2020, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business and our stakeholders, comprised of farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders. While we are not experiencing material adverse impacts at this time, given the global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, the majority of our crew members at our headquarters transitioned to working remotely.

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

Corporate Development

With cash and cash equivalents of $112.6 million as of September 27, 2020 and access to additional funds as a result of our IPO and under our credit facility agreement with PNC Bank, National Association, or Credit Facility, we anticipate having sufficient liquidity to make investments in our business this fiscal year in support of our long-term growth strategy. Our IPO, which was completed on August 4, 2020, resulted in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents as of September 27, 2020, together with cash provided by our operating activities, proceeds from our IPO and proceeds from borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station. We may be required to seek additional equity or debt financing. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations.

Other Financial and Corporate Impacts

We believe recent increases in our net revenue have been driven in part by the impact of stay at home trends associated with COVID-19 whereby consumers increase their purchases of staples such as eggs and butter. During the 8-week period ended April 19, 2020, a period we refer to as the “stock-up” period, approximately 440,000 households purchased Vital Farm eggs that had not previously purchased them during the year prior to this period. In the following 20-week period ended September 6, 2020, 30% of these new households made a repeat purchase. Of these new households making a repeat purchase, 72% purchased Vital Farms eggs multiple times. Approximately 680,000 households that had purchased Vital Farms eggs during the prior year also purchased Vital

Farms eggs during the stock-up period. In the following 20-week period ended September 6, 2020, 70% of these retained households made a repeat purchase. Of these retained households making a purchase, 69% purchased Vital Farms eggs multiple times. Additionally, we believe that COVID-19 has accelerated the demand for e-commerce options in the retail channel. For example, our online fresh grocery sales at a key retailer have increased 342% during the 24 weeks ended September 5, 2020 compared to the same time period a year ago and as compared to an increase of 67% for retail sales overall for that same period; our “click & collect” sales at one national brick and mortar retailer have increased 246% over the 26 weeks ended August 28, 2020 compared to the same time period a year ago and as compared to an increase of 69% for retail sales overall for that same period; and our last mile delivery sales at a key partner have increased 206% year to date through the week ended September 11, 2020 compared to the same time period a year ago and as compared to an increase of 59% for retail sales overall for that same period. We anticipate that our performance will be affected by the duration of COVID-19’s impact on stay at home trends, and we do not have certainty that these trends will continue. Our net revenue may be more variable as a result.

The extent to which COVID-19 impacts our ability to expand our household penetration, grow within the retail channel and execute on our corporate development objectives will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for certain portions of our business, or for our business partners, are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the fiscal year. Additionally, while the transition of the majority of our headquarters crew members to remote working in March 2020 has not materially disrupted our business operations, our financial close or reporting processes or the functioning of our internal controls, we are continuing to monitor these processes and may need to adjust them in the future as a result of the fluid nature of the COVID-19 pandemic and its impact on our operations.

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

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 98%, while the household penetration for our pasture-raised shell eggs is approximately 3.6%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the ethical value and the attractive attributes of pasture-raised food, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 27% and 29% of our retail sales for the 13-week periods ended September 27, 2020 and September 29, 2019, respectively, and Sprouts accounted for approximately 7% and 7% of our retail sales for the 13-week periods ended September 27, 2020 and September 29, 2019, respectively. Further, Whole Foods accounted for approximately 28% and 30% of our retail sales for the 39-week periods ended September 27, 2020 and September 29, 2019, respectively, and Sprouts accounted for approximately 7% and 8% of our retail sales for the 39-week periods ended September 27, 2020 and September 29, 2019, respectively.

As of September 2020, there are more than 16,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is a significant opportunity to expand sales of our products in the foodservice channel in the medium- to long-term. In the 13-week period ended September 27, 2020, the foodservice channel accounted for approximately 1% of our net revenue, and in 39-week period ended September 27, 2020, the foodservice channel accounted for approximately 1% of our net revenue. Our brand has a differentiated value proposition with consumers, who we believe are increasingly demanding ethically produced ingredients when they eat outside of the home. We believe that more consumers will look for our products on menus, particularly with foodservice partners whose values are aligned with our own, and that on-menu branding of our products as ingredients in popular meals and menu items will drive traffic and purchases in the foodservice channel. We also believe that branded foodservice offerings will further help drive consumer awareness of our brand and purchase rates of our products in the retail channel. One example of our successful foodservice programs is with Tacodeli LLC, a popular chain based in Austin, Texas, which sells breakfast tacos made exclusively with our pasture-raised shell eggs across 11 restaurant locations and more than 60 points of distribution, such as coffee shops and farmers market stands, across Texas. We also believe there is significant additional opportunity in micro-markets, corporate offices, the hospitality industry, and colleges and universities in the medium- to long-term. We intend to continue to invest in relationships with foodservice operators, including to support joint marketing and advertising of our products. Expansion in this channel will depend on the health of the foodservice industry generally and on our ability to successfully partner with foodservice operators in a manner that leverages and reinforces our value proposition with consumers.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We launched pasture-raised hard-boiled eggs in 2018, pasture-raised ghee and liquid whole eggs in 2019 and egg bites in August 2020, and we believe there is opportunity to expand in the future into the refrigerated value-added dairy category, among others. Eggs generated $49.3 million, or approximately 92%, of net revenue in the 13-week period ended September 27, 2020, and $147.7 million, or approximately 92%, of net revenue in the 39-week period ended September 27, 2020. We expect eggs will be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Gross Profit and Gross Margin

Gross profit consists of our net revenue less costs of goods sold. Gross profit was $18.4 million and gross margin was 34% in the 13-week period ended September 27, 2020, and gross profit was $56.9 million and gross margin was 35% in the 39-week period ended September 27, 2020. Gross profit and gross margin have been benefited by in-sourcing egg processing through Egg Central Station, which was completed in September 2017.

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

The results of operations data for the 13-week periods and 39-week periods ended September 27, 2020 and September 29, 2019 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The following table sets forth our results of operations for the quarters and periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(in thousands)
Net revenue	$53,367	$34,082	$160,287	$99,312
Cost of goods sold	35,017	23,484	103,384	66,208
Gross profit	18,350	10,598	56,903	33,104
Operating expenses:
Selling, general and administrative[1]	12,185	7,069	31,832	16,991
Shipping and distribution	3,752	2,345	10,693	6,757
Total operating expenses	15,937	9,414	42,525	23,748
Income from operations	2,413	1,184	14,378	9,356
Other (expense) income, net:
Interest expense	(110)	(85)	(365)	(250)
Other (expense) income, net	(21)	47	(182)	1,369
Total other (expense) income, net	(131)	(38)	(547)	1,119
Net income before income taxes	2,282	1,146	13,831	10,475
Provision for income taxes	620	323	4,300	2,839
Net income	1,662	823	9,531	7,636
Less: Net (loss) income attributable to noncontrolling interests	(15)	(6)	(54)	950
Net income attributable to Vital Farms, Inc. common stockholders	$1,677	$829	$9,585	$6,686

(1)

Includes stock-based compensation expense of $737 and $290 for the 13-week periods ended September 27, 2020 and September 29, 2019, respectively, and $1,481 and $576 for the 39-week periods ended September 27, 2020 and September 29, 2019, respectively.

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

Comparison of the 13-Weeks Ended September 27, 2020 and September 29, 2019

	13-Weeks Ended
	September 27, 2020		September 29, 2019
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$53,367	100%	$34,082	100%
Cost of goods sold	35,017	66%	23,484	69%
Gross profit	18,350	34%	10,598	31%
Operating expenses:
Selling, general and administrative	12,185	23%	7,069	21%
Shipping and distribution	3,752	7%	2,345	7%
Total operating expenses	15,937	30%	9,414	28%
Income from operations	2,413	5%	1,184	3%
Other expense, net:
Interest expense	(110)	—	(85)	—
Other (expense) income, net	(21)	—	47	—
Total other expense, net	(131)	—	(38)	—
Net income before income taxes	2,282	4%	1,146	3%
Provision for income taxes	620	1%	323	1%
Net income	$1,662	3%	$823	2%

Net Revenue

	13-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Net revenue	$53,367	$34,082	$19,285	57%

Net revenue was $53.4 million for the 13-week period ended September 27, 2020 as compared to $34.1 million for the 13-week period ended September 29, 2019. The increase of $19.3 million, or 57%, was primarily driven by an increase in gross egg sales of $21.7 million, an increase in gross butter sales of $0.8 million, and an increase in gross ghee sales of $0.1 million. The increases were partially offset by an increase of $3.3 million of sales incentives offered to customers as our volume has grown. The increases in egg sales and butter sales were primarily due to volume increases to our distributors, including as a result of trends associated with COVID-19 whereby consumers increased their purchases of staples of eggs and butter, a higher turnover rate of sales to our retail customers, and new distribution at new and existing customers. We do not have certainty that any COVID-19 trends will continue. Net revenue from sales through our retail channel was $52.3 million and $33.2 million for the 13-week periods ended September 27, 2020 and September 29, 2019, respectively, net revenue from sales through our foodservice channel was $0.6 million and $0.8 million for the 13-week periods ended September 27, 2020 and September 29, 2019, respectively, and net revenue from sales to wholesalers and egg breaking plants was $0.4 million and $0.1 million for the 13-week periods ended September 27, 2020 and September 29, 2019, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Gross profit	$18,350	$10,598	$7,752	73%
Gross margin	34%	31%

Gross profit was $18.4 million and gross margin was 34% for the 13-week period ended September 27, 2020 as compared to gross profit of $10.6 million and gross margin of 31% for the 13-week period ended September 29, 2019. The increase in gross profit of $7.8 million, or 73%, was primarily driven by higher net revenue.

Gross margin increased 330 basis points to 34% for the 13-week period ended September 27, 2020 as compared to 31% for the 13-week period ended September 29, 2019. The increase in gross margin was primarily driven by:

•	lower material costs for eggs and butter; and
•	volume leverage over direct labor and overhead costs.

These factors, which contributed to an increase in gross margin, were partially offset by an increase in promotional spending and other material costs.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Selling, general and administrative	$12,185	$7,069	$5,116	72%
Percentage of net revenue	23%	21%

Selling, general and administrative expenses increased by $5.1 million, or 72%, to $12.2 million for the 13-week period ended September 27, 2020 as compared to $7.1 million for the 13-week period ended September 29, 2019. Selling, general, and administrative expenses as a percent of net sales increased to 23% for the 13-week period ended September 27, 2020, compared to 21% for the 13-week period ended September 29, 2019. The increase in selling, general and administrative expenses was primarily driven by:

•	an increase of $2.7 million in employee-related costs driven by an overall increase in employee headcount to support our operations;
•	an increase of $1.5 million in professional fees and commercial insurance costs due in part to our status as a newly public company; and
•

an increase of $0.3 million in marketing programs and associated expenses, and commission payments made to third parties that sell our products to customers, related to our continued investment in brand marketing and direct advertising.

Shipping and Distribution

	13-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Shipping and distribution	$3,752	$2,345	$1,407	60%
Percentage of net revenue	7%	7%

Shipping and distribution expenses were $3.8 million for the 13-week period ended September 27, 2020 as compared to $2.3 million for the 13-week period ended September 29, 2019. The increase of $1.4 million, or 60%, was primarily driven by an increase in sales volume that resulted in increased costs related to third-party freight for our products.

Other Expense, Net

	13-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Other (expense) income, net	$(21)	$47	$(68)	(145%)
Percentage of net revenue	—	—

Other expense, net was $21,000 for the 13-week period ended September 27, 2020 as compared to other income of $47,000 for the 13-week period ended September 29, 2019. The decrease of $68,000, or 145%, was primarily driven by a write off of implementation costs for software no longer in use.

Provision for Income Taxes

	13-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Provision for income taxes	$620	$323	$297	92%

Provision for income taxes was $0.6 million for the 13-week period ended September 27, 2020 as compared to $0.3 million for the 13-week period ended September 29, 2019. The increase of $0.3 million, or 92%, was primarily driven by an increase in net income before taxes.

Net Loss Attributable to Noncontrolling Interests

	13-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(15)	$(6)	$(9)	(150%)

Net loss attributable to noncontrolling interests was $15,000 for the 13-week period ended September 27, 2020 as compared to $6,000 for the 13-week period ended September 29, 2019. The increase of $9,000, or 150%, was primarily driven by an increase in research costs and accounting expenses associated with Ovabrite during the current year.

Comparison of the 39-Weeks Ended September 27, 2020 and September 29, 2019

	39-Weeks Ended
	September 27, 2020		September 29, 2019
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$160,287	100%	$99,312	100%
Cost of goods sold	103,384	64%	66,208	67%
Gross profit	56,903	36%	33,104	33%
Operating expenses:
Selling, general and administrative	31,832	20%	16,991	17%
Shipping and distribution	10,693	7%	6,757	7%
Total operating expenses	42,525	27%	23,748	24%
Income from operations	14,378	9%	9,356	9%
Other (expense) income, net:
Interest expense	(365)	—	(250)	—
Other (expense) income, net	(182)	—	1,369	1%
Total other (expense) income, net	(547)	—	1,119	1%
Net income before income taxes	13,831	9%	10,475	11%
Provision for income taxes	4,300	3%	2,839	3%
Net income	$9,531	6%	$7,636	8%

Net Revenue

	39-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Net revenue	$160,287	$99,312	$60,975	61%

Net revenue was $160.3 million for the 39-week period ended September 27, 2020 as compared to $99.3 million for the 39-week period ended September 29, 2019 The increase of $61.0 million, or 61%, was primarily driven by an increase in gross egg sales of $63.0 million. The increases were partially offset by an increase of $6.0 million of sales incentives offered to our customers as our volume has grown. The $6.0 million of sales incentives includes a reduction of $0.6 million of incentive settled in 2020 that related to a prior year’s gross sales. The increases in egg sales and butter sales were primarily due to volume increases to our distributors, including as a result of continued trends associated with COVID-19 whereby consumers increased their purchases of staples of eggs and butter, a higher turnover rate of sales to our retail customers, and new distribution at new and existing customers. We do not have certainty that any COVID-19 trends will continue. Net revenue from sales through our retail channel was $157.9 million and $97.1 million for the 39-week period ending September 27, 2020 and September 29, 2019, respectively, and net revenue of sales through our foodservice channel was $2.3 million and $2.2 million for the 39-week period ending September 27, 2020 and September 29, 2019, respectively.

Gross Profit and Gross Margin

	39-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Gross profit	$56,903	$33,104	$23,799	72%
Gross margin	36%	33%		2%

Gross profit was $56.9 million and gross margin was 36% for the 39-week period ended September 27, 2020 as compared to gross profit of $33.1 million and gross margin of 33% for the 39-week period ended September 29, 2019.  The increase in gross profit of $23.8 million, or 72%, was primarily driven by an increase in net revenue.

Gross margin increased 220 basis points for the 39-week period ended September 27, 2020 as compared to the 39-week period ended September 29, 2019. The increase in gross margin was primarily driven by the following:

•	lower material costs for eggs and butter; and
•	volume leverage over direct labor and overhead costs.

These factors, which contributed to an increase in gross margin, were partially offset by an increase in other material costs.

Operating Expenses

Selling, General and Administrative

	39-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Selling, general and administrative	$31,832	$16,991	$14,841	87%
Percentage of net revenue	20%	17%

Selling, general and administrative expenses increased by $14.8 million, or 87%, to $31.8 million for the 39-week period ended September 27, 2020 as compared to $17.0 million for the 39-week period ended September 29, 2019. Selling, general, and administrative expenses as a percent of net sales increased to 20% for the 39-week period ended September 27, 2020, compared to 17% for the 39-week period ended September 29, 2019. The increase in selling, general, and administrative expenses was primarily driven by:

•	an increase of $6.6 million in employee-related costs driven by an overall increase in employee headcount to support our operations and structure as a newly public company;
•

an increase of $3.0 million in marketing programs and associated expenses, and commission payments made to third parties that sell our products to customers, related to our continued investment in brand marketing and direct advertising;

•	an increase of $2.1 million in professional fees and commercial insurance costs due in part to our status as a newly public company; and
•	increased corporate development costs and one-time expenses of $1.4 million associated with our accounting and legal functions in connection with our IPO.

Shipping and Distribution

	39-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Shipping and distribution	$10,693	$6,757	$3,936	58%
Percentage of net revenue	7%	7%

Shipping and distribution expenses were $10.7 million for the 39-week period ended September 27, 2020 as compared to $6.8 million for the 39-week period ended September 29, 2019. The increase of $3.9 million, or 58%, was primarily driven by an increase in sales volume that resulted in increased costs related to third-party freight for our products.

Other (Expense) Income, Net

	39-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Other (expense) income, net	$(182)	$1,369	$(1,551)	(113)%
Percentage of net revenue	—	1%

Other expense, net was $0.2 million for the 39-week period ended September 27, 2020 as compared to other income, net of $1.4 million for the 39-week period ended September 29, 2019. The decrease of $1.6 million in other income, net, or 113%, was primarily due to a one-time January 2019 gain of $1.2 million in connection with the settlement of claims made pursuant to a lawsuit in which Ovabrite was the defendant and a countersuit in which Ovabrite was the plaintiff.  The remaining $0.4 million increase in other expense, net was primarily due to a write off of implementation costs for software no longer in use.

Provision for Income Taxes

	39-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Provision for income taxes	$4,300	$2,839	$1,461	51%

Provision for income taxes was $4.3 million for the 39-week period ended September 27, 2020 as compared to $2.8 million for the 39-week period ended September 29, 2019. The increase of $1.5 million, or 51%, was primarily driven by an increase in net income before taxes.

Net (Loss) Income Attributable to Noncontrolling Interests

	39-Weeks Ended
	September 27, 2020	September 29, 2019	$ Change	% Change
	(in thousands)
Net (loss) income attributable to noncontrolling interests	$(54)	$950	$(1,004)	(106)%

Net loss attributable to noncontrolling interests was $54,000 for the 39-week period ended September 27, 2020 as compared to net income attributable to noncontrolling interests of $1.0 million for the 39-week period ended September 29, 2019. The increase of $1.0 million in net loss attributable to noncontrolling interests, or 106%, was primarily driven by the settlement of the Ovabrite lawsuit in January 2019.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $1.7 million the 13-week period ended September 27, 2020, net income of $9.6 million for the 39-week period ended September 27, 2020, and retained earnings of $14.8 million as of September 27, 2020. We completed our IPO on August 4, 2020 resulting in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents, together with cash provided by our operating activities, proceeds from our IPO and proceeds from borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station. We may be required to seek additional equity or debt financing. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and financial condition.

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

Borrowings under the amended and restated term loan are repayable in monthly installments of principal and interest, followed by a balloon payment of all unpaid principal and accrued and unpaid interest due July 2027. Interest on borrowings under the amended and restated term loan accrues at a rate, at our election at the time of borrowing, equal to (i) LIBOR plus 3.25% or (ii) 2.25% plus the sum of the Federal Funds Open Rate plus 50 basis points and the Daily LIBOR Rate plus 100 basis points.  As of September 27, 2020, there was $7.6 million outstanding under the amended and restated term loan and the interest rate applicable to borrowings under the amended and restated term loan was 3.44%.

The maximum borrowing capacity under the revolving line of credit is $15.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrues at a rate, at our election at the time of borrowing, equal to (i) LIBOR plus 2.25% or (ii) 1.25% plus the alternate base rate. In April 2020, all outstanding amounts under the Revolving Line of Credit were repaid and the interest rate applicable to borrowings under the revolving line of credit was 4.5%.

The maximum borrowing capacity under the equipment loan is $3.0 million, subject to certain restrictions. Any borrowings under the equipment loan from October 2018 through October 2021 will be due and payable beginning the following month with 36 monthly installments of principal due through October 2022, and all accrued and unpaid interest due October 2022. Interest on borrowings under the equipment loan accrues at a rate, at our election at the time of borrowing, equal to (i) LIBOR plus 3.00% or (ii) 2.00% plus the alternate base rate. In September 2020, all outstanding amounts under the Equipment Loan were repaid using cash provided by operations.

In July 2020, we entered into the Seventh Amendment to our Credit Facility, which we refer to as the Seventh Amendment Loan. The Seventh Amendment Loan amended the Credit Facility to modify various definitions and terms in anticipation of our IPO.

The Credit Facility is secured by all of our assets and requires us to maintain two financial covenants: a fixed charge coverage ratio and a leverage ratio. The Credit Facility also contains various covenants relating to limitations on indebtedness, investments and acquisitions, mergers, consolidations, the sale of properties and liens and capital expenditures. In addition, the Credit Facility imposes limitations on our ability to pay dividends or distributions on any equity interests, declare any stock splits or reclassifications of our stock, apply any of our funds, property or assets to purchase, redeem or retire any of our equity interests, or to purchase, redeem or retire any of our options to purchase any of our equity interests. As a result of the limitations contained in the Credit Facility, all of the net assets on our unaudited condensed consolidated balance sheet as of September 27, 2020 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default. As of September 27, 2020, we were in compliance with all covenants under the Credit Facility. See “Long-Term Debt” in Note 9 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 39-week periods indicated:

	39-Weeks Ended
	September 27, 2020	September 29, 2019
	(in thousands)
Net cash provided by operating activities	$15,043	$102
Net cash used in investing activities	(5,882)	(7,089)
Net cash provided by (used in) financing activities	102,184	(1,118)
Net increase (decrease) in cash and cash equivalents	$111,345	$(8,105)

Operating Activities

Net cash provided by operating activities was $15.0 million in the 39-week period ended September 27, 2020 and was primarily driven by net income of $9.6 million, total non-cash items of $4.4 million, and a decrease in net working capital items of $1.1 million.  Non-cash items primarily consisted of depreciation and amortization of $1.6 million, non-cash stock-based compensation expense of $1.5 million and deferred income taxes of $1.4 million.  The change in net working capital items was primarily due to a $1.1 million decrease in inventory resulting from shipments outpacing farm egg production during the initial phase of the COVID-19 pandemic, a $2.2 million increase in accounts payable, a $1.3 million decrease in income taxes receivable, a $0.4 million increase in income taxes payable, partially offset by a $2.0 million increase in prepaids and other current assets, a $1.4 million decrease in accounts receivable, and a $0.5 million decrease in accrued liabilities.

Net cash provided by operating activities was $0.1 million in the 39-week period ended September 29, 2019 and was primarily driven by net income of $6.7 million, total non-cash items of $1.5 million, and an increase in net working capital items of $9.1 million.  Non-cash items primarily consisted of depreciation and amortization of $1.1 million and non-cash stock-based compensation expense of $0.6 million.  The change in net working capital items was primarily due to a $9.5 million increase in inventory driven by higher egg inventory levels, a $3.3 million increase in accounts receivable, partially offset by a $1.0 million increase in accrued liabilities, a $0.7 million increase in income taxes payable, and a $1.9 million increase in accounts payable.

Investing Activities

For the 39-week period ended September 27, 2020, net cash used in investing activities was $5.9 million resulting primarily from $6.7 million of purchases of property, plant and equipment used in ongoing operations, offset by $0.8 million received from notes receivable from related parties.

For the 39-week period ended September 29, 2019, net cash used in investing activities was $7.1 million resulting from notes receivable provided to related parties of $4.0 million and purchases of property, plant and equipment used in ongoing operations of $3.1 million.

Financing Activities

For the 39-week period ended September 27, 2020, net cash provided by financing activities was $102.2 million which primarily consisted of proceeds of $99.7 million from net proceeds from the issuance of common stock from our IPO, $6.5 million from borrowings under the Credit Facility, $0.3 million from the exercise of warrants and proceeds of $0.2 million from the exercise of stock options, partially offset by $3.3 million of repayments under our Credit Facility, $0.6 million of repayments of our term loan, and $0.3 million of repayments of our capital lease obligations.

For the 39-week period ended September 29, 2019, net cash used in financing activities was $1.1 million, which primarily consisted of $14.1 million of net proceeds from our issuance of common stock to Manna Tree Partners, and proceeds of $0.2 million from the exercise of stock options, partially offset by our repurchase of common stock of $14.3 million, $0.5 million of principal repayments in association with our Credit Facility, $0.3 million of deferred royalty payments related to our 2014 acquisition of certain assets of Heartland Eggs, $0.5 million of repayments of our term loan, and $0.3 million of principal payments under our capital lease obligations.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the quarters and periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(in thousands)
Net income	$1,662	$823	$9,531	$7,636
Depreciation and amortization	614	370	1,568	1,119
Provision for income tax	620	323	4,300	2,839
Stock-based compensation expense	737	290	1,481	576
Interest expense	110	85	365	250
Change in fair value of contingent consideration (1)	8	15	(342)	53
Interest income	(10)	(45)	(24)	(140)
Net litigation settlement gain (2)	—	—	(20)	(1,200)
Adjusted EBITDA	$3,741	$1,861	$16,859	$11,133

(1)	Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs
(2)	For the 39-week period ended September 29, 2019, amount reflects a gain in connection with the settlement of the Ovabrite lawsuit.

Contractual Obligations and Commitments

There have been no material changes during the 13-week period ended September 27, 2020 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Prospectus other than the following:

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 29, 2019, and the notes thereto, which are included in the Prospectus. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report, there have been no material changes to our significant accounting policies during the 39-week period ended September 27, 2020.

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

Raw Materials Pricing Risk

The packaging materials used for our products include cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard. These raw materials are subject to price fluctuations that may create price risk. A hypothetical 10% increase or decrease in the weighted-average cost of these raw materials as of September 27, 2020 would have resulted in an increase or decrease to cost of sales for the 39-week period ended September 27, 2020 of approximately $1.2 million. We seek to mitigate the impact of raw materials cost increases by negotiating pricing agreements. We strive to offset the impact of raw materials cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Ingredient Risk

We source our pasture-raised eggs and milk for our products from our network of small family farms. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 99% of the laying hens in our network of family farms as of September 27, 2020, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Under the remainder of our contracts, we are directly responsible for purchasing feed. Either type of contract subjects us to risk of price fluctuations in feed ingredients, primarily consisting of corn and soy. We do not attempt to hedge against fluctuations in the prices of these ingredients by using future, forward, option or other derivative instruments. A hypothetical 10% increase or decrease in the weighted-average cost of these ingredients as of September 27, 2020 would have resulted in an increase or decrease to cost of sales for the 39-week period ended September 27, 2020 of approximately $2.6 million. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Facility. See the section titled “—Liquidity and Capital Resources—Credit Facility” above. Based on the average interest rate on the instruments under the Credit Facility during the 39-week period ended September 27, 2020, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for 39-week period ended September 27, 2020.

Our interest-earning instruments also carry a degree of interest rate risk. As of September 27, 2020, we had cash and cash equivalents of $112.6 million.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. We purchase certain equipment from foreign countries, and the cost related to this equipment is denominated in the currency of the applicable country. Additionally, to the extent our sourcing strategy changes or we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations for the 39-week period ended September 27, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Risks Related to Our Growth and Capital Requirements

Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased to $160.3 million in the 39-week period ended September 27, 2020 from $99.3 million in the 39-week period ended September 29, 2019, and increased to $140.7 million in fiscal 2019 from $106.7 million in fiscal 2018 and $74.0 million in fiscal 2017. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

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

For the 39-week periods ended September 27, 2020 and September 29, 2019, we generated net income of $9.6 and $6.7, respectively. For the fiscal years ended December 29, 2019 and December 30, 2018, we generated net income of $3.3 million and $5.6 million, respectively. However, we have experienced net losses in prior years, including a net loss of $2.1 million in fiscal

2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our expansion efforts may prove more expensive than we anticipate (including as a result of increases in equipment prices, which may be due to actual or threatened disruptions in our equipment supply chain relating to public health pandemics, such as COVID-19, trade wars or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our egg processing facility, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing our innovative products and marketing the products we offer. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We also expect to incur significant additional legal, accounting and other expenses as a public company that we did not incur as a private company. If we fail to continue to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

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

A key element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. There can be no assurance that we will successfully develop and market new products that appeal to consumers. For example, prior to our launch of egg bites in August 2020, it took us longer than expected to finalize the packaging of this new product line, which impacted the timing of our product launch at certain retailers. Any failure to develop, market and launch future products may lead to a decrease in our growth, sales and profitability.

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

Risks Related to Our Business, Our Brand, Our Products and Our Industry

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

Pasture-raised shell eggs accounted for approximately 89% and 90% of our net revenue in the 39-week periods ended September 27, 2020 and September 29, 2019, respectively. Pasture-raised shell eggs accounted for approximately 90%, 92% and 94% of our net revenue in fiscal 2019, 2018 and 2017, respectively. Pasture-raised shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of pasture-raised shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of pasture-raised shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our pasture-raised shell eggs could have an adverse effect on our business, financial condition and results of operations.

Fluctuations in commodity prices and in the availability of feed grains could negatively impact our results of operations and financial condition.

The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 99% of the laying hens in our network of family farms as of September 27, 2020, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Additionally, for our integrator contracts, which account for the remaining 1% of laying hens in our network, we are directly responsible for purchasing and providing feed supply to the farmer. Therefore, our results of operations and financial condition, including our gross margin and profitability, fluctuate based on the cost and supply of commodities, including corn, soybean meal and other feed ingredients. Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the U.S. and internationally. For example, the severe drought in the summer of 2012 and resulting damage to corn and soybean crops resulted in high and volatile feed costs. We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased commodity costs due to consumer price sensitivity, or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher costs, we could experience lower demand for our products and lower sales volumes. Over time, if we are unable to price our products to cover increased costs, unable to offset operating cost increases with continuous improvement savings or unsuccessful in any commodity-hedging program, then commodity price volatility or increases could adversely affect our business, financial condition and results of operations.

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

We source our pasture-raised eggs and milk for our products from our network of small family farms, which is the foundation of our supply chain. If we are unable to maintain and expand this supply chain because of actions taken by farmers or other events outside of our control, we may be unable to timely supply distributors and customers with our products, which could lead to cancellation of purchase orders, damage to our commercial relationships and impairment of our brand. For example, we require these farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms would impair their ability to partner with us. If our relationship with these farmers is disrupted, we may not be able to fully recover our investments in birds and feed, which would negatively impact our operating results. There are a number of factors that could impair our relationship with farmers, many of which are outside of our control. For example, while we strive to operate our business in a manner that drives long-term and sustainable benefits for our stakeholders, including farmers, we may make strategic decisions that the farmers do not believe align with their interests or values, which could cause the farmers to terminate their relationships with us. Additionally, our network of small family farms is in a geographic region we refer to as the Pasture Belt, which is a term we use that refers to the U.S. region, including Arkansas and Georgia, and portions of Alabama, Illinois, Kansas, Kentucky, Mississippi, Missouri, Oklahoma, North Carolina, South Carolina, Tennessee and Texas, where pasture-raised eggs can be produced year-round. The occurrence of a natural disaster in this region could have a significant negative impact on us, the farmers and our supply chain. Any failure to maintain or expand our network of small family farms would adversely affect our business, financial condition and results of operations.

Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of pasture-raised eggs and milk and other raw materials that meet our standards.

Our ability to ensure a continuing supply of pasture-raised eggs and milk and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with pasture-

raised eggs and milk to implement controls and procedures to manage the risk of exposing animals to harmful diseases, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. Additionally, the animals from which our products are sourced, and the pastures on which they are raised, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced egg and milk yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials.

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

Our supply may also be affected by the number and size of farms that raise chickens and cows on pasture, changes in U.S. and global economic conditions, and our ability to forecast our raw materials requirements. For example, the farms must meet our standards and in order to meet these standards, we require them to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant and many of the farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions or any U.S. government shutdown (including in connection with COVID-19) could significantly decrease loans available to farmers. Many of these farmers also have alternative income opportunities and the relative financial performance of raising chickens and cows on pasture as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

We currently have a limited number of co-manufacturers. Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for butter, one co-manufacturer for ghee, one co-manufacturer for liquid eggs and one co-manufacturer for egg bites. While we currently have written manufacturing contracts with our co-manufacturers for butter and egg bites, we do not have written manufacturing contracts with our other co-manufacturers. Due to the absence of written contracts with all of our co-manufacturers, certain of our co-manufacturers can generally seek to alter or terminate their relationships with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products.

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

Our products are distributed to a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as United Natural Foods, Inc., or UNFI, KeHE Distributors, LLC, or KeHE, and US Foods, Inc., or US Foods, which purchase, store, sell and deliver our products to retailers, including Whole Foods and Sprouts. In the 39-week periods ended September 27, 2020 and September 29, 2019, KeHE accounted for 11% and 11% of our net revenue, respectively, UNFI (which was Whole Foods’ distributor through March 2020) accounted for 16% and 35% of our net revenue, respectively, and US Foods (which became Whole Foods’ distributor in April 2020) accounted for 15% and 0% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all) could adversely affect our business, financial condition and results of operations.

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

Our retail customers include natural channel and mainstream channel stores, which have been undergoing a consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business. In the 39-week periods ended September 27, 2020 and September 29, 2019, Kroger accounted for approximately 12% and 14% of our net revenue, respectively. With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 28% and 30% of our retail sales for the 39-week periods ended September 27, 2020 and September 29, 2019, respectively, and Sprouts accounted for approximately 7% and 8% of our retail sales, respectively. The loss of Kroger, Whole Foods, Sprouts or any other large retail customer, the reduction of purchasing levels or the cancellation of any business from Kroger, Whole Foods, Sprouts or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

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

We obtain substantially all of the packaging for our shell eggs from a sole-source supplier. Any disruption in the supply of our shell egg cartons could delay our production and hinder our ability to meet our commitments to customers. If we are unable to obtain a sufficient quantity of our packaging on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources, sales of our products could be delayed or we may be required to redesign our products. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for a small number of our shell egg products. While this change in packaging did not materially impact our operations, there is no guarantee that we will not experience similar packaging issues in the future, or that any such packaging issues will not impact our ability to meet product demand for our shell eggs. Any of these events could result in lost sales, reduced gross margins or damage to our customer relationships, which would have a material adverse effect on our business, financial condition and results of operations.

Because we rely on a limited number of third-party vendors to manufacture and store our products, we may not be able to maintain manufacturing and storage capacity at the times and with the capacities necessary to produce and store our products or meet the demand for our products.

We rely on a limited number of co-manufacturers and cold storage providers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for butter, one co-manufacturer for ghee, one co-manufacturer for liquid eggs and one co-manufacturer for egg bites. Our financial performance depends in large part on our ability to obtain adequate co-manufacturing and cold storage facilities services in a timely manner. We are not assured of continued co-manufacturing and cold storage capacities. Certain of our co-manufacturers or our cold storage providers could discontinue or seek to alter their relationship with us. In addition, we are not assured of sufficient capacities of these providers commensurate with increased product demand. Any disruption in the supply of our final products from these providers would have an adverse effect on our business if we cannot replace these providers in a timely manner or at all. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. In connection with the recall, our co-manufacturer elected to permanently close the affected production facility and move all production to a different facility, which did not have sufficient capacity to meet product demand. As a result we were unable to supply customers with hard-boiled eggs for a period of time in the first quarter of fiscal 2020, which led to the loss of certain customer accounts for this product, the revenues from which were immaterial in the aggregate. Our co-manufacturers are currently able to meet our product demand for hard-boiled eggs due to the effects of COVID-19 on the foodservice industry. However, we may experience supply issues once the foodservice industry returns to full capacity, which may lead to additional loss of customers.

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

Egg Central Station, our shell egg processing facility, is located in Springfield, Missouri. This facility and our network of small family farms are concentrated in the Midwestern portion of the Pasture Belt. The pasture-raised milk for our butter is sourced from, and the butter is manufactured near, a geographically concentrated network of more than 50 farms, the majority of which are in the Midwest. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, but such a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of such a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

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

Risks Related to Socioeconomic, Political and Environmental Factors

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

In addition, any health and safety concerns and/or demands on agency resources related to the COVID-19 pandemic that prevent the FDA or USDA from conducting their regular regulatory activities could significantly impact the ability of these agencies to regulate our products, which could have a material adverse effect on our business.

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

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Illness, injury or death related to allergens, food-borne illnesses, foreign material contamination or other food safety incidents caused by our products, or involving our suppliers, could result in the disruption or discontinuance of sales of these products or our relationships with such suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. Our co-manufacturer elected to permanently close the affected production facility and move all production to a different facility, which did not have sufficient capacity to meet product demand. As a result we were unable to supply customers with hard-boiled eggs for a period of time in the first quarter of fiscal 2020. Our co-manufacturers are currently able to meet our product demand for hard-boiled eggs due to the effects of COVID-19 on the foodservice industry. However, we may experience supply issues once the foodservice industry returns to full capacity, which may lead to additional loss of customers.

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

Our operations are subject to extensive regulation by the FDA, the USDA and other federal, state and local authorities. With respect to eggs in particular, the FDA and the USDA split jurisdiction depending on the type of product involved. While the FDA has primary responsibility for the regulation of shell eggs, the USDA has primary responsibility for the regulation of dried, frozen or liquid eggs and other “egg products,” subject to certain exceptions. Specifically, our shell eggs, butter, hard-boiled eggs, ghee and egg bite products are subject to the requirements of the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of most food products. The FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements. Our shell egg operations are further subject to FDA regulatory requirements governing the production, storage and transportation of shell eggs for the control of salmonella. FDA-inspected processing facilities are subject to periodic and “for cause” inspection by federal, state and local authorities. In addition, certain of our products, such as our liquid whole egg and certain of our egg bite products, are subject to regulation by the USDA, including facility registration, inspection, manufacturing and labeling requirements. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs and other regulatory requirements for the manufacturing of our products that is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA, the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, result in our co-manufacturers’ inability to continue manufacturing for us, result in a recall of our products that have already been distributed and result in damage to our brand and reputation. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility.

We rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the USDA or a comparable foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be adversely impacted.

Our liquid whole eggs are subject to the requirements of the Egg Products Inspection Act, or EPIA, and regulations promulgated thereunder by the USDA. The USDA has comprehensive regulations in place that apply to establishments that break, dry and process shell eggs into liquid egg products. This regulatory scheme governs the manufacturing, processing, pasteurizations, packaging, labeling and safety of egg products. Under the EPIA and USDA regulations, establishments that manufacture egg products must comply with the USDA’s requirements for sanitation, temperature control, pasteurization and labeling. In addition, in September 2020, the USDA announced that it had finalized its Egg Products Inspection Rule. Pursuant to the regulatory requirements established by this rule, we anticipate that our co-manufacturers’ liquid whole egg establishment will be required to implement Hazard Analysis and Critical Control Point plans within two years after publication of the final rule in the Federal Register, and will further be required to implement Sanitary Standard Operating Procedures within one year after publication in the Federal Register. Certain of our egg bite products that contain bacon and ham are also subject to USDA regulation, pursuant to the Federal Meat Inspection Act, or FMIA. The FMIA and USDA regulations establish registration, inspection, recordkeeping, labeling and other requirements governing certain products that contain meat, including our products. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with USDA regulations for the manufacturing of our liquid egg and egg bite products that is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture liquid whole eggs or egg bites that conform to our specifications and the strict regulatory requirements of the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the USDA or a comparable foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.

In addition to regulation pursuant to the FDCA, EPIA and FMIA, some of our products are subject to the Agricultural Marketing Act of 1946, or the AMA. The AMA governs voluntary grade claims that appear on some of our products and are administered by the USDA Agricultural Marketing Service, or AMS. For instance, our shell eggs, including those handled by our co-manufacturers, are graded for quality by USDA AMS grading personnel. Similarly, our butter product, including those handled by our co-manufacturers, are graded for flavor, body, color and salt content. We do not control the processes in place on our contract farms or with our co-manufacturers (which can affect the assigned grade), and rely upon both to provide us quality, fresh products that meet our stringent quality standards. If we, or our network of family farms and co-manufacturers, cannot successfully manufacture products that confirm with our quality specifications or meet appropriate grading standards under the AMA, we may have difficulty marketing our products or may be required to source our products from other farms and co-manufacturers.

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

Risks Related to Our Status as a Certified B Corporation and Public Benefit Corporation

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

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are set by an independent organization and may change over time. Currently, we are required to recertify as a Certified B Corporation once every three years, with our next certification required by February 22, 2021. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported Certified B Corporation score declines.

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

As a Delaware public benefit corporation, our stockholders (if they, individually or collectively, own at least 2% of our outstanding capital stock or shares having at least $2 million in market value (whichever is less)) are entitled to file a derivative lawsuit claiming that our directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation may be costly and have an adverse impact on our financial condition and results of operations.

Risks Related to Being a Public Company

We previously identified two material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Prior to our initial public offering, or IPO, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In connection with the audit of our financial statements for fiscal 2018, we identified two material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We will remain an emerging growth company until the earliest of: (1) December 28, 2025; (2) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the last business day of the second fiscal quarter of such fiscal year.

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

Risks Related to Information Technology and Intellectual Property

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including:

•	actual or anticipated fluctuations in our financial condition or results of operations;
•	variance in our financial performance from expectations of securities analysts;
•	changes in our projected operating and financial results;
•	announcements by us or our competitors of significant business developments, acquisitions or new offerings;
•	announcements or concerns regarding real or perceived quality or health issues with our products or similar products of our competitors;
•	adoption of new regulations applicable to the food industry or the expectations concerning future regulatory developments;
•	our involvement in litigation;
•	sales of our common stock by us or our stockholders, as well as the anticipation of lock-up releases;
•	changes in senior management or key personnel;
•	the trading volume of our common stock; and
•	changes in the anticipated future size and growth rate of our market.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of uncertainties surrounding the ongoing COVID-19 pandemic and the related impacts.

An active public market for our common stock may not be sustained.

Prior to the closing of our IPO on August 4, 2020, no public market for our common stock existed. An active public trading market for our common stock may not continue to develop or, if further developed, may not be sustained. The lack of an active market may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair value of shares of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies by using our shares as consideration.

Insiders have substantial control over us and will be able to influence corporate matters.

As of November 10, 2020, our directors, officers and stockholders holding more than 5% of our outstanding stock, together with their affiliates, hold, in the aggregate, approximately 34% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

All of our directors and officers and the holders of substantially all of our capital stock and securities convertible into our capital stock outstanding prior to our IPO are subject to lock-up agreements entered into in connection with our IPO that restrict their ability to transfer shares of our capital stock through January 26, 2021, subject to certain exceptions. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC may, in their sole discretion, permit our stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements, subject to applicable notice requirements. If not earlier released, all of the shares of common stock subject to such IPO lock-up agreements will become eligible for sale on January 27, 2021, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, as of September 27, 2020, there are approximately 5,757,814 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, holders of approximately 28,230,569 shares, or 72% of our capital stock, as well as holders of 965,675 shares issuable upon the exercise of outstanding vested and unvested stock options, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

The market price and trading volume of our common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

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

2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

Since June 29, 2020, we have made issuances of the following unregistered securities (share and per share amounts reflect 2.46-for-1 stock split of our common stock effected on July 22, 2020):

•

From June 29, 2020 to July 31, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-240258), we granted stock options to purchase an aggregate of 12,300 shares common stock at an exercise price of $16.22 per share to one employee.

•

From June 29, 2020 to July 31, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-240258), we issued an aggregate of 492 shares of common stock upon the exercise of options at an exercise price of $3.67 per share to one employee, for an aggregate purchase price of $1,808.

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

Use of Proceeds from the IPO

On August 4, 2020, we completed our IPO, in which we issued and sold 5,040,323 shares of our common stock and certain of our selling stockholders offered and sold 5,659,250 shares of our common stock at a price to the public of $22.00 per share. We received net proceeds from the IPO of approximately $99.7 million, after deducting underwriting discounts and commissions of $7.8 million and offering expenses of $3.4 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates. Goldman Sachs & Co. LLC, Morgan Stanley and Credit

Suisse Securities (USA) LLC acted as joint lead bookrunning managers for the IPO. Jefferies, BMO Capital Markets Corp. and Stifel, Nicolaus & Company, Incorporated acted as bookrunning managers for the IPO.

Shares of our common stock began trading on The Nasdaq Global Market on July 31, 2020. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-239772), which was declared effective on July 30, 2020.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. We have not used any of the proceeds from the IPO.

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

Vital Farms, Inc.

Dated: November 10, 2020	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2020	By:	/s/ Jason Dale
Jason Dale
Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)