Form 10-K
period 2020-12-27
Vital Farms, Inc.
filed 2021-03-24
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Stock Market LLC on December 24, 2020, was approximately $636.2 million. The registrant has elected to use December 24, 2020 as the calculation date, which was the last trading date of the registrant’s most recently completed fiscal year, because on June 28, 2020 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held company. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 15, 2021, the registrant had 39,587,806 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the registrant’s 2021 annual meeting of stockholders, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•

the effects of the current COVID-19 pandemic, or of other global outbreaks of pandemics or contagious diseases or fear of such outbreaks, including on our supply chain, the demand for our products, and on overall economic conditions and consumer confidence and spending levels;

•	our expectations regarding our revenue, expenses and other operating results;
•	our ability to acquire new customers and successfully retain existing customers;
•	our ability to attract and retain our suppliers, distributors and co-manufacturers;
•	our ability to sustain or increase our profitability;
•	our ability to procure sufficient high quality eggs, butter, cream and other raw materials;
•	real or perceived quality with our products or other issues that adversely affect our brand and reputation;
•	changes in the tastes and preferences of our consumers;
•	the financial condition of, and our relationships with, our suppliers, co-manufacturers, distributors, retailers and foodservice customers, as well as the health of the foodservice industry generally;
•	real or perceived quality or health issues with our products or other issues that adversely affect our brand and reputation;
•	the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;
•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•	the costs and success of our marketing efforts, and our ability to promote our brand;
•	our reliance on key personnel and our ability to identify, recruit and retain skilled personnel;
•	our ability to effectively manage our growth;
•	our focus on a specific public benefit purpose and producing a positive effect for society may negatively influence our financial performance;
•	our ability to compete effectively with existing competitors and new market entrants;
•	the impact of adverse economic conditions;
•	the sufficiency of our cash to meet our liquidity needs;
•	seasonality; and
•	the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. A summary of selected risks associated with our business are set forth below. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

SUMMARY OF SELECTED RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. Some of the more significant risks include the following:

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

•	Demand for shell eggs is subject to seasonal fluctuations and can adversely impact our results of operations in certain quarters.
•	The continuing COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.
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

Part I

Item 1. Business

Our Company: Bringing Ethically Produced Food to the Table

Vital Farms is an ethical food company that is disrupting the U.S. food system. We have developed a framework that challenges the norms of the incumbent food model and allows us to bring high-quality products from our network of small family farms to a national audience. This framework has enabled us to become the leading U.S. brand of pasture-raised eggs and butter and the second largest U.S. egg brand by retail dollar sales. Our ethics are exemplified by our focus on the humane treatment of farm animals and sustainable farming practices. We believe these standards produce happy hens with varied diets, which produce better eggs. There is a seismic shift in consumer demand for ethically produced, natural, traceable, clean-label, great-tasting and nutritious foods. Supported by a steadfast adherence to the values on which we were founded, we have designed our brand and products to appeal to this consumer movement.

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

Our Ethical Decision-Making Model

Stakeholders	Guiding Principles

Farmers and Suppliers	•Forming strong relationships with our network of more than 200 small family farms, who are the foundation of our resilient and reliable supply chain

Customers and Consumers	•Delivering the transparency and quality around food products that today’s consumers demand

Crew Members	•Empowering our crew members by investing in their financial security, development and overall well-being

Community and Environment	•Investing in our community and being conscious stewards of the environment

Stockholders	•Building a sustainable company for the long term by delivering stockholder value

We have scaled our brand through our strong relationships with small family farms and deliberate efforts to design and build the infrastructure to bring our products to a national audience. Today, with a network of more than 200 family farms, we believe our pasture-raised products have set the national standard for ethically produced food. We believe the success of our relationships with small family farms and the efficiency of our supply chain provide us with a competitive advantage in the approximately $45 billion U.S. natural food and beverage industry, in which achieving reliable supply at a national scale can be challenging. In 2017, we opened Egg Central Station, a shell egg processing facility in Springfield, Missouri, which is centrally located within our network of family farms. Egg Central Station is capable of packing three million eggs per day and has achieved Safe Quality Food, or SQF, Excellent rating, the highest level of such certification recognized by the Global Food Safety Initiative, or GFSI. In addition, Egg Central Station is the only egg facility, and we are one of only six companies globally to have received the Safe Quality Food Institute, or SQFI, Select Site certification, indicating that the site has voluntarily elected to undergo annual unannounced recertification audits by SQFI, the organization responsible for administering a global food safety and quality program known as the SQF Program. The design of Egg Central Station includes investments in support of each of our stakeholders, from our crew members (daylighting, climate control, slip resistant floors in the egg grading room), to the community and environment (consulting with the community before we built the facility, restoring native vegetation on the property, best-in-class storm water management), to our customers and consumers (food safety and maintenance investments far beyond regulatory requirements). In November 2019, we began construction on a facility expansion that will nearly double our current square footage. This expansion will enable us to double our capacity to meet growing demand. We expect the expansion to be operational in early 2022. We believe owning and operating this important element of our supply chain is a key differentiator and provides us with a competitive advantage, which we intend to continue to leverage to grow both our net revenue and gross margin.

Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel and facilitated our entry into the foodservice channel. As of December 2020, we offer 23 retail stock keeping units, or SKUs through a multi-channel retail distribution network across more than 16,000 stores. Our products generate stronger velocities and, we believe, greater profitability per unit for our retail customers in key traffic-generating categories as compared to products offered by our competitors. We believe we have significant room for growth within the retail and, in the medium- to long-term, foodservice channels and can capture this opportunity by growing brand awareness and through new product innovation. We also believe there are incremental growth opportunities in additional distribution channels, including the convenience, drugstore, club, military and international markets, which we may access along with retail growth opportunities to enable us to continue our net revenue growth.

We have built a sustainable company founded on ethically produced products that increasingly resonate with consumers. Our trusted brand and Conscious Capitalism-focused business model have resulted in significant growth. We have increased net revenue from $1.9 million in fiscal 2010 to $214.5 million in fiscal 2020, which represents a 60% compounded annual growth rate, or CAGR. From fiscal 2018 to fiscal 2020, we grew net revenue by 101% and the number of stores carrying our products increased by 52%. Going forward, we believe the consumer movement away from factory farming practices will continue to fuel demand for ethically produced food. We believe these demands extend to the food industry and that consumers are recognizing the benefits of pasture-raised egg and dairy products. Management is committed to ensuring our values remain aligned with those of our consumers while delivering stockholder value.

Evidence of our historical success in continuing to scale our business is shown in the graphics below. All dates refer to the year ended December 31, except for 2018, 2019 and 2020, which refer to the fiscal year ended December 30, December 29 and December 27, respectively.

Number of Stores	Net Revenue	Gross Profit
	$MM	$MM

Our History

Vital Farms was founded in 2007 on a 27-acre plot of land in Austin, Texas. Armed with a small flock of hens, the company maintained a strong belief that a varied diet and better animal welfare practices would lead to superior eggs. Our first sales came from farmers markets and restaurants around Austin and, less than a year later, our eggs were discovered by Whole Foods Market, Inc., or Whole Foods. The opportunity was identified to do something more than sell eggs to a few stores. The opportunity was to build a sustainable company that aligned with the family farming community and was able to profitably deliver quality products to a devoted consumer base. As our business has continued to grow, our model remains rooted in trust and mutual accountability with our farmers, who are and will remain core to our business.

In 2014, our current president and chief executive officer, Russell Diez-Canseco, joined Vital Farms and led the development of our large and scalable network of family farms. In 2015, recognizing the opportunity to elevate our production process and bolster long-term growth and profitability, we began the design process for Egg Central Station, which opened in 2017 in Springfield, Missouri. We meticulously designed Egg Central Station in service of all of our stakeholders by improving on the best practices we observed across numerous world-class facilities. Today, Egg Central Station is capable of packing three million eggs per day and has achieved an SQF Excellent rating, the highest level of such certification recognized by GFSI. In addition, Egg Central Station is the only egg facility, and we are one of only six companies globally to have received the SQFI Select Site certification.

Demand for our high-quality products has enabled us to expand our brand beyond the natural channel and into the mainstream channel through relationships with Albertsons Companies, Inc., or Albertsons, The Kroger Co., or Kroger, Publix Super Markets, Inc., or Publix, Target Corporation, or Target, Walmart Inc., or Walmart, and numerous other national and regional food retailers. As of December 2020, our ethically produced pasture-raised products are sold in more than 16,000 stores nationwide. Over the course of our journey, our founder, Matthew O’Hayer, has continued to inform our strategic vision and remains intimately involved with the business as our executive chairman.

Our Purpose

Our purpose is to bring ethically produced food to the table. We do this by partnering with family farms that operate within our strictly defined set of ethical food production practices. We are motivated by the influence we have on rural communities through creating impactful, long-term business opportunities for small family farmers. Moreover, we are driven to stand up for sustainable production practices that have been largely cast aside under the factory farming system. In our view, this system has been consistently misguided, focused on producing products at lowest cost rather than driving long-term and sustainable benefits for all stakeholders.

Since inception, our values have been rooted in the principles of Conscious Capitalism. We believe managing our business in the best interest of all of our stakeholders will result in a more successful and sustainable enterprise. A key premise of our business model is our consumer-centric approach, which focuses on identifying consumer needs and developing products that address these needs. While remaining committed to ethical decision-making, we have achieved strong financial performance and earned the Certified B Corporation designation, reflecting our role as a contributor to the global cultural shift toward redefining success in business in order to build a more inclusive and sustainable economy. We believe our consumers connect with Vital Farms because they love our products, relate to our values and trust our practices.

Industry Overview

We operate in the large and growing U.S. natural food and beverage industry. Consumer awareness of the negative health, environmental and agricultural impacts of processed food and factory farming standards has resulted in increased consumer demand for ethically produced food. We believe this trend has had a meaningful impact on the growth of the natural food industry, which is increasingly penetrating the broader U.S. food market as mainstream retailers respond to consumer demand. We believe increased demand for natural food and a willingness to pay a premium for brands focused on transparency, sustainability and ethical values will continue to be a catalyst for our growth.

According to SPINS, LLC, or SPINS data, the U.S. shell egg market accounted for approximately $6.5 billion in retail sales for the 52 weeks ended December 27, 2020 and grew at a CAGR of 3% between 2018 and December 2020. Our relatively low household penetration of 3.9%, compared to the shell egg category penetration of approximately 98%, provides a significant long-term growth opportunity for our business. According to SPINS data, the U.S. pasture-raised retail egg market accounted for approximately $256.0 million in retail sales for the 52 weeks ended December 27, 2020 and grew at a CAGR of 35% between 2018 and December 2020, while the specialty egg (including pasture-raised, free-range and cage-free) market accounted for approximately $1.3 billion in retail sales for the 52 weeks ended December 27, 2020 and grew at a CAGR of 14% between 2018 and December 2020. Additionally, we estimate that the U.S. processed egg market as of December 2020 accounted for approximately $3.3 billion in retail sales. According to SPINS data, the U.S. butter market accounted for approximately $4.0 billion in retail sales for the 52 weeks ended December 27, 2020 and grew at a CAGR of 10% between 2018 and December 2020. We believe the strength of our platform, coupled with significant investments in our crew members and infrastructure, position us to continue to deliver industry-leading growth across new and existing categories.

Our Strengths

Trusted Brand Aligned with Consumer Demands

We believe consumers have grown to trust our brand because of our adherence to our values and a high level of transparency. We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. Growing public awareness of major issues connected to animal farming, including human health, climate change and resource conservation, is closely aligned with our ethical mission. We believe consumers are increasingly focused on the source of their food and are willing to pay a premium for brands that deliver transparency, sustainability and integrity. As a company focused on driving the success of our stakeholders, our brand resonates with consumers who seek to align themselves with companies that share their values. Through our Vital Times newsletter and social media presence, we cultivate and support our relationship with consumers by communicating our values, building trust and promoting brand loyalty.

Strategic and Valuable Brand for Retailers

Our historical performance has demonstrated that we are a strategic and valuable partner to retailers. We have innovated and grown into adjacent food categories while reaching a broad set of consumers through a variety of retail partners, including Albertsons, Kroger, Publix, Target and Walmart. As of December 2020, we are the number one or two egg brand by retail dollar sales for branded eggs with key customers such as Albertsons, Kroger, Sprouts Farmers Market, or Sprouts, Target and Whole Foods. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard. We have expanded into the mainstream channel while still continuing to command premium prices for our ethically produced products, which sell for as much as three times the price of commodity eggs. We believe that our products are more attractive to retail customers because they help generate growth, deliver strong gross profits and drive strong velocities, as represented by the natural channel velocities depicted below.

Vital Farms Natural Channel Velocity versus All Other Competitors (1)

Refrigerated Eggs (2)	Refrigerated Butter (3)

Source: Refrigerated Eggs & Refrigerated Butter - SPINS, LLC, Natural Channel, 52 Weeks Ending December 27, 2020

(1)	Channel Velocity ($ / Store / Item / Week) is defined as weekly sales per store per item of products sold in retailers included in the Natural Channel.
(2)	Refrigerated egg competitors represent shell eggs in the Natural Channel.
(3)	Refrigerated butter competitors represent butter brands in the Natural Channel, excluding clotted cream and clarified butter.

Supply Chain Rooted in Commitment to Our Stakeholders

Our ongoing commitment to the social and economic interests of our stakeholders guides our supply chain decisions. We carefully select and partner with family farms in the Pasture Belt, the U.S. region where pasture-raised eggs can be produced year-round. We establish supply contracts that we believe are attractive for all parties, demonstrate our commitment to our network of small family farms through educational programs that transfer critical best practice knowledge and pay farmers competitive prices for high-quality pasture-raised eggs. During fiscal year 2020, we experienced no voluntary attrition for supply contract renewals. We believe our commitment to farmers facilitates more sustainable farm operations and significantly reduces turnover. Our network of small family farms gives us a strategic advantage through a scaled and sustainable supply chain and allows us to go to market with the highest quality pasture-raised premium products.

Map of the Pasture Belt

Experienced and Passionate Team

We have an experienced and passionate executive management team that we refer to as the “C-crew,” which has approximately 60 years of combined industry experience and includes our president and chief executive officer, Russell Diez-Canseco, a seasoned food industry expert with over 16 years of relevant experience, including at H-E-B, a privately held supermarket chain. Our C-crew works in partnership with Matthew O’Hayer, our founder and executive chairman, who continues to inform our strategic vision with the entrepreneurial perspective gained through over 40 years of building businesses. We also have a deep bench of talent with strong business and operational experience, and crew members at all levels of our organization are passionate about addressing the needs of our stakeholders. We have leveraged the experience and passion of our C-crew, our founder and executive chairman, and our other crew members to grow net revenue over 234% since the beginning of 2016, enter our second major food category, butter, and build our first shell egg processing facility, Egg Central Station.

Our Growth Strategies

We believe our investments in our brand, our stakeholders and our infrastructure position us to continue delivering industry-leading growth that outpaces both the natural food industry and the overall food industry.

Expand Household Penetration through Greater Consumer Awareness

Critical to the success of our mission is our ability to share the Vital Farms story with a broader audience. By educating consumers about our brand, our values and the premium quality of our products, we intend to increase our household penetration. Our relatively low household penetration of 3.9% for our pasture-raised shell eggs, compared to the shell egg category penetration of approximately 98%, shows that expanding the national presence of our brand offers a significant runway for future growth.

We are well positioned to increase household penetration of our products given their alignment with consumer trends and approachability with consumers. We intend to increase the number of consumers who buy our products by using digitally integrated media campaigns, social media tools and other owned media channels. We believe these efforts will educate consumers on our ethical values and the attractive attributes of our pasture-raised products, generate further demand for our products and ultimately expand our consumer base.

Grow Within the Retail Channel

By leveraging greater consumer awareness and demand for our brand, we believe there is significant opportunity to grow volume with existing retail customers. Our products generate stronger velocities and, we believe, greater profitability per unit for our retail customers in the categories in which we compete. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Beyond our existing retail footprint, we believe there is significant opportunity to gain incremental stores from existing retail customers as well as to add new retail customers. We also believe there are significant further long-term opportunities in additional distribution channels, including the convenience, drugstore, club, military and international markets.

Expand Footprint across Foodservice

We believe there is significant demand for our products in the foodservice channel. We see significant opportunity for medium- to long-term growth in this channel through sales to foodservice operators supported by joint marketing and advertising. Our brand has a differentiated value proposition with consumers, and we believe consumers are increasingly demanding ethically produced ingredients when they eat outside of the home. We are also working with Acosta Foodservice, a foodservice sales and marketing agency in the consumer-packaged goods industry, to increase our broadline distribution and presence in national and regional restaurant chains. We believe that more consumers will look for our products on menus, particularly with foodservice partners whose values are aligned with our own, and that on-menu branding of our products as ingredients in popular meals and menu items will drive traffic and purchases in the foodservice channel. An example of our recent foodservice growth initiative is our relationship with Tacodeli, which sells breakfast tacos made exclusively with our pasture-raised shell eggs across 11 restaurant locations and approximately 90 points of distribution, such as coffee shops and farmers’ market stands, across Texas. We have launched similar regional concepts with Moe’s Broadway Bagel, an East Coast-style family-run bagel chain in the Denver/Boulder, Colorado area; Cafe Patachou, a breakfast and lunch restaurant based in the Indianapolis, Indiana area with 5 locations; Roam Artisan Burgers, a fast-casual burger restaurant dedicated to high-quality sourcing in the San Francisco, California area with 6 locations; Homegrown, a sustainability-focused brand in the Seattle, Washington area with 11 locations; and Pura Vida, a fresh all-day concept in the Miami, Florida area with 7 locations . We believe branded foodservice offerings will further drive consumer awareness of our brand and purchase rates of our products in the retail channel.

Extend Our Product Offering through Innovation

The successes of our core products have confirmed our belief that there is significant demand for pasture-raised and ethically produced food products. We expect to continue to extend our product offerings through innovation in both new and existing categories, including with our launch of pasture-raised egg bites in August 2020. In 2018, we launched the only pasture-raised hard-boiled eggs in the U.S. market, and in 2019, we launched both ghee and liquid whole eggs, the latter of which are the only pasture-raised liquid whole eggs in the U.S. market. The success of our product portfolio and our proprietary consumer surveys confirm our belief that there is significant demand for our brand across a wide spectrum of food categories. Within this broader market, we believe the U.S. refrigerated value-added dairy category represents a total addressable market of $34.5 billion and is the closest adjacency and best near-term opportunity for our brand. We have several products in our innovation pipeline that we believe will be successful in these adjacent markets.

Product Overview

We currently produce six pasture-raised products sourced from animals raised on small family farms: shell eggs, butter, hard-boiled eggs, ghee, liquid whole eggs and egg bites.

Our original and core product is pasture-raised shell eggs. We defined the pasture-raised egg category by following European-rooted standards codified by the Certified Humane Program, which require each hen to have at least 108 square feet of land and daily outdoor access. Our pasture-raised shell eggs are ethically produced and our consumers consistently tell us that they provide a richer taste and color than other eggs on the market. The retail varieties of our pasture-raised shell eggs are based on supplemental feed type (certified organic, non-GMO project verified and conventional), egg size (small, medium, large, extra large and jumbo) and pack size (6, 12 and 18 count).

In 2015, we saw an opportunity in the U.S. refrigerated value-added dairy market for premium, pasture-raised butter with artisanal qualities, such as higher butterfat content, sea salt and traditional slow-churn methods. Our consumer research and basket analysis also identified butter as a highly complementary product category to eggs in terms of usage and buyer profile. Today, we offer unsalted and sea salted varieties of our pasture-raised butter, which has 85% butterfat and is sold in two-stick packs.

In March 2018, we launched pasture-raised hard-boiled eggs to broaden the appeal of our brand and satisfy an incremental usage occasion—ready-to-eat snacking. That launch was quickly followed by the introduction of our pasture-raised liquid whole eggs in August 2019. We currently provide the only pasture-raised liquid whole egg in the estimated $3.2 billion U.S. processed egg market, which has seen little innovation in decades and has traditionally been dominated by egg whites.

In February 2019, we introduced pasture-raised ghee, followed in August 2019 by the release of a first of its kind ghee in a squeeze bottle format. Our pasture-raised ghee meets the standards consumers expect from the Vital Farms brand, with original and pink Himalayan salt varieties.

In August 2020, we introduced our pasture-raised egg bites, which are made with ethically sourced ingredients, such as pasture-raised eggs and cheese, humanely raised meats, and vegetables, and are gluten-free. The egg bites are available in four flavors: uncured bacon and cheddar cheese; roasted red pepper and mozzarella cheese; ham, bell peppers, onions and cheddar cheese; and sun-dried tomato, basil and mozzarella cheese. Each package contains two fully cooked egg bites and is able to be warmed directly in the microwave for a convenient and high protein breakfast or snack.

Motivated by our mission, our success and our customers’ feedback, we continue to innovate and expand our product offering to address growing consumer demand for pasture-raised and ethically produced products.

PASTURE-RAISED SHELL EGGS
PASTURE-RAISED BUTTER
PASTURE-RAISED HARD-BOILED EGGS
PASTURE-RAISED GHEE
PASTURE-RAISED LIQUID WHOLE EGGS
PASTURE-RAISED EGG BITES

Innovation

The successes of our core products have confirmed our belief that there is significant demand for pasture-raised and ethically produced food products. We expect to continue to extend our product offerings through innovation in both existing and new categories, including with our launch of pasture-raised egg bites in August 2020. We have a dedicated product development team that leverages comprehensive consumer insights and trend data to provide innovative solutions and ideas that meet new consumer needs and usage occasions. We also have a proven innovation model that utilizes a trusted network of partners to bring products to market without requiring significant upfront investment. We are committed to building on the success of our recent product launches and continuing to introduce consumers to our expanding range of ethically produced food products.

Demonstrated Track Record of Portfolio Expansion

Note: Store count figures as of December 27, 2020.

Marketing

Our multi-faceted, consumer-centric marketing strategy has been instrumental in building our brand and driving net revenue. Our marketing strategy is aimed at solidifying our brand’s positioning as a leading provider of ethically produced food. We execute on this strategy by advertising through digitally integrated media campaigns, social media tools and other owned media channels. Our brand’s standout packaging has been a signature communication vehicle since our inception. We maintain a presence across all major social media platforms.

Our brand has grown rapidly into the #1 U.S. pasture-raised, #1 U.S. natural channel and #2 U.S. overall egg brand by retail dollar sales, with an 82% share of the U.S. pasture-raised retail egg market for the 52-week period ended December 27, 2020. Our brand awareness is represented by a strong social media following, with approximately 91,000 Instagram followers. Building on prior success, we will continue to invest in the brand through digitally integrated national media campaigns and build customer loyalty through other media formats, including our quirky Vital Times newsletter, now in its tenth year of print, which is placed in each egg carton. During the past two years, we have circulated over 78 million copies of our Vital Times newsletter.

Building upon a landscape of shifting consumer preferences, we are focused on reaching new consumers to educate them about our ethically focused value proposition. We work continuously to understand our consumers and leverage those insights to develop impactful communication plans and messaging. We remain focused on deploying our sophisticated marketing capabilities and world-class sales team to ensure that both customers and consumers understand the Vital Farms story.

Our Customers

We market our products throughout the United States with the majority of our net revenue coming from our pasture-raised egg products. As of December 2020, we currently distribute through third parties and direct to retailers to reach more than 16,000 stores. With significant expansion in recent years, our retail sales are evenly distributed between the natural channel and mainstream channel. Because of our brand equity, loyal consumer base and expanding line of high-quality products, we believe there are attractive growth opportunities across these channels, in addition to a sizable opportunity in the foodservice channel in the medium- to long-term. We believe there are also incremental growth opportunities in additional distribution channels, including the convenience, drugstore, club, military and international markets, which we may access, along with retail growth opportunities, to enable us to continue our net revenue growth.

Natural Channel

Natural channel retailers, including Whole Foods and Sprouts, represented approximately 52%, 51% and 47% of our retail dollar sales in years 2018, 2019 and 2020, respectively.

Mainstream Channel

Widespread consumer demand for high-quality and traceable foods has driven our expansion into the mainstream channel with national retailers, including Albertsons, Kroger, Publix, Target and Walmart. We began selling eggs in select Kroger divisions in 2014. Since that time, Kroger has grown to become our second largest customer, offering our products in over 2,100 stores. We also continue to expand our relationships with Albertsons, Publix, Target and Walmart. The mainstream channel represented approximately 48%, 49% and 53% of our retail dollar sales in years 2018, 2019 and 2020, respectively.

Foodservice Channel

In addition to our primary natural and mainstream channels, we have a presence in foodservice through the sale of shell eggs to select accounts. We expect our foodservice business to continue to grow in the medium- to long-term through expansive new relationships with broad-line distributors, as well as direct accounts. In years 2018, 2019 and 2020, the foodservice channel accounted for approximately 2%, 2% and 1%, respectively, of our net revenue. Our established foodservice relationships help to extend our marketing efforts through unique co-branding opportunities. We plan to continue to capitalize on these opportunities as we work to introduce new products through the foodservice channel.

One example of our successful foodservice programs is Tacodeli. In the spring of 2019, Tacodeli committed to exclusively using Vital Farms eggs for its breakfast tacos, branded with our logo on menus and taco wrappers. We have also built a marketing partnership with Tacodeli to demonstrate the quality of our co-branded offering and to increase consumer awareness of our brands via social media, public relations and other events.

Vital Farms and Tacodeli Co-Branding

Our products can also currently be found in micro-markets in the Austin, Texas offices of Apple Inc., Facebook, Inc., Google LLC and YETI. We also believe there is significant additional opportunity in the hospitality industry, college and universities, and additional restaurant chains.

Supply Chain

We have strategically designed our supply chain to ensure high-production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of more than 200 small family farms. In order to capitalize on this strong supply network, we built a state-of-the-art shell egg processing facility, Egg Central Station in Springfield, Missouri. Egg Central Station is approximately 82,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. The design of our facility includes investments in support of each of our stakeholders, from our crew members (daylighting, climate control, slip resistant floors in the egg grading room), to the community and environment (consulting with the community before we built the facility, restoring native vegetation on the property, best-in-class storm water management), to our customers and consumers (food safety and maintenance investments far beyond regulatory requirements). Today, Egg Central Station is capable of packing three million eggs per day and has achieved an SQF Excellent rating, the highest level of such certification recognized by GFSI. In addition, Egg Central Station is the only egg facility, and we are one of only six companies globally to have received the SQFI Select Site certification, indicating that the site has voluntarily elected to undergo annual unannounced recertification audits by SQFI, the organization responsible for administering a global food safety and quality program known as the SQF Program. To facilitate further growth, we have established a plan to double the capacity of Egg Central Station through a mirror-image expansion adjacent to the existing location. This expansion will enable us to double our capacity to meet growing demand. We began construction in November 2019 and expect the expansion to be operational in early 2022.

Our eggs are kept in on-farm coolers using precise equipment specified by us. The eggs are then collected on a regular basis by a third-party freight carrier and placed in cold storage until packing for shipment to customers. Each of our butter, ghee, hard-boiled eggs, liquid whole egg and egg bites products have a dedicated co-manufacturing partner. To support the growth of our business, we are focused on expanding existing relationships and establishing new co-manufacturing relationships.

Our egg packaging consists primarily of corrugated boxes and egg cartons, and we use a limited amount of recycled plastic packaging. Our corrugated boxes are sourced from a supplier in Springfield, Missouri, our egg cartons are sourced from Missouri, Canada, and Europe from a sole-source supplier and our recycled plastic packaging is sourced from Mexico from a single-source supplier. Our other products are packaged in jars, bottles, film and cartons that are primarily managed by our co-manufacturing partners. In every case we strive to find the most sustainable and environmentally considered packaging, shipping materials and inks.

Competition

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

Shell eggs may be sourced from hens that are caged, cage free, free range or pasture raised. Large egg companies offer commodity eggs sourced from caged hens, and in an attempt to address growing consumer demand for ethically produced and higher quality eggs, they have also grown their cage-free and free-range offerings.

Although we operate in competitive industries, we believe that we have a strong and sustainable competitive advantage based on an ongoing process of values-driven decisions, our fundamental commitment to producing food ethically and humanely, the trust we have developed in our brand, and our ability to provide reliable supply to our distribution partners and customers. We built and operate what we believe is one of the largest sourcing and distribution networks of family farms with strong growth potential. By focusing on the interests of each of our stakeholders, we believe we have created a model that attracts the best family farm partners, produces the highest quality product and creates benefits for all parties. We believe our experience in building this network will provide significant scale and execution advantages as we continue to expand.

Government Regulation

We are subject to laws and regulations administered by various federal, state and local government agencies in the United States, such as the U.S. Department of Agriculture, or USDA; the Food and Drug Administration, or FDA; the Federal Trade Commission, or FTC; the Environmental Protection Agency, or EPA; and the Occupational Safety and Health Administration, or OSHA. These laws and regulations apply to the processing, packaging, distribution, sale, marketing, labeling, quality, safety and transportation of our products, as well as our occupational safety and health practices.

Under various federal statutes and implementing regulations, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate our products and the manufacturing, labeling, marketing, promotion and advertising thereof. With respect to eggs in particular, the FDA and the USDA split jurisdiction depending on the type of product involved. While the FDA has primary responsibility for the regulation of shell eggs, the USDA has primary responsibility for the regulation of dried, frozen or liquid eggs and other “egg products,” subject to certain exceptions. In addition, with respect to meat products, the USDA has primary jurisdiction for the regulation of products made wholly or in part from cattle, sheep, swine, or goats, such as certain of our egg bite products which contain bacon or ham, subject to certain exceptions.

Among other things, the facilities in which our products are manufactured or processed must register with the FDA and/or the USDA, comply with cGMPs and comply with a range of food safety and labeling requirements established by the Federal Food, Drug, and Cosmetic Act, as amended by the Food Safety Modernization Act of 2011, the Egg Products Inspection Act, the Federal Meat Inspection Act, the Organic Foods Production Act and the Agricultural Marketing Act of 1946, among other laws implemented by the FDA, the USDA and other regulators. The FDA and the USDA have the authority to inspect these facilities depending on the type of product involved; For example, Egg Central Station, our facility in Springfield, Missouri, has been subject to periodic inspections by the USDA to evaluate compliance with certain applicable requirements, and the FDA may likewise inspect the facility. The FDA and the USDA also require that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that our marketing and advertising be truthful, non-misleading and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including nutrient content claims, health claims, organic claims and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements. We also participate in the USDA’s voluntary egg grading program, which requires compliance with additional labeling and facility requirements.

In addition, our suppliers are subject to numerous regulatory requirements. For example, the farmers who produce our shell eggs may be subject to requirements implemented by the FDA pertaining to pest control, salmonella enteritidis prevention and other requirements.

We are also subject to state and local food safety regulation, including registration and licensing requirements for our facilities, enforcement of standards for our products and facilities by state and local health agencies, and regulation of our trade practices in connection with selling our products.

We are also subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our co-manufacturers, distributors and suppliers, are subject to various laws and regulations relating to environmental protection and worker health and safety matters.

Our Corporate Information

We were founded in 2007, originally incorporated in Texas in July 2009 and reincorporated in Delaware in June 2013, and we became a public benefit corporation in Delaware in October 2017. Our principal executive offices are located at 3601 South Congress Avenue, Suite C100, Austin, Texas 78704, and our telephone number is (877) 455-3063. Our website address is www.vitalfarms.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or any of our other filings with the Securities and Exchange Commission, or SEC. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Certified B Corporation

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab, an independent non-profit organization. As a result of this assessment, in December 2015, we were designated as a Certified B Corporation.

In order to be designated as a Certified B Corporation, companies are required to take a comprehensive and objective assessment of their positive impact on society and the environment. The assessment evaluates how a company’s operations and business model impacts its workers, customers, suppliers, community and the environment using a 200-point scale. While the assessment varies depending on a company’s size (number of employees), sector and location, representative indicators in the assessment include payment above a living wage, employee benefits, stakeholder engagement, supporting underserved suppliers and environmental benefits from a company’s products or services. After completing the assessment, B Lab will verify the company’s score to determine if it meets the 80-point minimum bar for certification. The review process includes a phone review, a random selection of indicators for verifying documentation and a random selection of company locations for onsite reviews, including employee interviews and facility tours. Once certified, every Certified B Corporation must make its assessment score transparent on B Lab’s website.

Designation as a Certified B Corporation and continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified in February 2018 and are in the process of recertification with B Lab.  We were randomly selected for an onsite review, which is expected to occur in the second quarter of fiscal year 2021.  Our Certified B Corporation designation remains in good standing while we conduct the recertification process.

Public Benefit Corporation Status

In connection with our Certified B Corporation status and as a demonstration of our long-term commitment to our mission to bring ethically produced food to the table by coordinating a network of family farms to operate with a well-defined set of organic agricultural practices that includes the humane treatment of farm animals as a central tenet, we elected in October 2017 to be treated as a public benefit corporation under Delaware law.

Under Delaware law, a public benefit corporation is required to identify in its certificate of incorporation the public benefit or benefits it will promote and its directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the corporation’s stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or public benefits identified in the public benefit corporation’s certificate of incorporation. Public benefit corporations organized in Delaware are also required to assess their benefit performance internally and to disclose to stockholders at least biennially a report detailing their success in meeting their benefit objectives.

As provided in our certificate of incorporation, the public benefits that we promote, and pursuant to which we manage our company, are: (i) bringing ethically produced food to the table; (ii) bringing joy to our customers through products and services; (iii) allowing crew members to thrive in an empowering, fun environment; (iv) fostering lasting partnerships with our farms and suppliers; (v) forging an enduring profitable business; and (vi) being stewards of our animals, land, air and water, and being supportive of our community.

Seasonality

Demand for shell eggs fluctuates in response to seasonal factors. Shell egg demand tends to increase with the start of the school year, is highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter, and is lowest during the summer months. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

Trademarks and Other Intellectual Property

We own trademarks and other proprietary rights that are important to our business, including our principal trademark, Vital Farms. All of our trademarks are registered with the U.S. Patent and Trademark Office. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to our consumers. We believe the protection of our trademarks, copyrights and domain names are important to our success. We aggressively protect our intellectual property rights by relying on trademark and copyright.

Culture and Human Capital

Our Conscious Commitment

Our commitment to prioritizing the long-term benefits of each of our stakeholders includes our talented and passionate crew members, employees who are invaluable to our business. Following the Conscious Capitalism model, our business decisions consider the impact on all of our stakeholders, which we believe helps us to deliver a more sustainable and successful business.

Vital Farms is committed to creating and maintaining an environment that fosters collaboration, trust, and respect. Furthermore, we endeavor to provide our crew members with the resources they need to be successful, along with culture-enhancing programs and professional development opportunities.

Life at Vital Farms

At Vital Farms, we believe in cultivating meaningful opportunities, from supporting economic well-being for small family farmers to fostering a collaborative and inspiring environment for our crew members across the country.

Through a thoughtful and thorough screening process, we bring crew members into the business who we believe are aligned to our values and culture. For the fiscal year ended December 27, 2020, we have received 13,733 employment applications and hired 113 new crew members. Between February 14 and December 27, 2020, we surveyed new hires within their first week of employment to gather feedback on their orientation experience, and 94% of those surveyed indicated that they had a good orientation experience. The Vital Farms’ crew member journey, including recruiting, onboarding and each step of the career experience, is guided by the philosophy of caring for our crew.

We believe in a culture of transparency and ownership, in which we communicate regularly to our crew members across departments and position levels through weekly team huddles at Egg Central Station, monthly all-company meetings and executive question and answer sessions. These frequent touchpoints are focused on helping crew members feel connected to our mission and empowered to make informed decisions that drive our business forward.

What We Value

We have defined our company values as (1) Be Humble, (2) Act Like an Owner, (3) Lead with a Growth Mindset and (4) Practice Empathy. We strive to create a culture that reflects these important pillars of our business.

•

We are Humble: We recognize that we win and lose as a team, and we leave our egos at the door. We orient crew members towards common priorities by communicating priorities throughout the organization. Additionally, each quarter, crew members and their managers discuss professional development and set individual goals. We hold ourselves accountable to business objectives and know that we can all improve through continuous feedback.

•

We Act Like Owners: We know our crew plays a critical role in our success and want them to have a stake in the outcome that they help create. We provide all crew members generous benefits in terms of competitive compensation, including hourly pay that is at least 25% above the living wage for an individual without children in the markets in which we operate (and at least 48% above minimum wage in Springfield, Missouri, for crew at Egg Central Station), paid parental leave, retirement contributions, health insurance and complementary Vital Farms products.

•

We Lead with a Growth Mindset: We bring the drive to succeed, the desire to learn and the energy to keep raising the standards on everything we do. We offer a wealth of learning opportunities to our crew through our online training platform and host a variety of live training sessions each month covering a range of topics including financial wellness, goal setting, giving and receiving feedback, technological literacy and unconscious bias. Since the launch of our online training platform in June 2020, crew members have completed 1,419 online courses.

•

We Practice Empathy: We know that we get to better answers when we incorporate different perspectives and experiences into our work. We believe a diverse, equitable and inclusive crew is crucial to our long-term success as a business and a priority for us as our values remain rooted in Conscious Capitalism. As part of this commitment, in September 2020, we began a partnership with the National Diversity Council, a national non-profit organization committed to fostering an environment for organizations to grow in their knowledge of diversity and their ability to practice empathy for others. We understand the importance of this work to our crew and plan to keep them informed of and engaged in this work in the months ahead.

Our Crew Members

As of December 27, 2020, we had approximately 215 full-time crew members, including 147 in operations, 33 in sales and marketing, 15 in finance and 20 in general and administrative functions, all of whom are located in the United States. Of our full-time crew members, four are contract workers. None of our crew members is represented by a labor union. We have never experienced a labor-related work stoppage, and we consider our relations with our crew members to be good.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties including those described below. You should carefully consider the following risk factors, as well as the other information in this Annual Report. If any of the following risks actually occurs, our business, results of operations and financial condition could be adversely affected. In this case, the trading price of our common stock would likely decline.

Risks Related to Our Growth and Capital Requirements

Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $106.7 million in fiscal 2018 to $140.7 million in fiscal 2019 to $214.3 million in fiscal 2020. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

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

For fiscal 2018, fiscal 2019 and fiscal 2020, we generated net income of $5.6 million, $3.3 million and $9.0 million, respectively. However, we have experienced net losses in prior years, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our expansion efforts may prove more expensive than we anticipate (including as a result of increases in equipment prices, which may be due to actual or threatened disruptions in our equipment supply chain relating to public health pandemics, such as COVID-19, trade wars or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our egg processing facility, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing our innovative products and marketing the products we offer. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We also expect to incur significant additional legal, accounting and other expenses as a public company that we did not incur as a private company. If we fail to continue to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

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

The estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts included in this Annual Report, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of the ongoing COVID-19 pandemic and the related economic impact. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our product and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included herein should not be taken as indicative of our future growth.

Changes affecting the availability of the London Interbank Overnight Rate, or LIBOR, may have consequences on us that cannot yet reasonably be predicted.

Any amounts borrowed under our Credit Facility may be subject to interest rates based on LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop one week and two month U.S. Dollar LIBOR rates after 2021 with remaining U.S. Dollar LIBOR rates ceasing to be published on June 30, 2023. In the United States, the Alternative Reference Rates Committee has proposed the Secured Overnight Financing Rate, or SOFR, as an alternative to LIBOR. It is not presently known whether SOFR or any other alternative reference rates that have been proposed will attain market acceptance as replacements of LIBOR. In addition, the overall financial markets may be disrupted as a result of the phase-out replacement of LIBOR. Uncertainty as to the nature of such phase-out and selection of an alternative reference rate, together with disruption in the financial markets, could negatively impact the interest expenses associated with any future borrowings under the Credit Facility and could cause our available cash flow and/or financial condition to be adversely affected.

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

Pasture-raised shell eggs accounted for approximately 92% of our net revenue in fiscal 2018, 90% of our net revenue in fiscal 2019 and 90% of our net revenue in fiscal 2020. Pasture-raised shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of pasture-raised shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of pasture-raised shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our pasture-raised shell eggs could have an adverse effect on our business, financial condition and results of operations.

Fluctuations in commodity prices and in the availability of feed grains could negatively impact our results of operations and financial condition.

The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 98% of the laying hens in our network of family farms as of December 27, 2020, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Additionally, for our integrator contracts, which account for the remaining 2% of laying hens in our network, we are directly responsible for purchasing and providing feed supply to the farmer. Therefore, our results of operations and financial condition, including our gross margin and profitability, fluctuate based on the cost and supply of commodities, including corn, soybean meal and other feed ingredients.

Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the United States and internationally. For example, the severe drought in the summer of 2012 and resulting damage to corn and soybean crops resulted in high and volatile feed costs.

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

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we may need to expand these capabilities in the future as we continue to grow and scale our business. For example, we are in the process of expanding Egg Central Station, our shell egg processing facility, to increase our capacity for the distribution of pasture-raised shell eggs. However, there is risk in our ability to effectively scale production and processing and effectively manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units, or SKUs.

Our forecasts are based on multiple assumptions which may be inaccurate and affect our ability to obtain our own adequate processing and manufacturing capacities (or co-processing and co-manufacturing capacities) in order to meet the demand for our products, which could prevent us from meeting increased customer demand.

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

We are currently expanding Egg Central Station, and we may not successfully complete the construction of or commence operations in this expansion, or the expanded facility may not operate in accordance with our expectations.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for butter, one co-manufacturer for ghee, one co-manufacturer for liquid eggs and one co-manufacturer for egg bites. While we currently have written manufacturing contracts with our co-manufacturers for butter and egg bites, we do not have written manufacturing contracts with our other co-manufacturers. Due to the absence of written contracts with a majority of our co-manufacturers, certain of our co-manufacturers can generally seek to alter or terminate their relationships with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products.

In addition, due to the limited number of co-manufacturers, an interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, regulatory issues or noncompliance, disease outbreaks or pandemics (such as COVID-19), acts of war, terrorism, fire, earthquakes, flooding or other natural disasters, could delay, postpone or reduce production of some of our products, which could have an adverse effect on our business, financial condition and results of operations until such time as the interruption is resolved or an alternate source of production is secured, especially in times of low inventory.

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

Our products are distributed to a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as United Natural Foods, Inc., or UNFI, KeHE Distributors, LLC, or KeHE, and US Foods, Inc., or US Foods, which purchase, store, sell and deliver our products to retailers, including Whole Foods and Sprouts. In years 2018, 2019 and 2020, UNFI (which was Whole Foods’ distributor through March 2020) accounted for approximately 36%, 35% and 15% of our net revenue, respectively, KeHE accounted for approximately 10%, 11% and 12% of our net revenue, respectively, and US Foods (which became Whole Foods’ distributor in April 2020) accounted for approximately 0%, 0%, and 18% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all) could adversely affect our business, financial condition and results of operations.

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

Our retail customers include natural channel and mainstream channel stores, which have been undergoing a consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business. During fiscal years 2018, 2019 and 2020, our largest direct retail customer accounted for approximately 14%, 14% and 13% of our net revenue, respectively.

With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 31%, 30% and 28% of our retail sales in fiscal years 2018, 2019 and 2020, respectively, and Sprouts accounted for approximately 8%, 8% and 7% of our retail sales in fiscal years 2018, 2019 and 2020, respectively. The loss of Kroger, Whole Foods, Sprouts or any other large retail customer, the reduction of purchasing levels or the cancellation of any business from Kroger, Whole Foods, Sprouts or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

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

We obtain substantially all of the packaging for our shell eggs from a sole-source supplier. Any disruption in the supply of our shell egg cartons, including as a result of interruptions to global shipping, could delay our production and hinder our ability to meet our commitments to customers. If we are unable to obtain a sufficient quantity of our packaging on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources, sales of our products could be delayed or we may be required to redesign our products. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for a small number of our shell egg products. While this change in packaging did not materially impact our operations, there is no guarantee that we will not experience similar packaging issues in the future, or that any such packaging issues will not impact our ability to meet product demand for our shell eggs. Any of these events could result in lost sales, reduced gross margins or damage to our customer relationships, which would have a material adverse effect on our business, financial condition and results of operations.

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

Any disruption in the supply of our final products from these providers would have an adverse effect on our business if we cannot replace these providers in a timely manner or at all. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. In connection with the recall, our co-manufacturer elected to permanently close the affected production facility and move all production to a different facility, which did not have sufficient capacity to meet product demand. As a result we were unable to supply customers with hard-boiled eggs for a period of time in the first quarter of fiscal 2020. This disruption led to the loss of certain customer accounts for this product, the revenues from which were immaterial in the aggregate. Our co-manufacturers are currently able to meet our product demand for hard-boiled eggs due to the effects of COVID-19 on the foodservice industry. However, we may experience supply issues once the foodservice industry returns to full capacity, which may lead to additional loss of customers.

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

Our sales and operating results will be adversely affected if we do not successfully implement our growth strategy or if we invest resources in a growth strategy that ultimately proves unsuccessful.

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

If our products become contaminated, or if there is a potential health risk associated with our products, we or our co-manufacturers might decide or need to recall a product. Any product recall could result in a loss of consumer confidence in our products and adversely affect our reputation with existing and potential customers. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to potential listeria contamination at the production facility. In connection with the recall, our co-manufacturer elected to permanently close the affected production facility and move all production to a different facility. As a result, we were unable to supply customers with hard-boiled eggs for a period of time in the first quarter of fiscal 2020, which led to the loss of certain customer accounts for this product, the revenues from which were immaterial in the aggregate.

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

All of our pasture-raised shell egg processing occurs at our facility in Springfield, Missouri. Any shutdown or period of reduced production at Egg Central Station, our shell egg processing facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in raw materials delivery, would significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our pasture-raised shell eggs is costly to replace or repair, particularly because certain of our processing equipment is sourced internationally, and our equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of our machinery were damaged, we would be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. We have property and business disruption insurance in place for Egg Central Station; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

If we fail to retain and motivate members of our management team or other key crew members, or fail to attract, train, develop and retain additional qualified crew members to support our operations, our business and future growth prospects would be harmed.

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

In addition, our success depends in part upon our ability to attract, train, develop and retain a sufficient number of crew members who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to win in a competitive market for top talent capable of meeting our business needs and expectations, our business and brand image may be impaired. For example, in Springfield, Missouri, where Egg Central Station in located, there is a tight labor market. As a result of this tight labor market, we may be unable to attract and retain crew members with the skills we require. Any failure to meet our staffing needs or any material increase in turnover rates of our crew members may adversely affect our business, financial condition and results of operations.

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

Egg Central Station, our shell egg processing facility, is located in Springfield, Missouri. This facility and our network of small family farms are concentrated in the Midwestern portion of the Pasture Belt. The pasture-raised milk for our butter is sourced from two separate and distinct geographical areas, one area in the Midwest and one area in the Southeast. This supply encompasses a total of approximately 40 farms. Butter is manufactured in close proximity to the Midwest farm supply. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, but such a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of such a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes appearing elsewhere in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, contingent consideration and the valuation of our stock-based compensation awards, including the determination of fair value of our common stock, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, including in connection with the COVID-19 pandemic, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

If our goodwill or fixed assets become impaired, we may be required to record a charge to our earnings.

We may be required to record future impairments of goodwill or fixed assets to the extent the fair value of these assets falls below their book value. Our estimates of fair value are based on assumptions regarding future cash flows, gross margins, expenses, discount rates applied to these cash flows, and current market estimates of value. Estimates used for the Company’s fair value, future sales growth rates, gross profit performance, and other assumptions used to estimate fair value could cause us to record material non-cash impairment charges, which could harm our results of operations and financial condition.

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

The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by COVID-19, including interruptions to global shipping that may impact our and our suppliers’ ability to access equipment and other materials, continue for an extended period of time, our ability to meet the demands of our customers or to expand as planned may be materially impacted. Additionally, while Egg Central Station, a shell egg processing facility we operate in Springfield, Missouri, remains operational, if we are forced to scale back hours of operation or close this facility in response to the pandemic, we expect our business, financial condition and results of operations would be materially and adversely affected.

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

Disruptions in international trade, including due to the ongoing COVID-19 pandemic, may have a material adverse impact on us, our suppliers and our network of farms, including our ability to expand our operations as planned.

The global COVID-19 pandemic has disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries.  Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports.  We, our suppliers and our network of farms are dependent on the import of equipment and other supplies from Europe and other locations.  To the extent that disruptions to global shipping negatively impact our, our suppliers’ and our network of farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality-assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us, the farms or the co-manufacturers to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See the section titled “—Government Regulation” in Part I, Item 1, “Business,” of this Annual Report for further information on the regulations to which we are subject.

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

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are set by an independent organization, B Lab, and may change over time, and our continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified in February 2018 and are in the process of our second recertification with B Lab.  We were randomly selected for an onsite review, which is expected to occur in the second quarter of fiscal year 2021.  Our Certified B Corporation designation remains in good standing while we conduct the recertification process, but there is no guarantee that we will be recertified. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported Certified B Corporation score declines.

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

We cannot assure you that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have an adverse effect on our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock and Other General Risks

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

An active public market for our common stock may not develop or be sustained.

Prior to the closing of our IPO on August 4, 2020, no public market for our common stock existed. An active public trading market for our common stock may not continue to develop or, if further developed, may not be sustained. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies by using our shares as consideration.

Insiders have substantial control over us and will be able to influence corporate matters.

Based on the number of shares outstanding as of December 27, 2020, our directors, officers and stockholders holding more than 5% of our outstanding stock, together with their affiliates, will hold, in the aggregate, approximately 52.2% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Sales of our common stock in the public market could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equityholders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.

In addition, as of December 27, 2020, there were 5,863,781 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of December 27, 2020, holders of approximately 20,582,634 shares of our capital stock, as well as holders of 965,675 shares issuable upon the exercise of outstanding vested and unvested stock options, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

While we have previously paid cash dividends on our capital stock, we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

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

Also, as a public benefit corporation, our board of directors is required by the Delaware General Corporation Law to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits identified in our certificate of incorporation. Additionally, pursuant to our amended and restated certificate of incorporation, a vote of at least 66 2/3% of our outstanding shares of voting stock is required for matters directly or indirectly amending or removing our public benefit purpose, or to effect a merger or consolidation involving stock consideration with an entity that is not a public benefit corporation with an identical public benefit to ours. We believe that our public benefit corporation status will make it more difficult for another party to obtain control of us without maintaining our public benefit corporation status and purpose. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our corporate headquarters located at 3601 South Congress Avenue, Austin, Texas, where we occupy approximately 9,000 square feet of office space pursuant to a lease that expires in April 2026, with an option to extend this lease for a successive period of five years. We own an approximately 82,000 square foot shell egg processing facility in Springfield, Missouri, which we refer to as Egg Central Station, and are in the process of expanding this facility. We also lease warehouse space in Springfield, Missouri, that covers 13,000 rentable pallet spaces pursuant to a lease that expires in September 2023, and we previously leased warehouse space  in Webb City, Missouri, that covered 5,000 rentable pallet spaces pursuant to a lease that was terminated by mutual agreement effective December 31, 2020. We believe that our current facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on Nasdaq Stock Market LLC on August 4, 2020, under the symbol “VITL.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of March 15, 2021, we had approximately 21 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We declared cash dividends on our common stock in June 2013 totaling approximately $0.3 million. We cannot provide any assurance that we will declare or pay cash dividends on our capital stock in the future. In addition, our ability to pay dividends on our capital stock is subject to limitations under the terms of our credit facility agreement with PNC Bank, National Association, or the Credit Facility. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report for additional information on the Credit Facility. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including in our then-existing debt arrangements), capital requirements, business prospects and other factors our board of directors may deem relevant.

Comparative Stock Performance Graph

The following performance graph shows a comparison from August 4, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 27, 2020, of the cumulative total return for our common stock, the Nasdaq Composite Index, and the Nasdaq US Smart Food & Beverage Index.

The graph assumes an initial investment of $100 on August 4, 2020. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act.

Recent Sales of Unregistered Equity Securities

Between December 30, 2019 and July 31, 2020 (the date of the filing of our registration statement on Form S-8, File No. 333-240258), we granted stock options to purchase an aggregate of 873,867 shares of common stock to a total of 180 employees, consultants and directors, at exercise prices ranging from $12.43 to $22.00 per share. Between December 30, 2019 and July 31, 2020, we issued 57,280 shares upon exercise of options having a weighted-average exercise price of $2.54 per share, for proceeds of approximately $0.2 million. We have not sold any unregistered securities since July 31, 2020.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Regulation D or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

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

There has been no material change in the planned use of proceeds from our IPO as described in the Annual Report. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of December 27, 2020, we have used $7.3 million of the proceeds of the IPO to pay off our term loan and $1.9 million to pay off our equipment loan. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report for additional information on the Credit Facility.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” and “Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report, as well as the information presented under “Selected Financial Data.”

Vital Farms is an ethical food company that is disrupting the U.S. food system by developing a framework that challenges the norms of the incumbent food model, allowing us to bring high-quality products from our network of small family farms to a national audience. This framework has enabled us to become the leading U.S. brand of pasture-raised eggs and butter and the second largest U.S. egg brand by retail dollar sales. Our ethics are exemplified by our focus on the humane treatment of farm animals and sustainable farming practices. We believe these standards produce happy hens with varied diets, which produce better eggs. There is a seismic shift in consumer demand for ethically produced, natural, traceable, clean label, great-tasting and nutritious foods. Supported by a steadfast adherence to the values on which we were founded, we have designed our brand and products to appeal to this consumer movement.

Our purpose is rooted in a commitment to Conscious Capitalism, which prioritizes the long-term benefits of each of our stakeholders (farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders). Our business decisions consider the impact on all of our stakeholders, in contrast with the factory farming model, which principally emphasizes cost reduction at the expense of animals, farmers, consumers, crew members, communities and the environment. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our designation as a Certified B Corporation, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability. Vital Farms was founded in 2007, and our pasture-raised shell eggs were launched at Whole Foods Market, Inc., or Whole Foods, in 2008. Since then, we have expanded our operations and our portfolio of pasture-raised food products as illustrated below:

We source our pasture-raised products from a network of more than 200 small family farms. We have strategically designed our supply chain to ensure high-production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

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

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs, which sell for as much as three times the price of commodity eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at The Kroger Co., or Kroger, Sprouts Farmers Market, or Sprouts, Target Corporation and Whole Foods, and we also sell our pasture-raised products at Albertsons Companies, Inc., Publix Super Markets, Inc. and Walmart Inc. We offer 23 retail stock keeping units, or SKUs through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and, in the medium- to long-term, foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 82,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing three million eggs per day and has achieved Safe Quality Food, or SQF Excellent rating, the highest level of such certification from the Global Food Safety Initiative. In addition, Egg Central Station is the only egg facility, and globally we are one of only six companies to have received the SQF Institute, or SQFI, Select Site certification.

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as US Foods, Inc., or US Foods, and KeHE Distributors, LLC, or KeHE, which purchase, store, sell and deliver our products to Whole Foods and Sprouts, respectively.  In the fiscal years ended December 27, 2020, December 29, 2019, and December 30, 2018, UNFI (which was Whole Foods’ distributor through March 2020) accounted for approximately 15%, 35%, and 36% of our net revenue, respectively, US Foods accounted for approximately 18%, 0%, and 0% of our net revenue, respectively, and KeHE accounted for approximately 12%, 11%, and 10% of our net revenue, respectively. We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers.

We have experienced consistent sales growth. We had net revenue of $214.3 million and $140.7 million, net income of $8.8 million and $2.4 million, and Adjusted EBITDA of $16.8 million and $6.4 million in the fiscal years ended December 27, 2020 and December 29, 2019, respectively. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

On August 4, 2020, we completed our initial public offering, or IPO, of 10,699,573 shares of common stock at an offering price of $22.00 per share.  We issued and sold 5,040,323 shares of common stock and the selling stockholders sold 5,659,250 shares of common stock, including 1,395,596 shares of common stock sold by the selling stockholders pursuant to the underwriters’ exercise in full of their option to purchase additional shares. We received gross proceeds of approximately $110.9 million before deducting underwriting discounts, commissions and offering related transaction costs; we did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of our then-outstanding shares of redeemable convertible preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding. The consolidated financial statements as of December 27, 2020, including share and per share amounts, include the effects of the IPO.

In November 2020, we completed a secondary public offering of 5,000,000 shares of common stock sold by selling stockholders, from which no proceeds were received and expenses incurred totaled $0.5 million.

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic in the fiscal year ended December 27, 2020, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business and our stakeholders, comprised of farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders. While we are not experiencing material adverse impacts at this time, given the global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, the majority of our crew members at our headquarters transitioned to working remotely, and such remote work continues as of the date of this Annual Report. While the rollout of vaccines has begun, the timing of vaccinations, herd immunity, and the lifting of shelter in place and similar restrictions and movement restrictions is unknown, and virus mutations and variants may continue to restrict our ability to return to full onsite operations.

Supply Chain

Egg Central Station continues to be operational and we have implemented a number of measures to prevent and mitigate any outbreak of COVID-19 at that facility; however, we are managing operations through “essential” on-site staff and flexible work arrangements, and may need to further modify or reduce operations due to the evolving effects of the COVID-19 pandemic.

We are working closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic. We currently expect to have an adequate supply of eggs to meet anticipated demand in fiscal 2021, as well as adequate capacity for packing and processing our eggs.

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

Corporate Development

With cash and cash equivalents of $29.5 million as of December 27, 2020 and access to additional funds as a result of our IPO and under our credit facility agreement with PNC Bank, National Association, or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business this fiscal year in support of our long-term growth strategy. Our IPO, which was completed on August 4, 2020, resulted in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents as of December 27, 2020, together with cash provided by our operating activities, and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy.

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

Other Financial and Corporate Impacts

We believe recent increases in our net revenue have been driven in part by the impact of stay at home trends associated with COVID-19, as a result of which consumers have increased their purchases of staples such as eggs and butter. The $6.7 billion retail egg category grew 18.7% in 2020 as compared to the prior year, outpaced by the specialty egg segment growth of 25.5% versus the prior year and total Vital Farms pasture-raised eggs growth of 53.1% as compared to the prior year. We believe this growth is yet another indication that consumers are shifting their preferences to premium products, even in a highly commoditized category. The total egg category benefited from the increased eat-at-home trends during the onset of the COVID-19 pandemic, growing 40.6% in the second quarter as compared to the prior year period. Despite the pandemic persisting throughout the year, the total egg category growth has decelerated to 10.0% in the fourth quarter as compared to the prior year period. The specialty egg segment grew 37.3% in the second quarter as compared to the prior year period, compared to 21.5% in the fourth quarter as compared to the prior year period. Vital Farms pasture-raised eggs grew 74.3% in the second quarter as compared to the prior year period and 37.9% in the fourth quarter as compared to the prior year period. We believe this is indicative of a shift in consumer preferences resulting from the COVID-19 pandemic.

For the 52 weeks ended December 27, 2020, five million households purchased Vital Farms shell eggs, a 50% increase over the prior year. New purchasers, defined as households who purchased Vital Farms in 2020 and not in 2019, increased 55% over the prior year. Retained households, defined as households who purchased Vital Farms in 2020 and 2019, increased 38% over the prior year. Throughout 2020, Vital Farms retained more households each quarter, with 588 thousand buyers repeating egg purchases in both the third and fourth quarters.

Additionally, we believe that COVID-19 has accelerated the demand for e-commerce options in the retail channel. For example, our online fresh grocery sales at a key retailer have increased 266% during the 52 weeks ended December 27, 2020 compared to the prior fiscal year; our “click & collect” sales at two national brick and mortar retailers have increased 542% and 174%, respectively, over the 52 weeks ended December 27, 2020 compared to the prior fiscal year; and our last mile delivery sales at a key partner have increased 249% year to date through the week ended December 27, 2020 compared to the same time period a year ago. This growth in e-commerce demand is compared to an increase of 52% for retail dollar sales overall for that same period for the 52 weeks ended December 27, 2020. We anticipate that our performance will be affected by the duration of COVID-19’s impact on stay at home trends, and we do not have certainty that these trends will continue. Our net revenue may be more variable as a result.

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

Our Fiscal Year

We report on a 52-53-week fiscal year, ending on the last Sunday in December, effective beginning with the first quarter of fiscal 2018. In a 52-53-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53-week fiscal year will be fiscal 2023, which we expect to begin on December 26, 2022 and end on December 31, 2023. See “Nature of the Business and Basis of Presentation” in Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report for additional details related to our fiscal calendar.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our results of operations.

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 98%, while the household penetration for our pasture-raised shell eggs is approximately 3.9%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the ethical value and the attractive attributes of pasture-raised food, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 28% and 30% of our retail sales for the fiscal years ended December 27, 2020 and December 29, 2019, respectively, and Sprouts accounted for approximately 7% and 8% of our retail sales for the fiscal years ended December 27, 2020 and December 29, 2019, respectively.

As of December 2020, there are more than 16,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is a significant opportunity to expand sales of our products in the foodservice channel in the medium- to long-term. In fiscal year ended December 27, 2020, the foodservice channel accounted for approximately 1% of our net revenue. Our brand has a differentiated value proposition with consumers, who we believe are increasingly demanding ethically produced ingredients when they eat outside of the home. Additionally, in January 2021, we began a partnership with Acosta Foodservice, U.S. foodservice sales and marketing agency in the consumer-packaged goods industry to increase our broadline distribution and presence in national and regional restaurant chains. We believe that more consumers will look for our products on menus, particularly with foodservice partners whose values are aligned with our own, and that on-menu branding of our products as ingredients in popular meals and menu items will drive traffic and purchases in the foodservice channel. We also believe that branded foodservice offerings will further help drive consumer awareness of our brand and purchase rates of our products in the retail channel. One example of our successful foodservice programs is with Tacodeli LLC, a popular chain based in Austin, Texas, which sells breakfast tacos made exclusively with our pasture-raised shell eggs across 11 restaurant locations and approximately 90 points of distribution, such as coffee shops and farmers market stands, across Texas. We have launched similar regional concepts with Moe’s Broadway Bagel, an East Coast-style family-run bagel chain in the Denver/Boulder, Colorado area; Cafe Patachou, a breakfast and lunch restaurant based in the Indianapolis, Indiana area with 5 locations; Roam Artisan Burgers, a fast-casual burger restaurant dedicated to high-quality sourcing in the San Francisco, California area with 6 locations; Homegrown, a sustainability-focused brand in the Seattle, Washington area with 11 locations; and Pura Vida, a fresh all-day concept in the Miami, Florida area with 7 locations. We also believe there is significant additional opportunity in micro-markets, corporate offices, the hospitality industry, and colleges and universities in the medium- to long-term. We intend to continue to invest in relationships with foodservice operators, including to support joint marketing and advertising of our products. Expansion in this channel will depend on the health of the foodservice industry generally and on our ability to successfully partner with foodservice operators in a manner that leverages and reinforces our value proposition with consumers.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We launched pasture-raised hard-boiled eggs in 2018, pasture-raised ghee and liquid whole eggs in 2019 and egg bites in August 2020. We believe there is opportunity to expand in the future into the refrigerated value-added dairy category, among others. Eggs generated $196.7 million, or approximately 92%, of net revenue in fiscal 2020. We expect eggs will be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

We periodically offer sales incentives to our customers, including rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We record a provision for sales incentives at the later of the date at which the related revenue is recognized or when the sales incentive is offered. At the end of each accounting period, we recognize a liability for an estimated promotional allowance reserve. We periodically provide credits or discounts to our customers in the event that products do not conform to customer expectations upon delivery or expire at a customer’s site. We treat these credits and discounts, when accepted by customers, as a reduction of the sales price of the related transaction. We anticipate that these promotional activities, credits and discounts could impact our net revenue and that changes in such activities could impact period-over-period results.

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

The following table sets forth our results of operations for the periods presented (in thousands):

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Net revenue	$214,280	$140,733	$106,713
Cost of goods sold	139,752	97,856	71,894
Gross profit	74,528	42,877	34,819
Operating expenses:
Selling, general and administrative(1)	47,396	29,526	19,437
Shipping and distribution	14,904	10,001	8,615
Total operating expenses	62,300	39,527	28,052
Income from operations	12,228	3,350	6,767
Other (expense) income, net:
Interest expense	(488)	(349)	(424)
Other (expense) income, net	(86)	1,417	9
Total other (expense) income, net	(574)	1,068	(415)
Net income before income taxes	11,654	4,418	6,352
Provision for income taxes	2,770	1,106	723
Net income	8,884	3,312	5,629
Less: Net income (loss) attributable to noncontrolling interests	84	927	(168)
Net income attributable to Vital Farms, Inc. common stockholders	$8,800	$2,385	$5,797

(1)	Includes stock-based compensation expense of $2,509, $1,029, and $600 for the fiscal years 2020, 2019, and 2018, respectively.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods presented:

	Fiscal Year Ended
	December 27, 2020		December 29, 2019		December 30, 2018
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$214,280	100%	$140,733	100%	$106,713	100%
Cost of goods sold	139,752	65%	97,856	70%	71,894	67%
Gross profit	74,528	35%	42,877	30%	34,819	33%
Operating expenses:
Selling, general and administrative	47,396	22%	29,526	21%	19,437	18%
Shipping and distribution	14,904	7%	10,001	7%	8,615	8%
Total operating expenses	62,300	29%	39,527	28%	28,052	26%
Income from operations	12,228	6%	3,350	2%	6,767	6%
Other (expense) income, net:
Interest expense	(488)	—	(349)	—	(424)	—
Other (expense) income, net	(86)	—	1,417	1%	9	—
Total other (expense) income, net	(574)	—	1,068	1%	(415)	—
Net income before income taxes	11,654	5%	4,418	3%	6,352	6%
Provision for income taxes	2,770	1%	1,106	1%	723	1%
Net income	$8,884	4%	$3,312	2%	$5,629	5%

Fiscal Year Ended December 27, 2020 Compared to Fiscal Year Ended December 29, 2019

Net Revenue

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	$ Change	% Change
	(in thousands)
Net revenue	$214,280	$140,733	$73,547	52%

The increase of $73.5 million, or 52%, was primarily driven by an increase in egg gross sales of $77.9 million and an increase in gross butter sales of $4.9 million. The increases were partially offset by an increase of $7.6 million of sales incentives offered to our customers as our volume has grown. The $7.6 million of sales incentives includes a reduction of $0.6 million of incentive settled in 2020 that related to a prior year’s gross sales. The increases in egg sales and butter sales were primarily due to volume increases to our distributors, including as a result of continued trends associated with COVID-19 whereby consumers increased their purchases of staples of eggs and butter, a higher turnover rate of sales to our retail customers, and new distribution at new and existing customers. We do not have certainty that any COVID-19 trends will continue. Net revenue from sales through our retail channel was $208.5 million and $136.5 million for fiscal 2020 and 2019, respectively, net revenue of sales through our foodservice channel was $3.1 million and $3.4 million for fiscal 2020 and 2019, and net revenue from sales to wholesalers and egg breaking plants was $2.6 million and $0.8 million for fiscal 2020 and 2019.

Gross Profit and Gross Margin

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	$ Change	% Change
	(in thousands)
Gross profit	$74,528	$42,877	$31,651	74%
Gross margin	35%	30%		4%

  The increase in gross profit of $31.7 million, or 74%, was primarily driven by an increase in net revenue. Gross margin increased 431 basis points in fiscal 2020 as compared to fiscal 2019. The increase in gross margin was primarily driven by the following:

•	419 basis points lower material costs for eggs and butter; and

•	12 basis points volume leverage over direct labor and overhead costs.

These factors, which contributed to an increase in gross margin, were partially offset by an increase in other material costs.

Operating Expenses

Selling, General and Administrative

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	$ Change	% Change
	(in thousands)
Selling, general and administrative	$47,396	$29,526	$17,870	61%
Percentage of net revenue	22%	21%

Selling, general, and administrative expenses as a percent of net sales increased by $17.9 million, or 61% in fiscal 2020. Selling, general, and administrative expenses as a percentage of net sales increased to 22% in fiscal 2020. The increase in selling, general, and administrative expenses was primarily driven by:

•	an increase of $9.7 million in employee-related costs driven by an overall increase in employee headcount to support our operations and structure as a newly public company;
•	an increase of $1.8 million in volume-driven commission payments made to third parties that sell our products to customers, and other selling related expenses;
•	an increase of $2.2 million in professional fees and commercial insurance costs due in part to our status as a newly public company; and
•	increased corporate development costs and one-time expenses of $1.7 million associated with our accounting and legal functions in connection with our IPO and the secondary offering in November 2020.

Shipping and Distribution

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	$ Change	% Change
	(in thousands)
Shipping and distribution	$14,904	$10,001	$4,903	49%
Percentage of net revenue	7%	7%

The increase of $4.9 million, or 49%, was primarily driven by an increase in sales volume that resulted in increased costs related to third-party freight for our products.

Other (Expense) Income, Net

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	$ Change	% Change
	(in thousands)
Other (expense) income, net	$(86)	$1,417	$(1,503)	(106)%
Percentage of net revenue	—	1%

The increase of $1.5 million in other expense, net, or 106%, was primarily due to a one-time January 2019 gain of $1.2 million in connection with the settlement of claims made pursuant to a lawsuit in which Ovabrite was the defendant and a countersuit in which Ovabrite was the plaintiff.  The remaining $0.3 million increase was primarily due to a write off of implementation costs for software no longer in use.

Provision for Income Taxes

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	$ Change	% Change
	(in thousands)
Provision for income taxes	$2,770	$1,106	$1,664	150%

The increase of $1.7 million, or 150%, was primarily driven by an increase in net income before taxes due to higher net revenue and improved gross margin.

Net (Loss) Income Attributable to Noncontrolling Interests

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	$ Change	% Change
	(in thousands)
Net income attributable to noncontrolling interests	$84	$927	$(843)	(91)%

The decrease of $0.8 million in net income attributable to noncontrolling interests, or 91%, was primarily driven by the non-recurring settlement of the Ovabrite lawsuit in January 2019.

Fiscal Year Ended December 29, 2019 Compared to Fiscal Year Ended December 30, 2018

For the discussion of the financial condition and results of operations for the year ended December 29, 2019 compared to the year ended December 30, 2018, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Fiscal Years Ended December 30, 2018 and December 29, 2019” in our final prospectus filed with the Securities and Exchange Commission on November 12, 2020 pursuant to Rule 424(b) under the Securities Act of 1933.

Non-GAAP Financial Measures

Adjusted EBITDA

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net income (loss), adjusted to exclude: (1) depreciation and amortization; (2) provision for income taxes; (3) stock-based compensation expense; (4) interest expense; (5) interest income; (6) change in fair value of contingent consideration; and (7) net litigation settlement gain.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018

Net income	$8,884	$3,312	$5,629
Depreciation and amortization	2,550	1,921	1,437
Provision for income tax	2,770	1,106	723
Stock-based compensation expense	2,509	1,029	600
Interest expense	488	349	424
Change in fair value of contingent consideration (1)	(333)	70	92
Interest income	(97)	(181)	(9)
Net litigation settlement gain (2)	(20)	(1,200)	(1,000)
Adjusted EBITDA	$16,751	$6,406	$7,896

(1)	Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs
(2)	For the year ended December 29, 2019, amount reflects a gain in connection with the settlement of the Ovabrite lawsuit.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 27, 2020:
	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$798	$471	$327	$—	$—
Operating lease commitments	5,255	1,989	2,812	338	116
Total	$6,053	$2,460	$3,139	$338	$116

We purchase our egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent upon the quantity of eggs produced by the farms. As a result, these commitments have been excluded from the contractual obligations disclosed above. In addition, substantially all of the long-term supply contracts with farms contain components that meet the definition of embedded leases under ASC Topic 840, Leases. As total purchase commitments contained under these arrangements are variable, the amount attributable to the lease component are contingent rentals, and there are no minimum lease payments associated with these long-term supply contracts. See Note 16 to our consolidated financial statements included elsewhere for additional details related to our long-term supply contracts with farms.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $8.8 million for the year ended December 27, 2020, and retained earnings of $14.0 million as of December 27, 2020. We completed our IPO on August 4, 2020 resulting in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents, together with cash provided by our operating activities, and available borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station. As of December 27, 2020, we expect to spend $25 million on our expansion of Egg Central Station. If we are required to seek additional equity or debt financing, we may not be able to raise such funding on terms acceptable to us or at all. Further, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and financial condition.

Credit Facility

We originally entered into our Credit Facility with PNC Bank, National Association, or PNC Bank in October 2017. The Credit Facility initially included a $7.9 million term loan, a $15.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $3.0 million and matures in October 2022.

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

Borrowings under the amended and restated term loan are repayable in monthly installments of principal and interest, followed by a balloon payment of all unpaid principal and accrued and unpaid interest due July 2027. Interest on borrowings under the amended and restated term loan accrues at a rate, at our election at the time of borrowing, equal to (i) LIBOR plus 3.25% or (ii) 2.25% plus the sum of the Federal Funds Open Rate plus 50 basis points and the Daily LIBOR Rate plus 100 basis points.  As of December 27, 2020, there was $0 outstanding under the amended and restated term loan which was fully paid off in December 2020.

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

In October 2020, we entered into the Eighth Amendment to our Credit Facility, which we refer to as the Eighth Amendment Loan. The Eighth Amendment Loan amended the Credit Facility to modify various definitions.

The Credit Facility is secured by all of our assets and requires us to maintain two financial covenants: a fixed charge coverage ratio and a leverage ratio. The Credit Facility also contains various covenants relating to limitations on indebtedness, investments and acquisitions, mergers, consolidations, the sale of properties and liens and capital expenditures. In addition, the Credit Facility imposes limitations on our ability to pay dividends or distributions on any equity interests, declare any stock splits or reclassifications of our stock, apply any of our funds, property or assets to purchase, redeem or retire any of our equity interests, or to purchase, redeem or retire any of our options to purchase any of our equity interests. As a result of the limitations contained in the Credit Facility, all of the net assets on our consolidated balance sheet as of December 27, 2020 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default.

In December 2020, the outstanding balance of the Credit Facility was fully paid off. As of the loan pay off date, we were in compliance with all covenants under the Credit Facility. See “Long-Term Debt” in Note 10 to our consolidated financial statements included elsewhere in this Annual Report for additional details related to our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
	(in thousands)
Net cash provided by (used in) operating activities	$11,702	$(5,352)	$11,424
Net cash used in investing activities	(77,842)	(5,623)	(1,911)
Net cash provided by (used in) financing activities	94,410	434	(1,509)
Net increase (decrease) in cash and cash equivalents	$28,270	$(10,541)	$8,004

Operating Activities

In fiscal 2020, net cash provided by operating activities was $11.7 million and was primarily driven by net income of $8.8 million, total non-cash items of $6.7 million, and a decrease in net working capital items of $3.9 million.  Non-cash items primarily consisted of depreciation and amortization of $2.6 million, non-cash stock-based compensation expense of $2.5 million and deferred income taxes of $1.8 million.  The change in net working capital items was primarily due to a $1.8 million increase in accounts payable, a $0.2 million decrease in income taxes receivable, partially offset by a $2.3 million increase in prepaids and other current assets, a $4.7 million increase in accounts receivable, and a $1.2 million increase in accrued liabilities. The increases in prepaid expenses and other current assets were primarily due to prepaid insurance offset by a reduction in prepaid transaction costs associated with our IPO. The increases in accounts payable were primarily due to an increase in amounts due to our partner farms. The increases in accrued liabilities were primarily due to increases in accrued payroll and accrued promotions, offset by lower accruals related to the timing of vendor invoices.

In fiscal 2019, net cash used in operating activities was $5.4 million resulting primarily from net cash used in changes in our operating assets and liabilities of $12.2 million, partially offset by noncash charges of $3.5 million and net income of $3.3 million. Net cash used in changes in our operating assets and liabilities for fiscal 2019 consisted primarily of increases in inventories, accounts receivable, income taxes receivable and prepaid expenses and other current assets of $9.2 million, $6.2 million, $1.5 million and $0.6 million, respectively, partially offset by increases in accounts payable of $3.2 million and increases in accrued and other liabilities of $2.1 million. The increases in accounts receivable were primarily due to new customers and distribution centers, in addition to increased orders from our existing customers, while the increases in inventories were primarily due to a significant increase in egg inventory and packaging inventory to support anticipated demand. The increases in prepaid expenses and other current assets were primarily due to transaction costs associated with our IPO. The increases in accounts payable were primarily due to increase in amounts due to our partner farms for lost income as a result of removing birds from current flocks ahead of schedule and additional increases in shipping and packaging costs. The increases in accrued liabilities were primarily due to timing of vendor invoices.

In fiscal 2018, net cash provided by operating activities was $11.4 million resulting primarily from net income of $5.6 million, an increase in accounts payable of $4.9 million, an increase in accrued liabilities of $2.9 million and non-cash charges of $3.1 million, partially offset by an increase in accounts receivable of $3.6 million, an increase in inventory of $1.0 million, and an increase in prepaid expenses and other current assets of $0.5 million. The increases in accounts payable and accrued expenses were primarily due to increases in a payment associated with an over recovery of promotions related to a customer and overall increase to inventory purchases and payroll related costs associated with our continued growth. The increases in accounts receivable were primarily due to new customers and distribution centers, in addition to increased orders from our existing customers. The increases in prepaid expenses and other current assets were primarily due to our gain contingency in connection with our lawsuit settlement in which we were the plaintiff.

Investing Activities

In fiscal 2020, net cash used in investing activities was $77.8 million resulting primarily from $68.4 million of purchases of available-for-sale securities, $10.3 million of purchases of property, plant and equipment used in ongoing operations, offset by $0.8 million received from repayment of notes receivable from related parties.

In fiscal 2019, net cash used in investing activities was $5.6 million, resulting primarily from purchases of property, plant and equipment used in ongoing operations of $4.8 million and the issuance of notes receivable of $0.8 million to related parties.

In fiscal 2018, net cash used in investing activities was $1.9 million, resulting primarily from purchases of property, plant and equipment used in ongoing operations.

Financing Activities

In fiscal 2020, net cash provided by financing activities was $94.4 million which primarily consisted of net proceeds of $99.7 million from the issuance of common stock from our IPO, $6.5 million from borrowings under the Credit Facility, $0.3 million from the exercise of warrants and proceeds of $0.2 million from the exercise of stock options, partially offset by $11.6 million of repayments under our Credit Facility, and $0.5 million of repayments of our capital lease obligations.

In fiscal 2019, net cash provided by financing activities was $0.4 million, which primarily consisted of $15.0 million of gross proceeds from our issuance of common stock to Manna Tree Partners, less issuance costs of $0.9 million, proceeds of $1.3 million and $0.6 million under our revolving line of credit and equipment loan, respectively, and proceeds of $0.2 million from the exercise of stock options, partially offset by our repurchase of common stock of $14.3 million, $0.7 million of principal repayments in association with our Credit Facility, $0.4 million of deferred royalty payments related to our 2014 acquisition of certain assets of Heartland Eggs and $0.4 million of principal payments under our capital lease obligations.

In fiscal 2018, net cash used in financing activities was $1.5 million, primarily consisting of $0.4 million of deferred royalty payments related to our 2014 acquisition of certain assets of Heartland Eggs, $0.7 million of principal payments under our Credit Facility and $0.4 million of principal payments under our capital lease obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 27, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$798	$471	$327	$—	$—
Operating lease commitments	5,255	1,989	2,812	338	116
Total	$6,053	$2,460	$3,139	$338	$116

We purchase our egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent upon the quantity of eggs produced by the farms. As a result, these commitments have been excluded from the contractual obligations disclosed above. In addition, substantially all of the long-term supply contracts with farms contain components that meet the definition of embedded leases under ASC Topic 840, Leases. As total purchase commitments contained under these arrangements are variable, the amount attributable to the lease component are contingent rentals, and there are no minimum lease payments associated with these long-term supply contracts. See Note 18 to our consolidated financial statements included elsewhere in this Annual Report for additional details related to our long-term supply contracts with farms.

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

In December 2020, the outstanding balance of the Credit Facility was fully paid off.

Operating Lease Commitments

In May 2020, we entered into a lease agreement for warehouse space in Springfield, Missouri for 13,000 rentable pallet spaces. We have the option to exceed the 3,750 pallet spaces through September 30, 2023, the lease expiration date. The monthly lease payments, which include base rent charges of approximately $0.1 million, are subject to periodic rent increases through September 2023.

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

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and related notes thereto. The future effects of the COVID-19 pandemic on our results of operations, cash flows and financial position are unclear. However, we believe we have used reasonable estimates and assumptions in preparing the consolidated financial statements. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. Such estimates principally include revenue recognition, determination of useful lives for property and equipment, goodwill, contingent consideration, allowance for doubtful accounts, inventory obsolescence, valuation of common stock, stock option valuations, redeemable noncontrolling interest, accrual liabilities and income taxes.

The significant accounting policies and estimates used in preparation of the consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 29, 2019, and the notes thereto. Except as detailed in Note 2 to our consolidated financial statements included in this Annual Report, there have been no material changes to our significant accounting policies during the fiscal year ended December 27, 2020.

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies—Recently adopted accounting pronouncements” and     “—Recently issued accounting pronouncements not yet adopted” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report for a discussion of recent accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in raw materials, ingredients, inflation and interest rates.

Raw Materials Pricing Risk

The packaging materials used for our products include cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard. These raw materials are subject to price fluctuations that may create price risk. A hypothetical 10% increase or decrease in the weighted-average cost of these raw materials as of December 27, 2020 would have resulted in an increase or decrease to cost of sales for the year ended December 27, 2020 of approximately $1.6 million. We seek to mitigate the impact of raw materials cost increases by negotiating pricing agreements. We strive to offset the impact of raw materials cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Ingredient Risk

We source our pasture-raised eggs and milk for our products from our network of small family farms. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 98% of the laying hens in our network of family farms as of December 27, 2020, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Under the remainder of our contracts, we are directly responsible for purchasing feed. Either type of contract subjects us to risk of price fluctuations in feed ingredients, primarily consisting of corn and soy. We do not attempt to hedge against fluctuations in the prices of these ingredients by using future, forward, option or other derivative instruments. A hypothetical 10% increase or decrease in the weighted-average cost of these ingredients as of December 27, 2020 would have resulted in an increase or decrease to cost of sales for the year ended December 27, 2020 of approximately $3.4 million. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Interest Rate Risk

We are subject to interest rate risk in connection with our credit facility agreement with PNC Bank, National Association, or the Credit Facility. See the section titled “—Liquidity and Capital Resources—Credit Facility” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report. Based on the average interest rate on the instruments under the Credit Facility during the fiscal year ended December 27, 2020, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the fiscal year ended December 27, 2020.

Our interest-earning instruments also carry a degree of interest rate risk. As of December 27, 2020, we had cash and cash equivalents of 29.5 million and investments in available for sale securities of $68.4 million

We do not enter into investments for trading or speculative purposes  and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. We purchase certain equipment from foreign countries, and the cost related to this equipment is denominated in the currency of the applicable country. Additionally, to the extent our sourcing strategy changes or we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations for the fiscal year ended December 27, 2020.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Vital Farms, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vital Farms, Inc. and subsidiaries (the Company) as of December 27, 2020 and December 29, 2019, the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 27, 2020, and the related notes  (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2020 and December 29, 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 27, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Austin, Texas
March 24, 2021

VITAL FARMS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 27, 2020	December 29, 2019
Assets
Current assets:
Cash and cash equivalents	$29,544	$1,274
Investment securities available-for-sale	68,357	—
Accounts receivable, net	20,934	16,108
Inventories	12,902	12,947
Income taxes receivable	1,554	1,615
Prepaid expenses and other current assets	3,965	2,706
Total current assets	137,256	34,650
Property, plant and equipment, net	30,118	22,458
Notes receivable from related party	—	831
Goodwill	3,858	3,858
Deposits and other assets	142	151
Total assets	$171,374	$61,948
Liabilities, Redeemable Noncontrolling Interest, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,489	$13,510
Accrued liabilities	9,845	8,608
Current portion of long-term debt	—	2,160
Lease obligation, current	471	449
Contingent consideration, current	109	270
Total current liabilities	25,914	24,997
Long-term debt, net of current portion	—	2,896
Lease obligation, net of current portion	327	797
Contingent consideration, non-current	18	382
Deferred tax liabilities, net	2,537	755
Other liability, non-current	192	272
Total liabilities	28,988	30,099
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	175	175
Redeemable convertible preferred stock (Series B, Series C and Series D), $0.0001 par value per share; 0 and 8,192,876 shares authorized, issued, and outstanding as of December 27, 2020 and December 29, 2019; aggregate liquidation preference of $0 and $40,436 as of December 27, 2020 and December 29, 2019	—	23,036
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 and 40,348,565 shares authorized as of December 27, 2020 and December 29, 2019; 39,444,040 and 31,429,898 shares issued as of December 27, 2020 and December 29, 2019, respectively; 39,444,040 and 25,934,980 shares outstanding as of December 27, 2020 and December 29, 2019, respectively	5	3
Treasury stock, at cost, 5,494,918 common shares as of December 27, 2020 and December 29, 2019	(16,276)	(16,276)
Additional paid-in capital	144,311	19,593
Retained earnings	14,039	5,239
Accumulated other comprehensive loss	(31)	—
Total stockholders’ equity attributable to Vital Farms, Inc. stockholders	142,048	8,559
Noncontrolling interests	163	79
Total stockholders’ equity	$142,211	$8,638
Total liabilities, redeemable noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity	$171,374	$61,948

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Net revenue	$214,280	$140,733	$106,713
Cost of goods sold	139,752	97,856	71,894
Gross profit	74,528	42,877	34,819
Operating expenses:
Selling, general and administrative	47,396	29,526	19,437
Shipping and distribution	14,904	10,001	8,615
Total operating expenses	62,300	39,527	28,052
Income from operations	12,228	3,350	6,767
Other (expense) income, net:
Interest expense	(488)	(349)	(424)
Other (expense) income, net	(86)	1,417	9
Total other (expense) income, net	(574)	1,068	(415)
Net income before income taxes	11,654	4,418	6,352
Provision for income taxes	2,770	1,106	723
Net income	8,884	3,312	5,629
Less: Net income (loss) attributable to noncontrolling interests	84	927	(168)
Net income attributable to Vital Farms, Inc. common stockholders	$8,800	$2,385	$5,797
Net income per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.31	$0.09	$0.22
Diluted:	$0.27	$0.07	$0.16
Weighted average common shares outstanding:
Basic:	28,667,264	25,897,223	25,809,665
Diluted:	32,914,653	36,071,015	35,258,594

See accompanying notes to the consolidated financial statements

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Net income	$8,884	$3,312	$5,629
Other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of tax	(31)	—	—
Total comprehensive income	$8,853	$3,312	$5,629

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’ Equity Attributable to Vital Farms, Inc.	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Stockholders’	Interests	Equity
Balances at December 31, 2017	8,192,876	$23,036	$150	28,449,432	$3	(2,642,148)	$(1,987)	$3,605	$(2,943)	$—	$(1,322)	$(680)	$(2,002)
Issuance of redeemable noncontrolling interest	—	—	25	—	—	—	—	—	—	—	—	—	0
Exercise of stock options	—	—	—	12,546	—	—	—	40	—	—	40	—	40
Stock-based compensation expense	—	—	—	—	—	—	—	600	—	—	600	—	600
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	—	(168)	(168)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	5,797	—	5,797	—	5,797
Balances at December 30, 2018	8,192,876	$23,036	$175	28,461,978	$3	(2,642,148)	$(1,987)	$4,245	$2,854	$—	$5,115	$(848)	$4,267
Issuance of common stock, net of issuance costs of $903	—	—	—	2,815,012	—	—	—	14,097	—	—	14,097	—	14,097
Exercise of stock options	—	—	—	152,908	—	—	—	222	—	—	222	—	222
Repurchase of common stock	—	—	—	—	—	(2,852,770)	(14,289)	—	—	—	(14,289)	—	(14,289)
Stock-based compensation expense	—	—	—	—	—	—	—	1,029	—	—	1,029	—	1,029
Net income attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	—	927	927
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	2,385	—	2,385	—	2,385
Balances at December 29, 2019	8,192,876	$23,036	$175	31,429,898	$3	(5,494,918)	$(16,276)	$19,593	$5,239	$—	$8,559	$79	$8,638
Issuance of common stock pursuant to initial public offering, net of issuance costs of 12,215	—	—	—	5,040,323	1	—	—	98,670	—	—	98,671	—	98,671
Issuance of common stock upon conversion of preferred stock	(8,192,876)	(23,036)	—	8,192,876	1	—	—	23,035	—	—	23,036	—	23,036
Exercise of stock options	—	—	—	75,964	—	—	—	221	—	—	221	—	221
Exercise of warrant	—	—	—	196,800	—	—	—	283	—	—	283	—	283
Vested restricted stock	—	—	—	3,097	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	2,509	—	—	2,509	—	2,509
Net income attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	—	84	84
Other comprehensive loss, net		—	—	—	—	—	—	—	—	(31)	(31)	—	(31)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	8,800	—	8,800	—	8,800
Balances at December 27, 2020	—	$—	$175	44,938,958	$5	(5,494,918)	$(16,276)	$144,311	$14,039	$(31)	$142,048	$163	$142,211

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Cash flows provided by (used in) operating activities:
Net income	$8,884	$3,312	$5,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,550	1,921	1,437
Amortization of debt issuance costs	68	9	71
Bad debt (recovery) expense	(108)	304	—
Inventory provisions	16	189	200
Change in fair value of contingent consideration	(333)	70	92
Stock-based compensation expense	2,509	1,029	600
Loss on write-off of construction in progress	259	—	—
Deferred taxes	1,782	52	703
Non-cash interest income	(33)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,718)	(6,182)	(3,578)
Inventories	29	(9,270)	(1,042)
Income taxes receivable	61	(1,563)	—
Prepaid expenses and other current assets	(2,255)	(582)	(520)
Deposits and other assets	11	93	(63)
Accounts payable	1,807	3,192	4,946
Accrued liabilities and other liabilities	1,173	2,074	2,949
Net cash provided by (used in) operating activities	$11,702	$(5,352)	$11,424
Cash flows used in investing activities:
Purchases of property, plant and equipment	(10,300)	(4,799)	(1,940)
Purchases of available-for-sale debt securities	(68,388)	—	—
Proceeds from the sale of property, plant and equipment	—	7	29
Notes receivable provided to related parties	—	(4,031)	—
Repayment of notes receivable provided to related parties	846	3,200	—
Net cash used in investing activities	$(77,842)	$(5,623)	$(1,911)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	99,671	—	—
Proceeds from borrowings under term loan	5,000	—	—
Proceeds from borrowings under equipment loan	1,461	587	—
Proceeds from Paycheck Protection Program loan	2,593	—	—
Proceeds from issuance of redeemable noncontrolling interest	—	—	25
Proceeds from issuance of common stock, net of issuance costs	—	14,097	—
Proceeds from borrowings under revolving line of credit	—	1,325	—
Repayment of revolving line of credit	(1,325)	—	—
Repayment of equipment loan	(2,015)	—	—
Repayment of term loan	(8,245)	(671)	(671)
Repayment of Paycheck Protection Program loan	(2,593)	—	—
Repurchase of common stock	—	(14,289)	—
Payment of contingent consideration	(192)	(409)	(494)
Principal payments under finance lease obligation	(449)	(428)	(409)
Proceeds from exercise of stock options	221	222	40
Proceeds from exercise of warrant	283	—	—
Net cash provided by (used in) financing activities	$94,410	$434	$(1,509)
Net increase (decrease) in cash and cash equivalents	$28,270	$(10,541)	$8,004
Cash and cash equivalents at beginning of the period	1,274	11,815	3,811
Cash and cash equivalents at end of the period	$29,544	$1,274	$11,815
Supplemental disclosure of cash flow information:
Cash paid for interest	$414	$340	$356
Cash paid for income taxes	$2,214	$2,256	$20
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$167	$928	$199
Deferred offering costs in accounts payable and accrued liabilities	$—	$1,001	$—

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (“Vital Farms” or “the Company”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. Vital Farms packages, markets and distributes pasture-raised shell eggs, pasture-raised butter and other products. These products are sold under the trade names Vital Farms, Alfresco Farms, Lucky Ladies and RedHill Farms, primarily to retail foodservice channels in the United States.

Vital Farms Missouri, LLC, Backyard Eggs, LLC, Barn Door Farms, LLC and Sagebrush Foodservice, LLC are all wholly owned subsidiaries of Vital Farms. All significant intercompany transactions and balances have been eliminated in the audited consolidated financial statements.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. Therefore, the financial results of certain 53-week years will not be exactly comparable to the prior and subsequent 52-week years. The years ended December 27, 2020, December 29, 2019, and December 30, 2018 all contain operating results for 52 weeks.

Impact of COVID-19 Pandemic: Due to the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on the Company’s business. The Company does not currently anticipate that the COVID-19 pandemic will have a material impact on the timelines for the Company’s product development and expansion efforts. However, the extent to which the COVID-19 pandemic impacts the Company’s business, product development and expansion efforts, corporate development objectives and the value of and market for the Company’s common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and the effectiveness of actions taken globally to contain and treat the disease, including the roll-out of vaccines. The global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Forward Stock Split: In July 2020, the board of directors and the stockholders of the Company approved a 2.46-for-1 forward stock split of the Company’s outstanding common stock and preferred stock, which was effected on July 22, 2020. Stockholders entitled to fractional shares as a result of the forward stock split received a cash payment in lieu of receiving fractional shares. All common stock, preferred stock, and per share information has been retroactively adjusted to give effect to this forward stock split for all periods presented. Shares of common stock underlying outstanding stock options and other equity instruments were proportionately increased and the respective per share value and exercise prices, if applicable, were proportionately decreased in accordance with the terms of the agreements governing such securities. There were no changes in the par values of the Company’s common stock and preferred stock as a result of the forward stock split.

Initial Public Offering: In August 2020, the Company completed its initial public offering (“IPO”) of 10,699,573 shares of common stock at an offering price of $22.00 per share.  The Company offered 5,040,323 shares of common stock and the selling stockholders offered an additional 5,659,250 shares of common stock, including the underwriter’s option to purchase up to an additional 1,395,596 shares of common stock from the selling stockholders. The Company received gross proceeds of approximately $110,887 before deducting underwriting discounts, commissions and offering related transaction costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of the then-outstanding shares of preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. The consolidated financial statements as of December 27, 2020, including share and per share amounts, include the effects of the IPO.

Secondary Public Offering: In November 2020, the Company completed a secondary public offering of 5,000,000 shares of common stock from selling stockholders in which no proceeds from the sale of shares were received by the Company and the Company incurred $0.5 million of expenses.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates principally include revenue recognition, determination of useful lives for property and equipment, trade spend accruals, goodwill, allowance for doubtful accounts, inventory obsolescence, valuation of common stock prior to IPO, stock option valuations, accrual liabilities and income taxes. Actual results could differ from those estimates.

The Company does not currently anticipate that the COVID-19 pandemic will have a material impact on the timelines for the Company’s product development and expansion efforts and the Company’s corporate development objectives. However, future COVID-19 developments are highly uncertain and unpredictable at this time; therefore, our estimates and assumptions about future events cannot be determined with certainty and require the use of management’s judgment. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance related to the ongoing COVID-19 pandemic that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s consolidated financial statements.

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

Concentrations of Credit Risk and Significant Customers: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains deposits with large financial institutions that the Company believes are of high credit quality. At times the Company’s cash and cash equivalents balances with individual banking institutions are in excess of federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents balances.

As of December 27, 2020 and December 29, 2019, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net. During fiscal years 2020, 2019, and 2018 the Company also had customers that individually exceeded 10% or more of the Company’s net revenue. Significant customer information is presented below as follows:

	Net Revenue Year Ended December 27, 2020	Net Revenue Year Ended December 29, 2019	Net Revenue Year Ended December 30, 2018	Accounts Receivable, Net As Of December 27, 2020	Accounts Receivable, Net As Of December 29, 2019
Customer A	15%	35%	36%	8%	25%
Customer B	18%	*	*	20%	*
Customer C	12%	11%	10%	9%	*
Customer D	13%	14%	14%	15%	*

*Revenue and/or accounts receivable was less than 10%.

The decrease in net revenue for Customer A for fiscal 2020 is due a shift in our distribution channels to Customer B.

Cash and Cash Equivalents: The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. As of December 27, 2020, cash and cash equivalents consisted of cash on deposit with balances denominated in U.S. dollars and investments in money market funds.

Investment Securities: The Company accounts for its investment securities in accordance with ASC Topic 320, Investments-Debt and Equity Securities. The Company considers all of its debt securities for which there is a determinable fair market value, and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. We have classified these securities as current, because the amounts invested are available for current operations. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.

Variable Interest Entity: The Company consolidates all entities where a controlling financial interest exists. The Company has considered its relationships with a certain entity to determine whether the Company has a variable interest in that entity, and if so, whether the Company is the primary beneficiary of the relationship. GAAP requires variable interest entities (“VIEs”) to be consolidated if an entity’s interest in the VIE is a controlling financial interest. Under the variable model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and (ii) the obligations to absorb losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. The consolidation status of a VIE may change as a result of such reassessments. Changes in consolidation status are applied prospectively in accordance with GAAP.

Segment Information: The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of evaluating financial performance and allocating resources. All of the Company’s long-lived assets and customers are located in the United States.

Fair Value of Financial Instruments: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs that may be used to measure fair value are defined below:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 - Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying amounts of the Company’s long-term debt approximate the fair value based on consideration of current borrowing rates available to the Company (Level 2 input). The carrying values of accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

Accounts Receivable: Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. The Company establishes an allowance for doubtful accounts as losses are estimated to have occurred through a provision for bad debts charged to earnings. Losses are charged against the allowance when management believes the receivable is no longer collectible. These losses have been immaterial to date. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and is based on the credit risk of specific customers, past collection history, and management’s evaluation of accounts receivable. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As of December 27, 2020 and December 29, 2019 the Company recorded an allowance for doubtful accounts of $196 and $304 in the accompanying consolidated balance sheets.

Inventories: Inventories are stated at the lower of cost (determined under the first-in, first-out method) or net realizable value. Inventory includes eggs, butter, packaging, feed, laying hens, pullets, merchandise and equipment parts. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded in cost of goods sold with the offset to inventory. Any inventory that does not meet the quality control standards of the Company is separated and a reserve is recorded for the cost.

Property, Plant and Equipment, Net: Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. The general range of useful lives of other property, plant and equipment is as follows:

Estimated Useful Life
Land	N/A
Building and improvements	39 years
Vehicles	5 years
Machinery and equipment	2 to 7 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or 5 years

When assets are sold or retired, the cost and related accumulated depreciation or amortization of assets disposed of are removed from the accounts, with any resulting gain or loss recorded in income from operations in the consolidated statements of operations. Costs of repairs and maintenance are expensed as incurred.

Goodwill: Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually on the first day of the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s goodwill impairment test is performed at the enterprise level given the sole reporting unit.

The Company first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude that it is more likely than not that the fair value of the reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount, a quantitative goodwill assessment is required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported as impairment of goodwill in the consolidated statements of operations. To date, the Company has not recorded any impairment charges associated with its goodwill.

Impairment of Long-Lived Assets: The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects and the effects of obsolescence, demand, competition and other economic factors. The Company did not recognize an impairment loss during the years ended December 27, 2020, December 29, 2019, and December 30, 2018.

Contingent Consideration: In connection with the Company’s acquisition of certain assets of Heartland Eggs, LLC in 2014, the Company was required to make royalty payments to prior owners of certain assets of Heartland Eggs. The royalty payments are contingent on the Company’s future purchase of eggs from supplier contracts that were acquired in the certain assets of Heartland Eggs acquisition. The royalty payments are deemed to be contingent because the future egg purchases are not guaranteed, and the timing and amount of any such purchases are unknown. The fair value of the contingent consideration was determined at the acquisition date using unobservable inputs (Level 3 inputs). These inputs included projected financial information, market volatility, risk-adjusted discount rates and timing of contractual payments. Subsequent to the acquisition date, at each reporting date, the contingent consideration liability is remeasured to fair value with changes in fair value recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations.

Noncontrolling Interest: The Company recognizes noncontrolling interest related to VIEs, in which the Company is the primary beneficiary, as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income or loss attributable to noncontrolling interests is included in consolidated net income on the face of the consolidated statements of operations. Changes in the parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss. Affiliate equity interests where the Company has certain rights to demand settlement are presented at their current redemption values, as redeemable noncontrolling interest in the consolidated balance sheet. Because these transactions take place between entities under common control, any gains or losses attributable to these transactions are required to be included within additional paid-in-capital on the consolidated balance sheets.

Income Taxes: Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements. In estimating future tax consequences, the Company considers all expected future events other than enactment of changes in tax laws or rates. A valuation allowance is recorded, if necessary, to reduce net deferred tax assets to their realizable values if management does not believe it is more likely than not that the net deferred tax assets will be realized.

The Company follows the provisions of the authoritative guidance from the Financial Accounting Standards Board (“FASB”) on accounting for uncertainty in income taxes. These provisions provide a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under these provisions, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Assessing an uncertain tax position begins with the initial determination of the sustainability of the position and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed. Additionally, the Company must accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 27, 2020 and December 29, 2019 the Company had no accrued interest or penalties related to uncertain tax positions.

Net Income (Loss) per Share Attributable to Vital Farms, Inc. Common Stockholders: The Company applies the two-class method to compute basic and diluted net (loss) income per share attributable to the Company’s common stockholders when shares meet the definition of participating securities. The two-class method determines net income per share for each class of the Company’s common stock and Preferred Stock according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between the Company’s common stock and Preferred Stock based upon their respective rights to share in the earnings as if all income for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the Preferred Stock does not have a contractual obligation to share in the Company’s losses.

Basic net income per share attributable to the Company’s stockholders is computed by dividing net income by the weighted-average number of shares outstanding during the period without consideration of potentially dilutive common stock. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue shares of the Company’s common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless inclusion of such shares would be anti-dilutive. For periods in which the Company reports net losses, diluted net loss per common share attributable to the Company’s common stockholders is the same as basic net loss, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Revenue Recognition: The Company generates revenue primarily through sales of products, including pasture-raised eggs and butter, to its customers, which include natural channel retailers, mainstream channel retailers and foodservice partners. The Company sells its products to customers on a purchase-order basis.

Revenue is recognized when control of the product is transferred to the customer and the related performance obligation is satisfied, which typically occurs upon delivery of the product to the customer, for an amount that reflects the net consideration the Company expects to receive in exchange for delivering the product. We offer sales incentives through various programs to customers and allow deductions from our customers, which may include credits or discounts to customers in the event that products do not conform to customer specifications or expire at a customer’s site. The cost associated with promotions and chargebacks is estimated and recorded as a reduction in revenue and is recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of this cost therefore requires management judgement regarding the volume of promotional offers that will be redeemed. Differences between estimated cost and actual redemptions are recognized as a change in management estimate in a subsequent period.

Treasury Stock: The Company records treasury stock activities under the cost method whereby the cost of the acquired stock is recorded as treasury stock. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct the par value from the Company’s common stock and to reflect any excess of cost over par value as a reduction to additional paid-in capital (to the extent created by previous issuances of the shares).

Shipping and Distribution: The Company’s shipping and distribution costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment. Shipping and distribution costs were $14,904, $10,001, and $8,615 during the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively. Freight-in costs are included within Cost of Goods Sold and were $5,126, $3,012, and $2,976 during the years ended December 27, 2020, December 29, 2019 and December 30, 2018, respectively.

Stock-Based Compensation: The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards, over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the fair market value of the Company’s common stock, expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield.

Effective December 31, 2018, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment awards to nonemployees. As a result, stock-based awards granted to consultants and non-employees are accounted for in the same manner as awards granted to employees and directors as described above. The impact of adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

Prior to the adoption of ASU 2018-07, the Company recognized compensation expense for stock-based awards granted to consultants and non-employees over the shorter of the vesting period or the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model.

The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Advertising and Promotion Expenses: Advertising and promotion expenses consist primarily of production costs and the costs to communicate the advertisements to promote and market the Company’s products.  Production costs such as idea development, artwork, audio and video crews and other up-front development costs are expensed the first time the associated advertising campaign is launched or aired.  The costs to communicate the advertisements such as airtime and distribution costs are expensed as incurred.  During the years ended December 27, 2020, December 29, 2019, and December 30, 2018, the Company incurred advertising and promotion expenses of approximately $9,815, $10,320, and $4,613, respectively.

Emerging Growth Company Status: The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. The Company elected to use the extended transition period for complying with the adoption of new or revised accounting standards, and, as a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

Recently Adopted Accounting Pronouncements: In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The standard is effective for all entities for years and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2018-13 on December 30, 2019 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. The Company adopted ASU 2020-04 on March 12, 2020 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and also issued subsequent amendments to the initial guidance, ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10, ASU 2020-02, and ASU 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. An entity may adopt the guidance either (1) retrospectively to each prior reporting period presented in the financial statements with a cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company expects to adopt Topic 842 retrospectively at the beginning of the period of adoption, December 27, 2021, through a cumulative-effect adjustment, and will not apply the new standard to comparative periods presented. The new standard provides a number of practical expedients. Upon adoption, the Company expects to elect all of the practical expedients available. The Company is currently evaluating the impact of its pending adoption of Topic 842 on its consolidated financial statements. It is anticipated that the primary impact of the adoption of Topic 842 will be the recording of a right-of-use asset and lease liability of similar amount on the Company’s consolidated balance sheet.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 (collectively, “Topic 326”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For non-public companies, Topic 326 is effective for years beginning after December 15, 2022, including interim periods within those years. The Company expects to adopt Topic 326 on December 26, 2022. The Company is currently evaluating the impact of its pending adoption of Topic 326 on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for years beginning after December 15, 2021, and interim periods within years beginning after December 15, 2022. The Company expects to adopt ASU 2019-12 on December 26, 2022. Although the Company is currently evaluating the impact of the adoption of ASU 2019-12, the Company does not expect it to have a material impact on its consolidated financial statements.

3. Fair Value

The following tables presents information about the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 27, 2020, Using:
Liabilities:	Level 1	Level 2	Level 3	Total
Contingent consideration, current	$—	$—	$109	$109
Contingent consideration, non-current	—	—	18	18
Total liabilities measured at fair value	$—	$—	$127	$127

	Fair Value Measurements as of December 29, 2019, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration, current	$—	$—	$270	$270
Contingent consideration, non-current	—	—	382	382
Total liabilities measured at fair value	$—	$—	$652	$652

During the years ended December 27, 2020 and December 29, 2019, there were no transfers between fair value measurement levels.

During the years ended December 27, 2020 and December 29, 2019, the Company recognized unrealized (gains) and losses associated with the fair value of contingent consideration of $(333) and $70, respectively.

The following table provides a rollforward of the aggregate fair value of the Company’s contingent consideration, for which fair value is determined using Level 3 inputs:

Balance as of December 30, 2018	$991
Payment of contingent consideration	(409)
Change in fair value	70
Balance as of December 29, 2019	$652
Payment of contingent consideration	(192)
Change in fair value	(333)
Balance as of December 27, 2020	$127

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration:

Unobservable Input	December 27, 2020	December 29, 2019
Dozens of eggs supplied	1,885,660	10,367,830
Royalty rate per dozen eggs	$0.07	$0.07
Estimated royalty income	$132	$726
Discount interval (in years)	1.4	4.0

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Measurements as of December 27, 2020, Using:
	Level 1	Level 2	Level 3	Total
Assets:
US Corporate Bonds and US Denominated Foreign Bonds	$—	$58,630	$—	$58,630
Commercial Paper	—	6,697	—	6,697
Money Market	25,469	—	—	25,469
US Treasury	—	3,030	—	3,030
Total assets measured at fair value	$25,469	$68,357	$—	$93,826

4. Investment Securities

The following table summarizes the Company’s investment securities as of December 27, 2020, which were purchased in October 2020:

	Amortized Cost	Unrealized Losses	Fair Value
US Corporate Bonds and US Dollar Denominated Foreign Bonds	$58,671	$(41)	$58,630
Commercial Paper	6,697	—	6,697
US Treasury	3,030	—	3,030
Total	$68,398	$(41)	$68,357

Available-for-sale securities

In October 2020, the Company purchased available-for-sale debt securities of approximately $68,336. There were no proceeds from the sales or maturities of investments for the period from inception to year ended December 27, 2020. The securities incurred unrealized losses of $41 and related tax benefit of $10 for the year ended December 27, 2020.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of investment securities as of December 27, 2020 are as follows:

	Amortized Cost	Fair Value
Due within one year	$33,785	$33,773
Due in 1-5 years	34,613	34,584
Total available-for-sale	$68,398	$68,357

5. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Net Revenue:
Egg and egg related products	$196,695	$128,579	$98,967
Butter and butter related products	17,585	12,154	7,746
Net Revenue	$214,280	$140,733	$106,713

Net revenue is primarily generated from the sale of eggs and butter. Historically, the Company’s product offering was comprised of pasture-raised shell eggs, pasture-raised hard-boiled eggs and pasture-raised butter.  In 2019, the Company added both liquid whole eggs and clarified butter (“ghee”) to its product offerings. In August 2020, the Company added egg bites to its product offering.

The fiscal year ended December 27, 2020 includes revenue totaling $624 resulting from the reduction of a sales promotion incentive settled in Q2 2020 that related to a prior year’s gross sales.

6. Accounts Receivable

Accounts receivable, net was $20,934 and $16,108 as of December 27, 2020 and December 29, 2019, respectively.

As of December 27, 2020 and December 29, 2019, the Company recorded an allowance for doubtful accounts of $196 and $304, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 30, 2018	$—
Provisions Charged to Operating Results	(304)
Account Write-off and Recoveries	—
As of December 29, 2019	$(304)
Provisions Charged to Operating Results	(217)
Account Write-off and Recoveries	325
As of December 27, 2020	$(196)

7. Inventories

Inventory consisted of the following as of the periods presented:

	December 27, 2020	December 29, 2019
Eggs and egg related products	$6,407	$8,811
Butter and butter related products	3,347	646
Packaging	1,997	1,949
Other	1,151	1,541
	$12,902	$12,947

During the years ended December 27, 2020, December 29, 2019, and December 30, 2018, laying-hen costs amortized to cost of goods sold were approximately $375, $484, and $676, respectively.  On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirement to determine whether write-offs for excess or obsolete inventory reserves are required.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	December 27, 2020	December 29, 2019
Land	$525	$525
Buildings and improvements	14,297	14,241
Vehicles	551	454
Machinery and equipment	12,473	6,297
Leasehold improvements	973	483
Furniture and fixtures	447	422
Construction in progress	6,654	3,396
	35,920	25,818
Less: Accumulated depreciation and amortization	(5,802)	(3,360)
Property, plant and equipment, net	$30,118	$22,458

During the years ended December 27, 2020, December 29, 2019, and December 30, 2018, depreciation and amortization of property, plant and equipment was approximately $2,550, $1,921, and $1,437, respectively.

As of December 27, 2020 and December 29, 2019, machinery and equipment that was leased under capital leases and included in property, plant and equipment, net in the consolidated balance sheets was approximately $1,193 and $1,505, respectively.

9. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	December 27, 2020	December 29, 2019
Accrued promotions and expired product credits	$2,724	$2,038
Accrued grower payments	34	1,649
Accrued employee related costs	3,718	1,132
Accrued offering costs	123	385
Accrued distribution fees and freight	436	624
Accrued accounting and legal fees	238	86
Accrued marketing and commissions	739	887
Property, plant and equipment	502	964
Other	1,331	843
Accrued liabilities	$9,845	$8,608

10. Long-Term Debt

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

Subsequently, the terms of the Credit Facility were modified at various times throughout fiscal 2018-2020 which (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, and (iii) increased borrowing capacity.

Borrowings under the amended and restated Term Loan are repayable in monthly installments of principal and interest, followed by a balloon payment of all unpaid principal and accrued and unpaid interest due in July 2027. Interest on borrowings under the amended and restated Term Loan accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) LIBOR plus 3.25% or (ii) 2.25% plus the sum of the Federal Funds Open Rate plus 50 basis points and the Daily LIBOR Rate plus 100 basis points. In December 2020, all outstanding amounts under the Term Loan were fully paid off. As of December 29, 2019 the interest rate applicable to borrowings under the amended and restated Term Loan was 4.64%.

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

The Credit Facility is secured by all of the Company’s assets and requires the Company to maintain two financial covenants: a fixed charge coverage ratio and a leverage ratio. The Credit Facility also contains various covenants relating to limitations on indebtedness, dividends, investments and acquisitions, mergers, consolidations, the sale of properties and liens and capital expenditures. In addition, the Credit Facility imposes limitations on the Company’s ability to pay dividends or distributions on any equity interest, declare any stock splits or reclassifications of its stock, or apply any of its funds, property or assets to purchase, redeem or retire any of its equity interests or to purchase, redeem or retire any of its options to purchase any of its equity interests. As a result of the limitations contained in the Credit Facility, all of the net assets on the Company’s consolidated balance sheet as of December 27, 2020 are restricted in use. Vital Farms’ wholly owned subsidiaries are non-operating and do not hold any assets or liabilities; therefore, these subsidiaries have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. The Credit Facility also contains other customary covenants, representations and events of default. As of the pay-off date in December 2020, the Company was in compliance with all covenants under the Credit Facility.

Debt issuance costs associated with the Credit Facility are reflected as a reduction of the carrying value of long-term debt on the Company’s consolidated balance sheets and are being amortized to interest expense over the term of the Credit Facility using the effective interest method. During the years ended December 27, 2020, December 29, 2019, and December 30, 2018, the Company recognized interest expense of $488, $349, and $424 respectively, which includes amortization of debt issuance costs of $68, $9, and $71, respectively.

As of the periods presented, long-term debt, net of current portion, consisted of the following:

	December 27, 2020	December 29, 2019
Term Loan	$—	$3,245
Revolving Line of Credit	—	1,325
Equipment Loan	—	554
Less: current portion of long-term debt	—	(2,160)
Less: unamortized debt issuance costs	—	(68)
Long-term debt, net of current portion	$—	$2,896

Future principal payments for capital lease payments as of December 27, 2020 are as follows:

For Fiscal Period
2021	$471
2022	327
Total	$798

Amounts outstanding under the Company’s Revolving Line of Credit as of December 29, 2019 have been presented as current obligations under current portion of long-term debt in the Company’s consolidated balance sheets due to the Company’s ability and intent to repay the amounts within the next twelve months.

Paycheck Protection Program Loan: In April 2020, the Company received loan proceeds of approximately $2,593 under the Paycheck Protection Program (“PPP”) (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualified businesses for amounts up to 2.5 times of the average monthly payroll expenses for the qualifying business. The Company elected to not use any of the PPP Loan proceeds of $2,593 and repaid the entire balance of the PPP Loan in April 2020.

11. Redeemable Convertible Preferred Stock

Upon the closing of the IPO in August 2020, all of the then-outstanding shares of Preferred Stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of Preferred Stock outstanding.

As of December 29, 2019, the Company’s amended and restated certificate of incorporation authorized the Company to issue 8,192,876 shares, par value $0.0001 per share, of preferred stock, of which 2,728,018 shares were designated Series B redeemable convertible preferred stock, 2,464,466 shares were designated Series C redeemable convertible preferred stock, and 3,000,392 shares were designated Series D redeemable convertible preferred stock (collectively, the “Preferred Stock”).

12. Common Stock and Common Stock Warrant

Common Stock: As of December 27, 2020, Vital Farms’ amended and restated certificate of incorporation authorized the Company to issue 39,444,040 shares of common stock, par value $0.0001 per share.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 27, 2020	December 29, 2019
Conversion of outstanding shares of redeemable convertible preferred stock	—	8,192,876
Warrants to purchase common stock	—	196,800
Options to purchase common stock	5,815,684	5,413,064
Restricted stock units	45,000	—
Shares available for grant under the 2013 Incentive Plan	—	240,079
Shares available for grant under the 2020 Incentive Plan	7,615,143	—
Total	13,475,827	14,042,819

Common Stock Warrant: In June 2015, the Company issued a warrant to the guarantor of a line of credit agreement that was entered into in 2015.  During 2017 the line of credit matured and was repaid in full. The guarantor was also the Company’s Chief Executive Officer. The warrant provided for the purchase of a total of 196,800 shares of Vital Farms common stock at an exercise price of $1.43 per share. The warrant was scheduled to expire on the earlier of June 12, 2020 or the completion of the IPO. At the time of issuance, the Company classified the warrant as equity in its consolidated balance sheets. On June 9, 2020, the guarantor exercised the warrant to purchase 196,800 shares of the Company’s common stock resulting in net proceeds of approximately $282.

13. Stock-Based Compensation

As of December 27, 2020, 7,615,143 shares were available for future grants of the Company’s common stock.

The following table summarizes the Company’s stock option activity since December 29, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 29, 2019	5,413,064	$3.73	7.3	$60,059
Granted	985,519	$22.98
Exercised	(66,062)	$2.85		$1,022
Cancelled	(516,837)	$3.76
Outstanding as of December 27, 2020	5,815,684	$6.87	6.7	$112,762
Options exercisable as of December 27, 2020	2,751,727	$2.59	4.7	$63,031
Options vested and expected to vest as of December 27, 2020	5,815,684	$6.87	6.7	$112,762

The fair value of shares vested during the fiscal year ended December 27, 2020 was $3,320.

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted the Vital Farms, Inc. 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. On January 1, 2021, 1,577,761 shares of common stock were added to the available reserve pursuant to this provision.  During the fiscal year ended December 27, 2020, the Company granted stock options to purchase an aggregate of 985,519 shares of common stock to participants with a weighted average exercise price of $22.98 per share.

Employee Stock Purchase Plan: In July 2020, the board of directors adopted the Vital Farms Inc. 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Vital Farms board of directors. On January 1, 2021, 394,440 shares of common stock were added to the available reserve pursuant to this provision. The Company’s board of directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2020 ESPP during a specific offering period. As of December 27, 2020, no offerings have been approved.

Restricted Stock Units: In August 2020, the Company granted a restricted stock unit (“RSU”) for 7,500 shares of the Company’s common stock to each person who was a non-employee director as of the IPO date, for a total of 45,000 RSUs (“IPO Initial Grant”). Each IPO Initial Grant will vest in three equal installments on the day before each of the first, second and third Annual Meeting of the Stockholders that occurs following the IPO Date, subject to the Non-Employee Director’s Continuous Service (as defined in the 2020 Incentive Plan) on each vesting date. Additionally, the Company granted a fully vested RSU for 3,097 shares to an employee in October 2020.

The following table summarizes the Company’s restricted stock unit activity since December 29, 2019:

	Number of RSUs	Weighted- Average Exercise Price
Outstanding as of December 29, 2019	—	$—
Granted	48,097	$37.63
Vested	(3,097)	$37.97
Cancelled	—	$—
Outstanding as of December 27, 2020	45,000	$37.61

During the years ended December 27, 2020, December 29, 2019, and December 30, 2018, the Company recognized stock-based compensation expense of $2,509, $1,029, and $600, respectively. The Company records stock-based compensation expense in selling, general and administrative expenses.

As of December 27, 2020, total unrecognized stock-based compensation expense related to unvested stock options was $11,494, which is expected to be recognized over a weighted-average period of 2.0 years.

14. Income Taxes

For the years ended December 27, 2020, December 29, 2019, and December 30, 2018 the provision for income taxes consisted of the following:

	December 27, 2020	December 29, 2019	December 30, 2018
Current:
Federal	$587	$867	$—
State	412	187	3
Deferred:
Federal	1,677	(88)	794
State	94	140	(74)
Provision for income taxes	$2,770	$1,106	$723

The reconciliation of the federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	December 27, 2020	December 29, 2019	December 30, 2018
Provision (benefit) at statutory rate at 21%	$2,446	$929	$1,334
State income taxes	300	258	182
Non-deductible costs	211	604	129
Charitable deduction	(206)	(629)	—
Change in deferred tax asset valuation allowance	(138)	23	(655)
Other, net	157	(79)	(267)
Provision for income taxes	$2,770	$1,106	$723

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities at December 27, 2020, December 29, 2019 and December 30, 2018 were comprised of the following:

	December 27, 2020	December 29, 2019	December 30, 2018
Deferred tax assets:
Accrued expenses	$1,144	$688	$844
Inventory reserve	32	110	108
Net operating loss carryforwards	27	31	230
Charitable contributions	322	760	—
Other	632	378	105
Total deferred tax assets	2,157	1,967	1,287
Less: Valuation allowance	—	(138)	(115)
Net deferred tax assets	$2,157	$1,829	$1,172
Deferred tax liabilities:
Prepaid expenses	$906	$361	$92
Property and equipment	3,497	2,223	1,783
Intangibles	291	—	—
Total deferred tax liabilities	4,694	2,584	1,875
Net deferred tax liabilities	$2,537	$755	$703

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered, including the Company’s current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carry back and carry forward periods and tax planning strategies that might be implemented. Management considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The net change in the total valuation allowance for the year ended December 27, 2020 was a decrease of approximately $138.

The activity in the Company’s deferred tax asset valuation allowance for the years ended December 27, 2020, December 29, 2019 and December 30, 2018 was as follows:

	December 27, 2020	December 29, 2019	December 30, 2018
Valuation allowance as of beginning of year	$138	$115	$770
Increases recorded to income tax provision	—	23	40
Decreases recorded as benefit to income tax provision	(138)	—	(695)
Valuation allowance as of end of year	$-	$138	$115

As of December 27, 2020, the Company had unrecognized tax benefits, which represent the aggregate tax effect of the differences between tax return positions and the benefits recognized in the Company’s financial statements. At December 27, 2020, all  of the unrecognized tax benefits, if recognized, would affect the Company’s annual effective tax rate. The unrecognized tax benefits are long-term in nature.

The following table reflects changes in gross unrecognized tax benefits:

	December 27, 2020	December 29, 2019	December 30, 2018
Gross tax contingencies as of beginning of year	$272	$314	$201
Increase in gross tax contingencies	219	—	113
Decrease in gross tax contingencies	(272)	(42)	—
Gross tax contingencies as of end of year	$219	$272	$314

The Company files a U.S. federal income tax return, as well as income tax returns in various states.  Tax years 2017 through 2020 remain open to examination by the tax jurisdictions to which the Company is subject, with certain state taxing jurisdictions being open back to 2016.

15. Net Income Per Share

Basic and diluted net income per share attributable to the Company’s common stockholders were calculated as follows:

	Fiscal Year Ended
	December 27, 2020	December 29, 2019	December 30, 2018
Numerator:
Net income	$8,884	$3,312	$5,629
Less: Net income (loss) attributable to noncontrolling interests	84	927	(168)
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$8,800	$2,385	$5,797
Denominator:
Weighted average common shares outstanding — basic	28,667,264	25,897,223	25,809,665
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	4,142,947	1,826,084	1,135,883
Effect of potentially dilutive common stock warrants	82,993	154,832	120,170
Effect of potentially dilutive restricted stock units	21,449	—	—
Effect of potentially dilutive redeemable convertible preferred stock	—	8,192,876	8,192,876
Weighted average common shares outstanding — diluted	32,914,653	36,071,015	35,258,594
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.31	$0.09	$0.22
Diluted	$0.27	$0.07	$0.16

For the years ended December 27, 2020 and December 29, 2019, options to purchase 826,883 shares of common stock and 0 shares of common stock, respectively, were excluded from the computation of diluted net income per share attributable to the Company’s common stockholders because including them would have been antidilutive.

16. Commitments and Contingencies

Operating Leases: As of December 27, 2020, the Company was leasing 9,082 square feet of office space and parking spaces in Austin, Texas. The lease expires in April 2026. The Company has the option to extend the lease agreement for successive periods of up to five years. The monthly lease payments, which include base rent charges of $19, are subject to periodic rent increases through April 2026.

As of December 27, 2020, the Company was leasing warehouse space in Webb City, Missouri for 5,000 rentable pallet spaces. The monthly lease payments include base rent charges of $55. In October 2020, the lease was amended to terminate the agreement effective on December 31, 2020.

As December 27, 2020, the Company was leasing warehouse space in Springfield, Missouri for 3,750 rentable pallet spaces. The Company has the option to exceed the 3,750 pallet spaces through September 30, 2023, the lease expiration date. The monthly lease payments, which include base rent charges of $85, are subject to periodic rent increases through September 2023.

The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. During the years ended December 27, 2020, December 29, 2019, and December 30, 2018, the Company recognized rent expense, including associated common area maintenance charges, of $444, $358, and $359, respectively.

As of December 27, 2020, future minimum lease payments under noncancelable operating leases are as follows:

2021	$1,989
2022	1,362
2023	1,121
2024	329
Thereafter	454
Total	$5,255

Supplier Contracts: The Company purchases its egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent upon the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts. In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 840, Leases. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. As total purchase commitments contained in these arrangements are variable, the amounts attributable to the lease components are contingent rentals; there are no minimum lease payments associated with these long-term supply contracts. As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase costs of eggs, which includes costs associated with the eggs and the corresponding costs of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers. During the years ended December 27, 2020, December 29, 2019, and December 30, 2018, the Company recognized total costs associated with its long-term supply contracts with farms of $84,537, $54,380, and $41,728, respectively.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 27, 2020, the Company has not incurred any material costs as a result of such indemnifications.

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

In January 2019, Ovabrite Inc. (“Ovabrite”) settled claims made pursuant to a lawsuit in which Ovabrite was the defendant and a countersuit in which Ovabrite was the plaintiff and recorded a related gain of $1,200, which is included in other income in the consolidated statements of operations.

17. Related Party Transactions

Guarantor Warrant: The Company’s executive chairman and former Chief Executive Officer (the “Guarantor”) guaranteed the Company’s obligations under a line of credit agreement that was entered into in 2015 and that matured and was repaid in full in 2017. The Company issued a warrant to purchase 196,800 shares of the Company’s common stock at an exercise price of $1.43 to the Guarantor in exchange for his guaranty. See Note 12, “Common Stock and Common Stock Warrant.” The warrant expired on the earlier of June 12, 2020 or the completion of the IPO. In June 2020, the Guarantor exercised the warrant to purchase 196,800 shares of the Company’s common stock resulting in net proceeds of approximately $282.

Ovabrite: Ovabrite is a related party because its founders are stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairman and member of the Company’s board of directors. Since Ovabrite’s incorporation in November 2016, the Company is deemed to have had a variable interest in Ovabrite, and Ovabrite is deemed to have been a VIE, of which the Company is the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation. The Ovabrite entity is immaterial as of the year ended December 27, 2020.

Notes Receivable from Related Parties: In February 2019, the Company issued promissory notes in the aggregate amount of $4,000 to its founder and a former member of the board of directors that is currently a board observer, both of whom are also stockholders of the Company. The promissory notes bear monthly interest at LIBOR plus 2.0% and mature on the earlier of August 7, 2022 or the date of closing of a liquidity transaction which is defined as a merger, consolidation or sale of the Company’s assets or such time as the notes would be prohibited by the Sarbanes-Oxley Act (“Promissory Note Maturity Date”). All unpaid principal and accrued and unpaid interest are due on the Promissory Note Maturity Date. The borrower may prepay all or any portion of the promissory note at any time without premium or penalty. In November 2019, $3,200 of the promissory notes were repaid.

In August 2020, the remaining $800 of the promissory notes were repaid.  During the years ended December 27, 2020, December 29, 2019, the Company recorded interest income of $97and $146, respectively, in connection with the promissory notes.

Manna Tree Partners: In March 2019 and April 2019, the Company issued and sold an aggregate of 2,815,012 shares of common stock at a purchase price of $5.3286 per share, for an aggregate purchase price of $15,000, to entities associated with Manna Tree Partners. The co-founder and chief operating officer of Manna Tree Partners is a member of the Company’s board of directors.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. (“Sandpebble”) for project management and related services associated with the construction and expansion of Egg Central Station. The owner and principal of Sandpebble is the father of an executive of the Company. In connection with the services described above, the Company paid Sandpebble $842, $556, and $211 in 2020, 2019, and 2018, respectively. Amounts paid to Sandpebble are included in property, plant and equipment.

Whole Foods Market, Inc: A member of the Company’s board of directors is an executive vice president and senior advisor at Whole Foods. The Company serves the majority of its natural channel retail customers through food distributors, such as US Foods Inc. and United Natural Foods, Inc. who purchase, store, sell and deliver products to Whole Foods Market, Inc. While the Company cannot precisely determine its specific revenue attributable to Whole Foods, it is a significant customer.

18. 401(K) Savings Plan

The Company established a defined contribution savings plan in 2017 under Section 401(k) of the Internal Revenue Code of 1986, as amended. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. During the years ended December 27, 2020, December 29, 2019 and December 30, 2018, the Company made contributions totaling $401, $246, and $245 respectively, to the plan.

19. Quarterly Results of Operations (Unaudited)

The following table presents selected unaudited quarterly financial data for each full quarterly period in fiscal 2020 and 2019:

	Fiscal Quarter Ended
	March 29, 2020	June 28, 2020	September 27, 2020	December 27, 2020	March 31, 2019	June 30, 2019	September 29, 2019	December 29, 2019
Consolidated Statements of Operations Data:
Net revenue	$47,579	$59,341	$53,367	$53,993	$32,945	$32,285	$34,082	$41,421
Cost of goods sold	31,724	36,643	35,017	36,368	21,439	21,285	23,484	31,648
Gross profit	15,855	22,698	18,350	17,625	11,506	11,000	10,598	9,773
Operating expenses:
Selling, general and administrative	9,678	9,970	12,185	15,563	5,164	4,758	7,069	12,535
Shipping and distribution	3,274	3,666	3,752	4,212	2,079	2,333	2,345	3,244
Total operating expenses	12,952	13,636	15,937	19,775	7,243	7,091	9,414	15,779
Income from operations	2,903	9,062	2,413	(2,150)	4,263	3,909	1,184	(6,006)
Other (expense) income, net:
Interest expense	(158)	(97)	(110)	(123)	(86)	(79)	(85)	(99)
Other income (expense), net	20	(181)	(21)	96	1,269	53	47	48
Total other (expense) income, net	(138)	(278)	(131)	(27)	1,183	(26)	(38)	(51)
Net income (loss) before income taxes	2,765	8,784	2,282	(2,177)	5,446	3,883	1,146	(6,057)
Provision for income taxes	831	2,848	620	(1,529)	1,421	1,095	323	(1,733)
Net income (loss)	1,934	5,936	1,662	(648)	4,025	2,788	823	(4,324)
Less: Net (loss) income attributable to noncontrolling interests	(11)	(28)	(15)	138	967	(11)	(6)	(23)
Net income (loss) attributable to Vital Farms, Inc. Common stockholders, basic and diluted	$1,945	$5,964	$1,677	$(786)	$3,058	$2,799	$829	$(4,301)
Net income (loss) per share attributable to Vital Farms, Inc. common stockholders:
Basic:	$0.07	$0.23	$0.05	$(0.02)	$0.12	$0.11	$0.03	$(0.17)
Diluted:	$0.05	$0.16	$0.04	$(0.02)	$0.09	$0.08	$0.02	$(0.17)
Weighted average shares used to compute net income (loss) per share attributable to Vital Farms, Inc. common stockholders:
Basic:	25,942,277	26,007,459	34,044,994	39,441,561	26,221,974	26,440,796	25,929,923	25,932,394
Diluted:	37,118,484	37,896,742	39,111,018	39,441,561	35,766,018	36,241,488	37,472,406	25,932,394

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In 2019, we engaged new auditors as our independent accountants to audit our financial statements. Our board of directors approved the change of accountants to KPMG LLP, and we dismissed RSM US LLP on August 19, 2019.

The independent auditor’s report on our consolidated financial statements prepared by RSM US LLP under auditing standards generally accepted in the United States of America for the 2018 fiscal year did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were (i) no disagreements with RSM US LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RSM US LLP, would have caused RSM US LLP to make reference to the subject matter of the disagreements in connection with its report and (ii) no reportable events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K issued by the SEC, in connection with the audit of our financial statements for the 2018 fiscal year and the subsequent period through the replacement of RSM US LLP with KPMG LLP.

Neither we nor anyone acting on our behalf consulted with KPMG LLP at any time prior to their retention by us as our independent registered public accounting firm regarding any of the matters described in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

We have provided RSM US LLP with a copy of the disclosures set forth under the heading “Changes in Independent Registered Public Accounting Firm” included in this Annual Report and have requested that RSM US LLP furnish a letter addressed to the SEC stating whether or not RSM US LLP agrees with statements related to them made by us under the heading “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” in this Annual Report. A copy of that letter is filed as Exhibit 16.1 hereto.

Item 9A. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2020. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

 This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our proxy statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission, or SEC, within 120 days after the end of our fiscal year ended December 27, 2020, or the 2021 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information” in our 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2021 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2021 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

Reference is made to the financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.

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

4.1

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239772), filed with the Commission on July 24, 2020).

4.2

Ninth Amended and Restated Stockholders Agreement, by and among the Company and certain of its stockholders, dated July 6, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

4.3*	Description of Registered Securities
10.1+	2013 Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).
10.2+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.3+

Forms of Grant Notice, Stock Option Agreement and Stock Purchase Agreement under the 2013 Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.4+	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Company’s Registration on Form S-8 (File No. 333-240258), filed with the SEC on July 31, 2020).
10.5+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.6+

Forms of Employee Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.7+

Forms of Non-Employee Director Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.8+	2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.12 to the Company’s Registration on Form S-8 (File No. 333-240258), filed with the SEC on July 31, 2020).
10.9+

Form of Indemnity Agreement, by and between the Registrant and each director and executive officer (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.10+

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the Commission on November 10, 2020).

10.11+

Amended and Restated Employment Agreement between the Registrant and Russell Diez-Canseco, dated as of July 9, 2020 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.12+

Amended and Restated Offer Letter between the Registrant and Jason Dale, dated as of July 9, 2020 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.13+	Offer Letter between the Registrant and Bo Meissner, dated as of June 30, 2020.
10.14+

Amended and Restated Offer Letter between the Registrant and Scott Marcus, dated as of July 7, 2020 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.15+	Offer Letter between the Registrant and Peter Pappas, dated as of October 30, 2020.
10.16

Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated October 4, 2017 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.17

First Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated April 13, 2018 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.18

Second Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated April 28, 2018 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.19

Third Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated February 7, 2019 (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.20

Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated February 24, 2020 (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.21

Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated May 11, 2020 (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.22

Amended and Restated Revolving Credit Note executed and delivered by the Registrant and the Borrowers party thereto, dated May 11, 2020 (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.23

Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated June 18, 2020 (incorporated herein by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.24

Amended and Restated Term Loan Note executed and delivered by the Registrant and the Borrowers party thereto, dated June 18, 2020 (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.25

Seventh Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated July 8, 2020 (incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

10.26*

Eighth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated October 5, 2020.

16.1*	Letter from RSM US LLP to the Securities and Exchange Commission, dated March 24, 2021.
21.1	List of Subsidiaries of Company (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-239772), filed with the Commission on July 9, 2020).

23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL FARMS, INC.

Date: March 24, 2021	By:	/s/ Russell Diez-Canseco
	Name:	Russell Diez-Canseco
	Title:	President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Russell Diez-Canseco and Bo Meissner, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell Diez-Canseco	President, Chief Executive Officer and Director	March 24, 2021
Russell Diez-Canseco	(Principal Executive Officer)

/s/ Bo Meissner	Chief Financial Officer	March 24, 2021
Bo Meissner	(Principal Financial Officer)

/s/ Jeffery S. Dawson	Chief Accounting Officer	March 24, 2021
Jeffery S. Dawson	(Principal Accounting Officer)

/s/ Matthew O’Hayer	Executive Chairman and Director	March 24, 2021
Matthew O’Hayer

/s/ Kofi Amoo-Gottfried	Director	March 24, 2021
Kofi Amoo-Gottfried

/s/ Brent Drever	Director	March 24, 2021
Brent Drever

/s/ Glenda Flanagan	Director	March 24, 2021
Glenda Flanagan

/s/ Kelly Kennedy	Director	March 24, 2021
Kelly Kennedy

/s/ Karl Khoury	Director	March 24, 2021
Karl Khoury