Form 10-Q
period 2021-03-28
Vital Farms, Inc.
filed 2021-05-11
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2021

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

As of May 6, 2021, the registrant had 39,965,152 shares of common stock, $0.0001 par value per share, outstanding.

Table of Contents

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
•

the effects of the ongoing COVID-19 pandemic, or of other global outbreaks of pandemics or contagious diseases or fear of such outbreaks, including on our supply chain, the demand for our products, and on overall economic conditions and consumer confidence and spending levels;

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

i

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

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 28, 2021	December 27, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,101	$29,544
Investment securities	67,787	68,357
Accounts receivable, net	18,262	20,934
Inventories	11,280	12,902
Income taxes receivable	2,002	1,554
Prepaid expenses and other current assets	2,472	3,965
Total current assets	136,904	137,256
Property, plant and equipment, net	32,920	30,118
Goodwill	3,858	3,858
Deposits	142	142
Total assets	$173,824	$171,374
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,227	$15,489
Accrued liabilities	8,731	9,845
Lease obligation, current	476	471
Contingent consideration, current	87	109
Total current liabilities	23,521	25,914
Lease obligation, net of current portion	206	327
Contingent consideration, non-current	4	18
Deferred tax liabilities, net	2,680	2,537
Other liability, non-current	191	192
Total liabilities	26,602	28,988
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	175	175
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of March 28, 2021 (unaudited) and December 27, 2020; 39,744,306 and 39,444,040 shares issued and outstanding as of March 28, 2021 (unaudited) and December 27, 2020, respectively	5	5
Treasury stock, at cost, 5,494,918 common shares as of March 28, 2021 (unaudited) and December 27, 2020	(16,276)	(16,276)
Additional paid-in capital	145,689	144,311
Retained earnings	17,530	14,039
Accumulated other comprehensive loss	(53)	(31)
Total stockholders’ equity attributable to Vital Farms, Inc. stockholders	146,895	142,048
Noncontrolling interests	152	163
Total stockholders’ equity	$147,047	$142,211
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$173,824	$171,374

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended
	March 28, 2021	March 29, 2020
Net revenue	$58,545	$47,579
Cost of goods sold	37,215	31,724
Gross profit	21,330	15,855
Operating expenses:
Selling, general and administrative	13,183	9,678
Shipping and distribution	5,063	3,274
Total operating expenses	18,246	12,952
Income from operations	3,084	2,903
Other income (expense), net:
Interest expense	(18)	(158)
Other income, net	110	20
Total other income (expense), net	92	(138)
Net income before income taxes	3,176	2,765
(Benefit) provision for income taxes	(304)	831
Net income	3,480	1,934
Less: Net loss attributable to noncontrolling interests	(11)	(11)
Net income attributable to Vital Farms, Inc. common stockholders	$3,491	$1,945
Net income per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.09	$0.07
Diluted:	$0.08	$0.05
Weighted average common shares outstanding:
Basic:	39,536,928	25,942,277
Diluted:	43,509,371	37,118,484

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 28, 2021	March 29, 2020
Net income	$3,480	$1,934
Other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of tax	(22)	—
Total comprehensive income	$3,458	$1,934

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Treasury Stock					Total Stockholders’ Equity Attributable
	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 27, 2020	$175	44,938,958	$5	(5,494,918)	$(16,276)	$144,311	$14,039	$(31)	$142,048	$163	$142,211
Exercise of stock options	—	300,266	—	—	—	525	—	—	525	—	525
Stock-based compensation expense	—	—	—	—	—	853	—	—	853	—	853
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss, net	—	—	—	—	—	—	—	(22)	(22)	—	(22)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	3,491	—	3,491	—	3,491
Balances as of March 28, 2021	175	45,239,224	$5	(5,494,918)	$(16,276)	145,689	$17,530	$(53)	$146,895	$152	$147,047

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock				Total Stockholders’ Equity Attributable
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 29, 2019	8,192,876	$23,036	$175	31,429,898	$3	(5,494,918)	$(16,276)	$19,593	$5,239	$8,559	$79	$8,638
Exercise of stock options	—	—	—	7,558	—	—	—	10	—	10	—	$10
Stock-based compensation expense	—	—	—	—	—	—	—	448	—	448	—	448
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	1,945	1,945	—	1,945
Balances as of March 29, 2020	8,192,876	$23,036	$175	31,437,456	$3	(5,494,918)	$(16,276)	$20,051	$7,184	$10,962	$68	$11,030

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 28, 2021	March 29, 2020
Cash flows provided by operating activities:
Net income	$3,480	$1,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	785	456
Bad debt recovery	(45)	(116)
Stock-based compensation expense	853	448
Deferred taxes	142	413
Other	(58)	75
Changes in operating assets and liabilities:
Accounts receivable	2,717	(2,953)
Inventories	1,636	726
Income taxes (receivable) payable	(449)	413
Prepaid expenses and other current assets	1,492	619
Deposits and other assets	—	(27)
Accounts payable	(1,402)	1,434
Accrued liabilities and other liabilities	(1,111)	(2,575)
Net cash provided by operating activities	$8,040	$847
Cash flows used in investing activities:
Purchases of property, plant and equipment	(3,451)	(4,269)
Purchases of available-for-sale debt securities	(14,409)	—
Sales, maturities, and call redemptions of available-for-sale debt securities	15,010	—
Net cash used in investing activities	$(2,850)	$(4,269)
Cash flows provided by financing activities:
Proceeds from borrowings under term loan	—	3,907
Proceeds from borrowings under equipment loan	—	1,461
Repayment of equipment loan	—	(49)
Repayment of term loan	—	(168)
Payment of contingent consideration	(42)	(47)
Payment of deferred offering costs	—	(1,145)
Principal payments under finance lease obligation	(116)	(110)
Proceeds from exercise of stock options	525	10
Net cash provided by financing activities	$367	$3,859
Net increase in cash and cash equivalents	$5,557	$437
Cash and cash equivalents at beginning of the period	29,544	1,274
Cash and cash equivalents at end of the period	$35,101	$1,711
Supplemental disclosure of cash flow information:
Cash paid for interest	$20	$136
Cash paid for income taxes	$—	$5
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$140	$—
Deferred offering costs in accounts payable and accrued liabilities	$—	$444

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (“Vital Farms”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. Vital Farms packages, markets and distributes pasture-raised shell eggs, pasture-raised butter and other products. These products are sold under the trade names Vital Farms, Alfresco Farms, Lucky Ladies and RedHill Farms, primarily to retail and foodservice channels in the United States.

Vital Farms Missouri, LLC, Backyard Eggs, LLC, Barn Door Farms, LLC and Sagebrush Foodservice, LLC are all wholly owned subsidiaries of Vital Farms (collectively referred to with Vital Farms as the “Company”). All significant intercompany transactions and balances have been eliminated in the Vital Farms unaudited condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements as of March 28, 2021 and for the 13-week periods ended March 28, 2021 and March 29, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Vital Farms, its subsidiaries and a variable interest entity (“VIE”) in which Vital Farms has a variable interest and is the primary beneficiary. The noncontrolling interest attributable to the VIE is presented as a component separate from stockholders’ equity in the unaudited condensed consolidated balance sheets. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on our Annual Report on Form 10-K and the notes thereto for the fiscal year ended December 27, 2020.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of March 28, 2021, consolidated results of operations for the 13-week periods ended March 28, 2021 and March 29, 2020, and consolidated cash flows for the 13-week periods ended March 28, 2021 and March 29, 2020. Such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the 13-week period ended March 28, 2021 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 26, 2021.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended March 28, 2021 and March 29, 2020 both contain operating results for 13 weeks.

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

Initial Public Offering: In August 2020, the Company completed its initial public offering (“IPO”) of 10,699,573 shares of common stock at an offering price of $22.00 per share.  The Company offered 5,040,323 shares of common stock and the selling stockholders identified in the Prospectus offered an additional 5,659,250 shares of common stock, including the underwriter’s option to purchase up to an additional 1,395,596 shares of common stock from the selling stockholders. The Company received gross proceeds of approximately $110,887 before deducting underwriting discounts, commissions and offering related transaction costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of the then-outstanding shares of preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. The condensed consolidated financial statements as of March 28, 2021, including share and per share amounts, include the effects of the IPO.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 27, 2020, and the notes thereto, which are included in our Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the 13-week period ended March 28, 2021.

Recently Adopted Accounting Pronouncements: The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 27, 2020, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as described below, there have been no new accounting pronouncements adopted by the Company during the13-week period ended March 28, 2021.

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

3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of March 28, 2021, which were purchased in October 2020:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$62,155	$(69)	$62,086
Commercial Paper	4,699	—	4,699
U.S. Treasury	1,003	(1)	1,002
Total	$67,857	$(70)	$67,787

The following table summarizes the Company’s available-for-sale investment securities as of December 27, 2020:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$58,671	$(41)	$58,630
Commercial Paper	6,697	—	6,697
U.S. Treasury	3,030	—	3,030
Total	$68,398	$(41)	$68,357

In October 2020, the Company purchased available-for-sale debt securities of approximately $68,336. During the 13-weeks ended March 28, 2021 there were purchases of $14,386, sales and maturities of $12,542 with realized losses of $1, and call redemptions of $2,468 with realized losses of $8.

The securities incurred unrealized losses of $29 and related tax benefit of $7 for the 13-weeks ended March 28, 2021.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of investment securities as of March 28, 2021 are as follows:

	Amortized Cost	Fair Value
Due within one year	$34,292	$34,278
Due in 1-5 years	33,565	33,509
Total available-for-sale	$67,857	$67,787

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of March 28, 2021, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Denominated Foreign Bonds	$—	$62,086	$—	$62,086
Commercial Paper	—	4,699	—	4,699
Money Market	26,094	—	—	26,094
U.S. Treasury	—	1,002	—	1,002
Total assets measured at fair value	$26,094	$67,787	$—	$93,881

	Fair Value Measurements as of December 27, 2020, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Denominated Foreign Bonds	$—	$58,630	$—	$58,630
Commercial Paper	—	6,697	—	6,697
Money Market	25,469	—	—	25,469
U.S. Treasury	—	3,030	—	3,030
Total assets measured at fair value	$25,469	$68,357	$—	$93,826

4. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended
	March 28, 2021	March 29, 2020
Net Revenue:
Egg and egg-related products	$54,428	$43,945
Butter and butter-related products	4,117	3,634
Net Revenue	$58,545	$47,579

Net revenue is primarily generated from the sale of eggs and butter. Historically, the Company’s product offering was comprised of pasture-raised shell eggs, pasture-raised hard-boiled eggs and pasture-raised butter.  In 2019, the Company added both liquid whole eggs and clarified butter (“ghee”) to its product offerings. In August 2020, the Company added egg bites to its product offering.

 As of March 28, 2021 and December 27, 2020, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net and during the 13-week periods ended March 28, 2021 and March 29, 2020, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from these significant customers during the 13-week periods ended March 28, 2021 and March 29, 2020, and accounts receivable, net due from these significant customers as of March 28, 2021 and December 27, 2020, are as follows:

	Net Revenue for the 13-Weeks Ended March 28, 2021	Net Revenue for the 13-Weeks Ended March 29, 2020
Customer A	*	33%
Customer B	24%	*
Customer C	11%	11%
Customer D	10%	14%

*Revenue was less than 10%.

The decrease in net revenue for Customer A for the 13-week period ended March 28, 2021 compared to the 13-week period ended March 29, 2020 is due to a shift in the Company’s distribution channels to Customer B.

	Accounts Receivable, Net as of March 28, 2021	Accounts Receivable, Net as of December 27, 2020
Customer A	*	*
Customer B	25%	20%
Customer C	*	*
Customer D	13%	15%

*Accounts receivable was less than 10%.

5. Accounts Receivable

Accounts receivable, net was $18,262 and $20,934 as of March 28, 2021 and December 27, 2020, respectively.

As of March 28, 2021 and December 27, 2020, the Company recorded an allowance for doubtful accounts of $151 and $196, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 27, 2020	(196)
Provisions Charged to Operating Results	(52)
Account Write-off and Recoveries	97
As of March 28, 2021	$(151)

6. Inventories

Inventory consisted of the following as of the periods presented:

	March 28, 2021	December 27, 2020
Eggs and egg-related products	$4,987	$6,407
Butter and butter-related products	4,057	3,347
Packaging	1,201	1,997
Other	1,035	1,151
	$11,280	$12,902

During the 13-week periods ended March 28, 2021 and March 29, 2020, laying-hen costs amortized to cost of goods sold were approximately $66 and $115, respectively. On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirement to determine whether write-offs for excess or obsolete inventory reserves are required.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	March 28, 2021	December 27, 2020
Land	$525	$525
Buildings and improvements	14,292	14,297
Vehicles	551	551
Machinery and equipment	13,001	12,473
Leasehold improvements	973	973
Furniture and fixtures	452	447
Construction in progress	9,700	6,654
	39,494	35,920
Less: Accumulated depreciation and amortization	(6,574)	(5,802)
Property, plant and equipment, net	$32,920	$30,118

During the 13-week periods ended March 28, 2021 and March 29, 2020, depreciation and amortization of property, plant and equipment was approximately $785 and $456, respectively.

As of March 28, 2021 and December 27, 2020, machinery and equipment that was leased under capital leases and included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets was approximately $1,114 and $1,193, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	March 28, 2021	December 27, 2020
Accrued promotions and expired product chargebacks	$3,727	$2,724
Accrued grower payments	36	34
Accrued employee related costs	1,541	3,718
Accrued offering costs	—	123
Accrued distribution fees and freight	1,000	436
Accrued accounting and legal fees	560	238
Accrued marketing and commissions	583	739
Property, plant and equipment	569	502
Other	715	1,331
Accrued liabilities	$8,731	$9,845

9. Capital Leases

Future principal payments for capital lease payments as of March 28, 2021 are as follows:

For 13-Week Period End
2021 (remaining thirty-nine weeks)	355
2022	327
Total	$682

10. Redeemable Convertible Preferred Stock

Upon the closing of the IPO in August 2020, all of the then-outstanding shares of Preferred Stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of Preferred Stock outstanding.

11. Common Stock and Common Stock Warrant

Common Stock: As of March 28, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 39,744,306 shares of common stock, par value $0.0001 per share.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	March 28, 2021	December 27, 2020
Options to purchase common stock	5,843,453	5,815,684
Restricted stock units	74,389	45,000
Shares available for grant under the 2020 Incentive Plan	9,586,869	7,615,143
Total	15,504,711	13,475,827

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

12. Stock-Based Compensation

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 27, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 27, 2020	5,815,684	$6.87	6.7	$112,762
Granted	372,533	$25.74
Exercised	(300,266)	$1.64		$4,224
Cancelled	(44,498)	$17.61
Outstanding as of March 28, 2021	5,843,453	$8.26	7.1	$79,107
Options exercisable as of March 28, 2021	2,593,955	$2.83	5.1	$47,436
Options vested and expected to vest as of March 28, 2021	5,747,790	$8.06	7.0	$78,687

The fair value of shares vested during the 13-week periods ended March 28, 2021 and March 29, 2020 was $304 and $1,878, respectively.

Restricted Stock Unit Activity

The following table summarizes the Company’s restricted stock unit (“RSU”) activity since December 27, 2020:

	Number of RSUs	Weighted- Average Exercise Price
Outstanding as of December 27, 2020	45,000	$37.61
Granted	29,389	$25.66
Vested	—	$—
Cancelled	—	$—
Outstanding as of March 28, 2021	74,389	$32.89

The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of the grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing valuation model. The fair value of RSUs is determined using the closing stock price of our common stock on the date of grant. During the 13-week periods ended March 28, 2021 and March 29, 2020, the Company recognized stock-based compensation expense of $853 and $448, respectively. The Company records stock-based compensation expense in selling, general and administrative expenses as well as cost of goods sold.

As of March 28, 2021, total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $13,880, which is expected to be recognized over a weighted-average period of 3.3 years.

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted its 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by its stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of March 28, 2021, 9,586,869 shares were available for future grants of the Company’s common stock. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s board of directors. The Company’s board of directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2020 ESPP during a specific offering period. As of March 28, 2021, no offerings have been approved.

13. Income Taxes

The Company’s effective tax rate for the 13-week periods ended March 28, 2021 and March 29, 2020 was approximately (9)% and 30%, respectively. In the 13-week period ended March 28, 2021 there were favorable tax benefits related to the exercise of non-qualified stock options.

14. Net Income Per Share

Basic and diluted net income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	March 28, 2021	March 29, 2020
Numerator:
Net income	$3,480	$1,934
Less: Net loss attributable to noncontrolling interests	(11)	(11)
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$3,491	$1,945
Denominator:
Weighted average common shares outstanding — basic	39,536,928	25,942,277
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	3,971,982	2,813,139
Effect of potentially dilutive restricted stock units	461	—
Effect of potentially dilutive common stock warrants	—	170,192
Effect of potentially dilutive redeemable convertible preferred stock	—	8,192,876
Weighted average common shares outstanding — diluted	43,509,371	37,118,484
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.09	$0.07
Diluted	$0.08	$0.05

For the 13-week periods ended March 28, 2021 and March 29, 2020, options to purchase 58,475 shares of common stock and 658,862 shares of common stock, respectively, were excluded from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders because including them would have been antidilutive.

15. Commitments and Contingencies

Operating Leases: As of March 28, 2021, the Company was leasing 9,082 square feet of office space and parking spaces in Austin, Texas. The lease expires in April 2026. The Company has the option to extend the lease agreement for successive periods of up to five years. The monthly lease payments, which include base rent charges of $19, are subject to periodic rent increases through April 2026.

As of March 28, 2021, the Company was leasing warehouse space in Springfield, Missouri for 3,750 rentable pallet spaces. The Company has the option to exceed the 3,750 pallet spaces through September 30, 2023, the lease expiration date. The monthly lease payments, which include base rent charges of $85, are subject to periodic rent increases through September 2023.

The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. During the 13-week periods ended March 28, 2021 and March 29, 2020, the Company recognized rent expense, including associated common area maintenance charges, of $106 and $115, respectively.

As of March 28, 2021, future minimum lease payments under noncancelable operating leases are as follows:

2021 (remaining thirty-nine weeks)	1,141
2022	1,550
2023	1,310
2024	471
Thereafter	454
Total	$4,926

Supplier Contracts: The Company purchases its egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent upon the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts. In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 840, Leases. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. As total purchase commitments contained in these arrangements are variable, the amounts attributable to the lease components are contingent rentals; there are no minimum lease payments associated with these long-term supply contracts. As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase costs of eggs, which includes costs associated with the eggs and the corresponding costs of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers. During the 13-week periods ended March 28, 2021 and March 29, 2020, the Company recognized total costs associated with its long-term supply contracts with farms of $23,285 and $20,065, respectively.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 28, 2021, the Company has not incurred any material costs as a result of such indemnifications.

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

Ovabrite, Inc.: Ovabrite is a related party because its founders are stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairman and member of the Company’s board of directors. Since Ovabrite’s incorporation in November 2016, the Company is deemed to have had a variable interest in Ovabrite, and Ovabrite is deemed to have been a VIE, of which the Company is the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation. The Ovabrite entity is immaterial as of the 13-weeks ended March 28, 2021.

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

In August 2020, the remaining $800 of the promissory notes were repaid. During the 13-week periods ended March 28, 2021 and March 29, 2020, the Company recorded interest income of $0 and $5, respectively, in connection with the promissory notes.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. (“Sandpebble”) for project management and related services associated with the construction and expansion of Egg Central Station. The owner and principal of Sandpebble is the father of an executive of the Company. In connection with the services described above, the Company paid Sandpebble $299 and $153 during the 13-week periods ended March 28, 2021 and March 29, 2020, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets.

Whole Foods Market, Inc: A member of the Company’s board of directors is an executive vice president and senior advisor at Whole Foods Market Inc. (“Whole Foods”). The Company serves the majority of its natural channel retail customers through food distributors, such as US Foods Inc. and United Natural Foods, Inc. who purchase, store, sell and deliver products to Whole Foods. While the Company cannot precisely determine its specific revenue attributable to Whole Foods, it is a significant customer.

17. Subsequent Events

On April 2, 2021, the Company entered into the Ninth Amendment to Revolving Credit, Term Loan and Security Agreement (the “Ninth Amendment” and such agreement, as amended by the Ninth Amendment, the “Loan Agreement”) with PNC Bank, National Association (as Lender and as Agent) (the “Lender”), which modified certain of the terms applicable to the Company’s credit facility provided thereunder (as modified by the Ninth Amendment, the “Credit Facility”).

The Credit Facility provides for an increased revolving line of credit of up to $20.0 million of borrowing availability, subject to a borrowing base that applies if the Company is more than 65% drawn on the Credit Facility. Pursuant to the Ninth Amendment, the Credit Facility no longer provides for a term loan or equipment loan. The Ninth Amendment also extended the maturity date of the Credit Facility to April 2024. As of March 28, 2021, no amounts were outstanding under the Credit Agreement, and no amounts were borrowed in connection with the Ninth Amendment.

Interest on borrowings under the Credit Facility is repayable monthly in arrears and accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) the LIBOR Rate (as defined in the Loan Agreement) plus 2.00% or (ii) 1.00% plus the highest of (x) the Base Rate (as defined in the Loan Agreement), (y) the sum of the Federal Funds Open Rate (as defined in the Loan Agreement) plus 50 basis points and (z) the Daily LIBOR Rate (as defined in the Loan Agreement) plus 100 basis points. The Ninth Amendment also provides for the selection of an alternative benchmark rate in the event of the discontinuance of LIBOR or any subsequent benchmark rate.

The Credit Facility is secured by substantially all of the Company’s assets with the exception of real estate assets. The Ninth Amendment also modified certain affirmative and negative covenants, with the effect of increasing our ability to sell, lease, transfer or otherwise dispose of properties or assets in the ordinary course of business, to make acquisitions subject to satisfaction of certain other specified conditions, to make capital expenditures and to engage in certain other transactions without requiring the consent of the Lender. Additionally, the affirmative financial covenants will apply only in the event that the Company fails to maintain at least $20.0 million in our institutional asset management account maintained with the Lender.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K.

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

We source our pasture-raised products from a network of over 200 small family farms. We have strategically designed our supply chain to ensure high-production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

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

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 82,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing three million eggs per day and has achieved Safe Quality Food, or SQF, Level 3 certification, the highest level of such certification from the Global Food Safety Initiative. In addition, Egg Central Station is the only egg facility, and we are one of only six companies, globally to have received the SQF Institute, or SQFI, Select Site certification. Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as US Foods, Inc., or US Foods, and KeHE Distributors, LLC, or KeHE, which purchase, store, sell and deliver our products to Whole Foods and Sprouts, respectively.  In the 13-week periods ended March 28, 2021 and March 29, 2020, United Natural Foods, Inc., or UNFI (which was Whole Foods’ primary distributor through March 2020), accounted for approximately 9% and 33% of our net revenue, respectively, US Foods (which became Whole Foods’ primary distributor in April 2020) accounted for approximately 24% and 0% of our net revenue, respectively, and KeHE accounted for approximately 11% and 11% of our net revenue, respectively. We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers.

We have experienced consistent sales growth. We had net revenue of $58.5 million and $47.6 million, net income of $3.5 million and $1.9 million, and Adjusted EBITDA of $4.7 million and $3.8 million in the 13-week periods ended March 28, 2021 and March 29, 2020, respectively. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

On August 4, 2020, we completed our initial public offering, or IPO, of 10,699,573 shares of common stock at an offering price of $22.00 per share.  We issued and sold 5,040,323 shares of common stock and the selling stockholders identified in the Prospectus sold 5,659,250 shares of common stock, including 1,395,596 shares of common stock sold by the selling stockholders pursuant to the underwriters’ exercise in full of their option to purchase additional shares. We received gross proceeds of approximately $110.9 million before deducting underwriting discounts, commissions and offering related transaction costs; we did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of our then-outstanding shares of redeemable convertible preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding. The condensed consolidated financial statements as of March 28, 2021, including share and per share amounts, include the effects of the IPO.

COVID-19 Business Update

While we are not experiencing material adverse impacts at this time due to the COVID-19 pandemic, given the global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, the majority of our crew members at our headquarters transitioned to working remotely, and such remote work continues as of the date of this Form 10-Q. While the rollout of vaccines has begun, the timing of vaccinations, herd immunity, and the lifting of shelter in place and similar restrictions and movement restrictions is unknown, and virus mutations and variants may continue to restrict our ability to return to full onsite operations.

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

Other Financial and Corporate Impacts

We believe recent increases in our net revenue have been driven in part by the impact of stay at home trends associated with COVID-19, which has resulted in increased customer purchases of staples such as eggs and butter. We anticipate that our performance will be affected by the duration of COVID-19’s impact on stay at home trends, and we do not have certainty that these trends will continue. Our net revenue may be more variable as a result.

The extent to which COVID-19 impacts our ability to expand our household penetration, grow within the retail channel and execute on our corporate development objectives will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and the effectiveness of actions taken globally to contain and treat the disease. For example, if remote work policies for our business partners are extended longer than we currently expect, we may need to reassess our priorities and our corporate objectives for the fiscal year. Additionally, while the transition of the majority of our headquarters crew members to remote working in March 2020 has not materially disrupted our business operations, our financial close or reporting processes or the functioning of our internal controls, we are continuing to monitor these processes and may need to adjust them in the future as a result of the fluid nature of the COVID-19 pandemic and its impact on our operations.

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

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 98%, while the household penetration for our pasture-raised shell eggs is approximately 4.1%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the ethical value and the attractive attributes of pasture-raised food, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Sprouts accounted for approximately 6% and 7% of our retail sales for the 13-week periods ended March 28, 2021 and March 29, 2020, respectively.

As of March 2021, more than 16,500 stores sell our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is an opportunity to expand sales of our products in the foodservice channel in the medium- to long-term. In the 13-week period ended March 28, 2021, the foodservice channel accounted for approximately 1% of our net revenue. Our brand has a differentiated value proposition with consumers, who we believe are increasingly demanding ethically produced ingredients when they eat outside of the home. We believe that more consumers will look for our products on menus, particularly with foodservice partners whose values are aligned with our own, and that on-menu branding of our products as ingredients in popular meals and menu items will drive traffic and purchases in the foodservice channel. We also believe that branded foodservice offerings will further help drive consumer awareness of our brand and purchase rates of our products in the retail channel. One example of our successful foodservice programs is with Tacodeli LLC, a popular chain based in Austin, Texas, which sells breakfast tacos made exclusively with our pasture-raised shell eggs across 11 restaurant locations and more than 90 points of distribution, such as coffee shops and farmers market stands, across Texas. We have launched similar regional concepts with Moe’s Broadway Bagel, an East Coast-style family-run bagel chain in the Denver/Boulder, Colorado area; Cafe Patachou, a breakfast and lunch restaurant based in the Indianapolis, Indiana area with 5 locations; Roam Artisan Burgers, a fast-casual burger restaurant dedicated to high-quality sourcing in the San Francisco, California area with 6 locations; Homegrown, a sustainability-focused brand in the Seattle, Washington area with 11 locations; and Pura Vida, a fresh all-day concept in the Miami, Florida area with 7 locations. We also believe there is significant additional opportunity in micro-markets, corporate offices, the hospitality industry, and colleges and universities in the medium-to long-term. We intend to continue to invest in relationships with foodservice operators, including to support joint marketing and advertising of our products. Expansion in this channel will depend on the health of the foodservice industry generally and on our ability to successfully partner with foodservice operators in a manner that leverages and reinforces our value proposition with consumers.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We launched pasture-raised hard-boiled eggs in 2018, pasture-raised ghee and liquid whole eggs in 2019 and egg bites in August 2020, and we believe there is opportunity to expand in the future into the refrigerated value-added dairy category, among others. Eggs generated $54.4 million, or approximately 93%, of net revenue in the 13-week period ended March 28, 2021. We expect eggs will be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Operating Expenses

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

Results of Operations

The results of operations data for the 13-week periods ended March 28, 2021 and March 29, 2020 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Weeks Ended March 28, 2021 and March 29, 2020

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

	13-Weeks Ended
	March 28, 2021		March 29, 2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$58,545	100%	$47,579	100%
Cost of goods sold	37,215	64%	31,724	67%
Gross profit	21,330	36%	15,855	33%
Operating expenses:
Selling, general and administrative(1)	13,183	23%	9,678	20%
Shipping and distribution	5,063	9%	3,274	7%
Total operating expenses	18,246	31%	12,952	27%
Income from operations	3,084	5%	2,903	6%
Other income (expense), net:
Interest expense	(18)	—	(158)	—
Other income, net	110	—	20	—
Total other income (expense), net	92	—	(138)	—
Net income before income taxes	3,176	5%	2,765	6%
(Benefit) provision for income taxes	(304)	(1)%	831	2%
Net income	3,480	6%	1,934	4%
Less: Net loss income attributable to noncontrolling interests	(11)	—	(11)	—
Net income attributable to Vital Farms, Inc. common stockholders	$3,491	6%	$1,945	4%

(1)	Includes stock-based compensation expense of $853 and $448 for the 13-week periods ended March 28, 2021 and March 29, 2020, respectively.

Net Revenue

	13-Weeks Ended
	March 28, 2021	March 29, 2020	$ Change	% Change
	(in thousands)
Net revenue	$58,545	$47,579	$10,966	23%

The increase in net revenue of $11.0 million, or 23%, was primarily driven by an increase in egg-related product sales of $10.5 million, and an increase in butter-related product sales of $0.5 million. The increases in egg-related sales and butter-related sales were primarily due to volume increases to our distributors and new distribution at new and existing customers. Net revenue from sales through our retail channel was $57.7 million and $44.7 million for the 13-week periods ended March 28, 2021 and March 29, 2020, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	March 28, 2021	March 29, 2020	$ Change	% Change
	(in thousands)
Gross profit	$21,330	$15,855	$5,475	35%
Gross margin	36%	33%		3%

The increase in gross profit of $5.5 million, or 35%, quarter over quarter was primarily driven by higher net revenue.

Gross margin increased 311 basis points to 36% for the 13-week period ended March 28, 2021 as compared to 33% for the 13-week period ended March 29, 2020. The increase in gross margin was primarily driven by improved offsize egg utilization, lower material costs on butter, and volume leverage over direct labor and overhead costs. These factors, which contributed to an increase in gross margin, were partially offset by an increase in promotional spending and material costs on conventional eggs.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	March 28, 2021	March 29, 2020	$ Change	% Change
	(in thousands)
Selling, general and administrative	$13,183	$9,678	$3,505	36%
Percentage of net revenue	23%	20%

Selling, general, and administrative expenses as a percent of net sales increased to 23% for the 13-week period ended March 28, 2021, compared to 20% for the 13-week period ended March 29, 2020. The increase in selling, general and administrative expenses was primarily driven by:

•	an increase of $2.1 million in professional fees and commercial insurance costs due in part to our status as a newly public company;
•	an increase of $1.8 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations; and
•

an increase of $0.2 million in marketing programs and associated expenses, and commission payments made to third parties that sell our products to customers, related to our continued investment in brand marketing and direct advertising.

Shipping and Distribution

	13-Weeks Ended
	March 28, 2021	March 29, 2020	$ Change	% Change
	(in thousands)
Shipping and distribution	$5,063	$3,274	$1,789	55%
Percentage of net revenue	9%	7%

The increase of $1.8 million, or 55%, was primarily driven by an increase in sales volume and outbound freight rates that resulted in increased costs related to third-party freight for our products.

Other Income, Net

	13-Weeks Ended
	March 28, 2021	March 29, 2020	$ Change	% Change
	(in thousands)
Other income, net	$110	$20	$90	450%
Percentage of net revenue	—	—

The increase of $90,000, or 450%, was primarily driven by interest income from available-for-sale debt securities that were originally purchased in October 2020.

Provision for Income Taxes

	13-Weeks Ended
	March 28, 2021	March 29, 2020	$ Change	% Change
	(in thousands)
(Benefit) provision for income taxes	$(304)	$831	$(1,135)	(137)%

The decrease of $1.1 million, or 137%, was primarily driven by favorable tax benefits related to the exercise of non-qualified stock options during the 13-week period ended March 28, 2021.

Net Loss Attributable to Noncontrolling Interests

	13-Weeks Ended
	March 28, 2021	March 29, 2020	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(11)	$(11)	$—	0%

There was no change in the net loss attributable to noncontrolling interests for the periods presented.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $3.5 million the 13-week period ended March 28, 2021, and retained earnings of $17.5 million as of March 28, 2021. We completed our IPO on August 4, 2020 resulting in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents, together with cash provided by our operating activities, proceeds from our IPO and proceeds from borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station. We may be required to seek additional equity or debt financing. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and financial condition.

Credit Facility

We originally entered into our Credit Facility with PNC Bank, National Association, or PNC Bank, in October 2017, which was subsequently amended, including most recently on April 2, 2021. As amended, the Credit Facility provides for a revolving line of credit of up to $20.0 million of borrowing availability, subject to a borrowing base that applies if we are more than 65% drawn on the Credit Facility. The maturity date of the Credit Facility is April 2024. Interest on borrowings under the Credit Facility is repayable monthly in arrears and accrues at a rate, at our election at the time of borrowing, equal to (i) the LIBOR Rate (as defined in the loan agreement governing the Credit Facility, or the Loan Agreement) plus 2.00% or (ii) 1.00% plus the highest of (x) the Base Rate (as defined in the Loan Agreement), (y) the sum of the Federal Funds Open Rate (as defined in the Loan Agreement) plus 50 basis points and (z) the Daily LIBOR Rate (as defined in the Loan Agreement) plus 100 basis points. An alternative benchmark rate may apply in the event of the discontinuance of LIBOR or any subsequent benchmark rate.

The Credit Facility is secured by substantially all of our assets with the exception of real estate assets. In the event that we fail to maintain at least $20.0 million in our institutional asset management account maintained with PNC Bank, the Credit Facility will also require us to maintain two financial covenants: a fixed charge coverage ratio and a leverage ratio. The Credit Facility also contains various affirmative and negative covenants relating to limitations on indebtedness, investments and acquisitions, mergers, consolidations, the sale of properties and liens and capital expenditures, though the most recent amendment to the Loan Agreement included provisions that increased our ability to sell, lease, transfer or otherwise dispose of properties or assets in the ordinary course of business, to make acquisitions subject to satisfaction of certain other specified conditions, to make capital expenditures and to engage in certain other transactions without requiring the consent of PNC Bank. The Credit Facility contains other customary covenants, representations and events of default. As of March 28, 2021, no amounts were outstanding under the Credit Facility and we were in compliance with all covenants under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 13-week periods indicated:

	13-Weeks Ended
	March 28, 2021	March 29, 2020
	(in thousands)
Net cash provided by operating activities	$8,040	$847
Net cash used in investing activities	(2,850)	(4,269)
Net cash provided by financing activities	367	3,859
Net increase in cash and cash equivalents	$5,557	$437

Operating Activities

Net cash provided by operating activities was $8.0 million in the 13-week period ended March 28, 2021 and was primarily driven by net income of $3.5 million, total non-cash items of $1.7 million, and a increase in net working capital items of $2.9 million.  Non-cash items primarily consisted of depreciation and amortization of $0.8 million, non-cash stock-based compensation expense of $0.9 million and deferred income taxes of $0.1 million.  The change in net working capital items was primarily due to a $1.6 million decrease in inventory, a $2.7 million decrease in accounts receivable, a $1.5 million decrease in prepaids and other current assets, partially offset by a $1.4 million decrease in accounts payable, a $0.5 million increase in income taxes receivable, and a $1.1 million decrease in accrued and other liabilities. The decreases in inventory were primarily due to a continued increase in demand from grocery stores to supply households with high-quality eggs. The decreases in prepaids and other current assets were primarily due to amortization on a new directors’ and officers’ liability coverage policy paid for in the third quarter of 2020. The decreases in accrued and other liabilities were primarily due to the timing of biweekly payroll resulting in a $2.2 million decrease in accrued liabilities, offset by an increase of $1 million due to increased promotions.

Net cash provided by operating activities was $0.8 million in the 13-week period ended March 29, 2020 and was primarily driven by net income of $1.9 million, total non-cash items of $1.3 million, and a decrease in net working capital items of $2.4 million.  Non-cash items primarily consisted of depreciation and amortization of $0.5 million and non-cash stock-based compensation expense of $0.4 million.  The change in net working capital items was primarily due to a $0.7 million decrease in inventory, a $3.0 million increase in accounts receivable, partially offset by a $2.6 million decrease in accrued liabilities, and a $1.4 million increase in accounts payable. The decreases in accrued liabilities were primarily due to invoice payments during the 13-week period ended March 29, 2020 for ECS expansion work and a reduction in promotional accruals from cancellations due to the COVID-19 pandemic. The increases in accounts payable were primarily due to grower contract payment terms changing from net 15 to net 30.

Investing Activities

For the 13-week period ended March 28, 2021, net cash used in investing activities was $2.9 million resulting primarily from $3.5 million of purchases of property, plant and equipment used in ongoing operations and $14.4 million in purchases of available-for-sale debt securities, partially offset by $15.0 million in sales, maturities and call redemptions of available-for-sale debt securities.

For the 13-week period ended March 29, 2020, net cash used in investing activities was $4.3 million resulting from purchases of property, plant and equipment used in ongoing operations of $4.3 million.

Financing Activities

For the 13-week period ended March 28, 2021, net cash provided by financing activities was $0.4 million which primarily consisted of $0.5 million from the exercise of stock options, partially offset by $0.1 million of repayments of our capital lease obligations.

For the 13-week period ended March 29, 2020, net cash used in financing activities was $3.9 million, which primarily consisted of proceeds from borrowings under the Term Loan and Equipment Loans of $5.4 million, partially offset by $1.1 million of payments for deferred offering costs, $0.2 million of principal repayments in association with our Credit Facility, and $0.1 million of principal payments under our capital lease obligations.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended
	March 28, 2021	March 29, 2020
	(in thousands)
Net income	$3,480	$1,934
Depreciation and amortization	785	456
(Benefit) provision for income tax	(304)	831
Stock-based compensation expense	853	448
Interest expense	18	158
Change in fair value of contingent consideration(1)	6	(23)
Interest income	(97)	(5)
Adjusted EBITDA	$4,741	$3,799

(1)	Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs

Contractual Obligations and Commitments

There have been no material changes during the 13-week period ended March 28, 2021 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Annual Report on Form 10-K.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 27, 2020, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report, there have been no material changes to our significant accounting policies during the 13-week period ended March 28, 2021.

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

Raw Materials Pricing Risk

The packaging materials used for our products include cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard. These raw materials are subject to price fluctuations that may create price risk. A hypothetical 10% increase or decrease in the weighted-average cost of these raw materials as of March 28, 2021 would have resulted in an increase or decrease to cost of sales for the 13-week period ended March 28, 2021 of approximately $0.5 million. We seek to mitigate the impact of raw materials cost increases by negotiating pricing agreements. We strive to offset the impact of raw materials cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Ingredient Risk

We source our pasture-raised eggs and milk for our products from our network of small family farms. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 99% of the laying hens in our network of family farms as of March 28, 2021, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Under the remainder of our contracts, we are directly responsible for purchasing feed. Either type of contract subjects us to risk of price fluctuations in feed ingredients, primarily consisting of corn and soy. We do not attempt to hedge against fluctuations in the prices of these ingredients by using future, forward, option or other derivative instruments. A hypothetical 10% increase or decrease in the weighted-average cost of these ingredients as of March 28, 2021 would have resulted in an increase or decrease to cost of sales for the 13-week period ended March 28, 2021 of approximately $1.0 million. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Facility. See the section titled “—Liquidity and Capital Resources—Credit Facility” above. Based on the average interest rate on the instruments under the Credit Facility during the 13-week period ended March 28, 2021, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for 13-week period ended March 28, 2021.

Our interest-earning instruments also carry a degree of interest rate risk. As of March 28, 2021, we had cash and cash equivalents of $35.1 million.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. We purchase certain equipment from foreign countries, and the cost related to this equipment is denominated in the currency of the applicable country. Additionally, to the extent our sourcing strategy changes or we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations for the 13-week period ended March 28, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased to 58.5 million in the 13-week period ended March 28, 2021 from 47.6 million in the 13-week period ended March 29, 2020, and increased to $214.3 million in fiscal 2020 from $140.7 million in fiscal 2019. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

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

For the 13-week periods ended March 28, 2021 and March 29, 2020, we generated net income of $3.5 million and $1.9 million, respectively. For fiscal years ended December 27, 2020 and December 29, 2019, we generated net income of $9.0 million and $3.3 million, respectively. However, we have experienced net losses in prior years, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our expansion efforts may prove more expensive than we anticipate (including as a result of increases in equipment prices, which may be due to actual or threatened disruptions in our equipment supply chain relating to public health pandemics, such as COVID-19, trade wars or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our egg processing facility, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing our innovative products and marketing the products we offer. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We also expect to incur significant additional legal, accounting and other expenses as a public company that we did not incur as a private company. If we fail to continue to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

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

We estimate market opportunity and forecast market growth that may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of market opportunity and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of the ongoing COVID-19 pandemic and the related economic impact. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our product and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included herein should not be taken as indicative of our future growth.

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

Pasture-raised shell eggs accounted for approximately 90% and 91% of our net revenue in the 13-week periods ended March 28, 2021 and March 29, 2020, respectively. In fiscal 2020 and 2019, pasture-raised shell eggs accounted for 90% of our net revenue. Pasture-raised shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of pasture-raised shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of pasture-raised shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our pasture-raised shell eggs could have an adverse effect on our business, financial condition and results of operations.

Fluctuations in commodity prices and in the availability of feed grains could negatively impact our results of operations and financial condition.

The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 99% of the laying hens in our network of family farms as of March 28, 2021, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Additionally, for our integrator contracts, which account for the remaining 1% of laying hens in our network, we are directly responsible for purchasing and providing feed supply to the farmer. Therefore, our results of operations and financial condition, including our gross margin and profitability, fluctuate based on the cost and supply of commodities, including corn, soybean meal and other feed ingredients.

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

A limited number of distributors represent a substantial portion of our sales, and the loss of one or more distributor relationships that cannot be replaced in a timely manner may adversely affect our results of operations.

Our products are distributed to a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as United Natural Foods, Inc., or UNFI, KeHE Distributors, LLC, or KeHE, and US Foods, Inc., or US Foods, which purchase, store, sell and deliver our products to retailers, including Whole Foods and Sprouts. In the 13-weeks ended March 28, 2021 and March 29, 2020, UNFI (which was Whole Foods’ distributor through March 2020) accounted for approximately 9% and 33% of our net revenue, respectively, KeHE accounted for approximately 11%, and 11% of our net revenue, respectively, and US Foods (which became Whole Foods’ distributor in April 2020) accounted for approximately 24%,and 0% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all) could adversely affect our business, financial condition and results of operations.

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

Our retail customers include natural channel and mainstream channel stores, which have been undergoing a consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business. During the 13-week period ended March 28, 2021 and March 29, 2020, our largest direct retail customer accounted for approximately 11% and 15% of our net revenue, respectively.

With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Sprouts accounted for approximately 6% and 7% of our retail sales in the 13-week period ended March 28, 2021 and March 29, 2020, respectively. The loss of Kroger, Whole Foods, Sprouts or any other large retail customer, the reduction of purchasing levels or the cancellation of any business from Kroger, Whole Foods, Sprouts or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve revenue recognition, contingent consideration and the valuation of our stock-based compensation awards, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, including in connection with the COVID-19 pandemic, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

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

Based on the number of shares outstanding as of March 28, 2021, our directors, officers and stockholders holding more than 5% of our outstanding stock, together with their affiliates, will hold, in the aggregate, approximately 52% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In addition, as of March 28, 2021, there were 5,872,842 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of March 28, 2021, holders of approximately 20,582,634 shares of our capital stock, as well as holders of 842,399 shares issuable upon the exercise of outstanding vested and unvested stock options, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from the IPO

On August 4, 2020, we completed our IPO, from which we received net proceeds of approximately $99.7 million, after deducting underwriting discounts and commissions of $7.8 million and offering expenses of $3.4 million. The offer and sale of the shares in our IPO were registered under the Securities Act on Registration Statement on Form S-1 (Registration No. 333-239772), which was declared effective on July 30, 2020.

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy.  Between July 30, 2020 and March 28, 2021, we used an aggregate of $10.2 million of the IPO proceeds, including $7.3 million to pay off our term loan and $1.9 million to pay off our equipment loan in 2020. We did not use any of the IPO proceeds during the 13-weeks ended March 28, 2021.

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

10.2+	Offer Letter between the Registrant and Jeffrey S. Dawson, dated as of January 4, 2021.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan.
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

Vital Farms, Inc.

Dated: May 11, 2021	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2021	By:	/s/ Bo Meissner
Bo Meissner
Chief Financial Officer (Principal Financial Officer)