Form 10-Q
period 2021-06-27
Vital Farms, Inc.
filed 2021-08-10
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2021

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

As of August 4, 2021, the registrant had 40,171,156 shares of common stock, $0.0001 par value per share, outstanding.

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

•	Our operations are subject to FDA and USDA federal regulation, and there is no assurance that we will be in compliance with all regulations.
•	As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 27, 2021	December 27, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,349	$29,544
Investment securities	68,988	68,357
Accounts receivable, net	18,137	20,934
Inventories	13,719	12,902
Income taxes receivable	1,368	1,554
Prepaid expenses and other current assets	1,913	3,965
Total current assets	141,474	137,256
Property, plant and equipment, net	36,330	30,118
Goodwill	3,858	3,858
Deposits	46	142
Total assets	$181,708	$171,374
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,902	$15,489
Accrued liabilities	10,453	9,845
Lease obligation, current	482	471
Contingent consideration, current	58	109
Total current liabilities	26,895	25,914
Lease obligation, net of current portion	83	327
Contingent consideration, non-current	—	18
Deferred tax liabilities, net	1,340	2,537
Other liability, non-current	192	192
Total liabilities	28,510	28,988
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	175	175
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of June 27, 2021 (unaudited) and December 27, 2020; 40,153,228 and 39,444,040 shares issued and outstanding as of June 27, 2021 (unaudited) and December 27, 2020, respectively	5	5
Treasury stock, at cost, 5,494,918 common shares as of June 27, 2021 (unaudited) and December 27, 2020	(16,276)	(16,276)
Additional paid-in capital	147,808	144,311
Retained earnings	21,437	14,039
Accumulated other comprehensive loss	(79)	(31)
Total stockholders’ equity attributable to Vital Farms, Inc. stockholders	152,895	142,048
Noncontrolling interests	128	163
Total stockholders’ equity	$153,023	$142,211
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$181,708	$171,374

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net revenue	$60,324	$59,341	$118,869	$106,920
Cost of goods sold	38,391	36,643	75,606	68,367
Gross profit	21,933	22,698	43,263	38,553
Operating expenses:
Selling, general and administrative	13,544	9,970	26,726	19,648
Shipping and distribution	5,374	3,666	10,437	6,940
Total operating expenses	18,918	13,636	37,163	26,588
Income from operations	3,015	9,062	6,100	11,965
Other income (expense), net:
Interest expense	(13)	(97)	(31)	(255)
Other income (expense), net	186	(181)	297	(161)
Total other income (expense), net	173	(278)	266	(416)
Net income before income taxes	3,188	8,784	6,366	11,549
Provision (benefit) for income taxes	(695)	2,848	(999)	3,679
Net income	3,883	5,936	7,365	7,870
Less: Net loss attributable to noncontrolling interests	(24)	(28)	(34)	(39)
Net income attributable to Vital Farms, Inc. common stockholders	$3,907	$5,964	$7,399	$7,909
Net income per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.10	$0.23	$0.19	$0.30
Diluted:	$0.09	$0.16	$0.17	$0.21
Weighted average common shares outstanding:
Basic:	40,000,136	26,007,459	39,767,127	25,974,873
Diluted:	43,375,668	37,896,742	43,444,101	37,755,675

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net income	$3,883	$5,936	$7,365	$7,870
Other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of tax	(26)	—	(48)	—
Total comprehensive income	$3,857	$5,936	$7,317	$7,870

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Treasury Stock					Total Stockholders’ Equity Attributable
	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 27, 2020	$175	44,938,958	$5	(5,494,918)	$(16,276)	$144,311	$14,039	$(31)	$142,048	$163	$142,211
Exercise of stock options	—	300,266	—	—	—	525	—	—	525	—	525
Stock-based compensation expense	—	—	—	—	—	853	—	—	853	—	853
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss, net	—	—	—	—	—	—	—	(22)	(22)	—	(22)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	3,491	—	3,491	—	3,491
Balances as of March 28, 2021	175	45,239,224	5	(5,494,918)	(16,276)	145,689	17,530	(53)	146,895	152	147,047
Exercise of stock options	—	393,922	—	—	—	978	—	—	978	—	978
Vesting of restricted stock units	—	15,000	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,141	—	—	1,141	—	1,141
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	(24)	(24)
Other comprehensive loss, net	—	—	—	—	—	—	—	(26)	(26)	—	(26)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	3,907	—	3,907	—	3,907
Balances as of June 27, 2021	175	45,648,146	$5	(5,494,918)	$(16,276)	147,808	$21,437	$(79)	$152,895	$128	$153,023

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock				Total Stockholders’ Equity Attributable
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 29, 2019	8,192,876	$23,036	$175	31,429,898	$3	(5,494,918)	$(16,276)	$19,593	$5,239	$8,559	$79	$8,638
Exercise of stock options	—	—	—	7,558	—	—	—	10	—	10	—	10
Stock-based compensation expense	—	—	—	—	—	—	—	448	—	448	—	448
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	(11)	(11)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	1,945	1,945	—	1,945
Balances as of March 29, 2020	8,192,876	$23,036	$175	31,437,456	$3	(5,494,918)	$(16,276)	$20,051	$7,184	$10,962	$68	$11,030
Exercise of stock options	—	—	—	49,200	—	—	—	160	—	160	—	160
Exercise of warrant	—	—	—	196,800	—	—	—	282	—	282	—	282
Stock-based compensation expense	—	—	—	—	—	—	—	296	—	296	—	296
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	(28)	(28)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	5,964	5,964	—	5,964
Balances as of June 28, 2020	8,192,876	$23,036	$175	31,683,456	$3	(5,494,918)	$(16,276)	$20,789	$13,148	$17,664	$40	$17,704

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	26-Weeks Ended
	June 27, 2021	June 28, 2020
Cash flows provided by operating activities:
Net income	$7,365	$7,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,620	954
Bad debt recovery	(67)	(150)
Stock-based compensation expense	1,994	744
Deferred taxes	(1,198)	1,551
Other	181	22
Changes in operating assets and liabilities:
Accounts receivable	2,864	241
Inventories	(1,052)	2,860
Income taxes (receivable) payable	185	1,970
Prepaid expenses and other current assets	2,052	848
Deposits and other assets	96	(28)
Accounts payable	361	2,290
Accrued liabilities and other liabilities	614	(1,444)
Net cash provided by operating activities	$15,015	$17,728
Cash flows used in investing activities:
Purchases of property, plant and equipment	(7,811)	(5,388)
Purchases of available-for-sale debt securities	(27,630)	—
Sales, maturities, and call redemptions of available-for-sale debt securities	27,036	—
Net cash used in investing activities	$(8,405)	$(5,388)
Cash flows provided by financing activities:
Proceeds from borrowings under term loan	—	5,000
Proceeds from borrowings under equipment loan	—	1,461
Proceeds from Paycheck Protection Program loan	—	2,593
Repayment of revolving line of credit	—	(1,325)
Repayment of equipment loan	—	(98)
Repayment of term loan	—	(335)
Repayment of Paycheck Protection Program loan	—	(2,593)
Payment of contingent consideration	(75)	(89)
Payment of deferred offering costs	—	(1,364)
Principal payments under finance lease obligation	(233)	(222)
Proceeds from exercise of stock options	1,503	170
Proceeds from exercise of warrant	—	282
Net cash provided by financing activities	$1,195	$3,480
Net increase in cash and cash equivalents	7,805	15,820
Cash and cash equivalents at beginning of the period	29,544	1,274
Cash and cash equivalents at end of the period	$37,349	$17,094
Supplemental disclosure of cash flow information:
Cash paid for interest	$32	$261
Cash paid for income taxes	$4	$10
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$51	$254
Deferred offering costs in accounts payable and accrued liabilities	$—	$974

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

The accompanying unaudited condensed consolidated financial statements as of June 27, 2021 and for the 13-week and 26-week periods ended June 27, 2021 and June 28, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Vital Farms, its subsidiaries and a variable interest entity (“VIE”) in which Vital Farms has a variable interest and is the primary beneficiary. The noncontrolling interest attributable to the VIE is presented as a component separate from stockholders’ equity in the unaudited condensed consolidated balance sheets. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on our Annual Report on Form 10-K and the notes thereto for the fiscal year ended December 27, 2020.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of June 27, 2021, consolidated results of operations for the 13-week and 26-week periods ended June 27, 2021 and June 28, 2020, and consolidated cash flows for the 26-week periods ended June 27, 2021 and June 27, 2020. Such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the 13-week and 26-week periods ended June 27, 2021 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 26, 2021.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended June 27, 2021 and June 28, 2020 both contain operating results for 13 weeks.

Impact of COVID-19 Pandemic: Due to the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on the Company’s business. The Company does not currently anticipate that the COVID-19 pandemic will have a material impact on the timelines for the Company’s product development and expansion efforts. However, the extent to which the COVID-19 pandemic impacts the Company’s business, product development and expansion efforts, corporate development objectives and the value of and market for the Company’s common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic; new or re-imposed travel restrictions, quarantines, social distancing and business closure requirements in the United States;= and the effectiveness of actions taken globally to contain and treat the disease, including vaccination efforts. The global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Initial Public Offering: In August 2020, the Company completed its initial public offering (“IPO”) of 10,699,573 shares of common stock at an offering price of $22.00 per share.  The Company offered 5,040,323 shares of common stock and the selling stockholders identified in the Prospectus offered an additional 5,659,250 shares of common stock, including the underwriter’s option to purchase up to an additional 1,395,596 shares of common stock from the selling stockholders. The Company received gross proceeds of approximately $110,887 before deducting underwriting discounts, commissions and offering related transaction costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of the then-outstanding shares of preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. The condensed consolidated financial statements as of June 27, 2021, including share and per share amounts, include the effects of the IPO.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 27, 2020, and the notes thereto, which are included in our Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the 26-week period ended June 27, 2021.

Recently Adopted Accounting Pronouncements: The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 27, 2020, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as described below, there have been no new accounting pronouncements adopted by the Company during the 26-week period ended June 27, 2021.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 (collectively, “Topic 326”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. For non-public companies, Topic 326 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company expects to adopt Topic 326 on December 26, 2022. Although the Company is currently evaluating the impact of its pending adoption of Topic 326, the Company does not expect it to have a material impact on its consolidated financial statements.

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

3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of June 27, 2021, which were purchased in October 2020:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$64,090	$(101)	$63,989
Commercial Paper	3,999	—	3,999
U.S. Treasury	1,002	(2)	1,000
Total	$69,091	$(103)	$68,988

The following table summarizes the Company’s available-for-sale investment securities as of December 27, 2020:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$58,671	$(41)	$58,630
Commercial Paper	6,697	—	6,697
U.S. Treasury	3,030	—	3,030
Total	$68,398	$(41)	$68,357

In October 2020, the Company purchased available-for-sale debt securities of approximately $68,336. During the 13-weeks ended June 27, 2021 there were purchases of $13,196, sales and maturities of $11,286 with no realized gains or losses and call redemptions of $760 with realized losses of $1. During the 26-weeks ended June 27, 2021 there were purchases of $27,582, sales and maturities of $23,808 with realized losses of $1, and call redemptions of $3,228 with realized losses of $9.

The securities incurred unrealized losses of $33 and related tax benefit of $7 for the 13-weeks ended June 27, 2021. The securities incurred unrealized losses of $62 and related tax benefit of $14 for the 26-weeks ended June 27, 2021.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of investment securities as of June 27, 2021 are as follows:

	Amortized Cost	Fair Value
Due within one year	$36,529	$36,528
Due in 1-5 years	32,562	32,460
Total available-for-sale	$69,091	$68,988

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of June 27, 2021, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Denominated Foreign Bonds	$—	$63,989	$—	$63,989
Commercial Paper	—	3,999	—	3,999
Money Market	24,901	—	—	24,901
U.S. Treasury	—	1,000	—	1,000
Total assets measured at fair value	$24,901	$68,988	$—	$93,889

	Fair Value Measurements as of December 27, 2020, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Denominated Foreign Bonds	$—	$58,630	$—	$58,630
Commercial Paper	—	6,697	—	6,697
Money Market	25,469	—	—	25,469
U.S. Treasury	—	3,030	—	3,030
Total assets measured at fair value	$25,469	$68,357	$—	$93,826

4. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net Revenue:
Egg and egg-related products	$56,339	$54,494	$110,768	$98,439
Butter and butter-related products	3,984	4,847	8,101	8,481
Net Revenue	$60,324	$59,341	$118,869	$106,920

Net revenue is primarily generated from the sale of eggs and butter. Historically, the Company’s product offering was comprised of pasture-raised shell eggs, pasture-raised hard-boiled eggs and pasture-raised butter.  In 2019, the Company added both liquid whole eggs and clarified butter (“ghee”) to its product offerings. In August 2020, the Company added egg bites to its product offering.

 As of June 27, 2021 and December 27, 2020, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net and during the 13-week and 26-week periods ended June 27, 2021 and June 28, 2020, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from these significant customers during the 13-week and 26-week periods ended June 27, 2021 and June 28, 2020 is as follows:

	Net Revenue for the 13-Weeks Ended June 27, 2021	Net Revenue for the 13-Weeks Ended June 28, 2020	Net Revenue for the 26-Weeks Ended June 27, 2021	Net Revenue for the 26-Weeks Ended June 28, 2020
Customer A	*	11%	*	22%
Customer B	25%	21%	25%	12%
Customer C	10%	13%	11%	12%
Customer D	11%	14%	11%	14%

*Revenue was less than 10%.

The decrease in net revenue for Customer A for the 13-week and 26-week periods ended June 27, 2021 compared to the 13-week and 26-week periods ended June 28, 2020 is due to a shift in the Company’s distribution channels to Customer B. The decrease in net revenue for Customers C and D for the 13-week and 26-week periods ended June 27, 2021 compared to the same periods in the prior year is due to COVID-19 related pantry-loading that has not recurred at similar levels, offset by increased net revenue with other customers and new distribution channels in the current periods.

The percentage of accounts receivable, net due from these significant customers as of June 27, 2021 and December 27, 2020 is as follows:

	Accounts Receivable, Net as of June 27, 2021	Accounts Receivable, Net as of December 27, 2020
Customer A	*	*
Customer B	23%	20%
Customer C	*	*
Customer D	14%	15%

*Accounts receivable was less than 10%.

5. Accounts Receivable

Accounts receivable, net was $18,137 and $20,934 as of June 27, 2021 and December 27, 2020, respectively.

As of June 27, 2021 and December 27, 2020, the Company recorded an allowance for doubtful accounts of $129 and $196, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 27, 2020	$(196)
Provisions Charged to Operating Results	(52)
Account Write-off and Recoveries	97
As of March 27, 2021	(151)
Provisions Charged to Operating Results	(111)
Account Write-off and Recoveries	133
As of June 27, 2021	$(129)

6. Inventories

Inventory consisted of the following as of the periods presented:

	June 27, 2021	December 27, 2020
Eggs and egg-related products	$5,988	$6,407
Butter and butter-related products	4,830	3,347
Packaging	1,673	1,997
Other	1,228	1,151
	$13,719	$12,902

 On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirement to determine whether write-offs for excess or obsolete inventory reserves are required.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	June 27, 2021	December 27, 2020
Land	$525	$525
Buildings and improvements	14,292	14,297
Vehicles	576	551
Machinery and equipment	13,775	12,473
Leasehold improvements	973	973
Furniture and fixtures	452	447
Construction in progress	13,008	6,654
	43,601	35,920
Less: Accumulated depreciation and amortization	(7,271)	(5,802)
Property, plant and equipment, net	$36,330	$30,118

During the 13-week periods ended June 27, 2021 and June 28, 2020, depreciation and amortization of property, plant and equipment was approximately $835 and $498, respectively. During the 26-week periods ended June 27, 2021 and June 28, 2020, depreciation and amortization of property, plant and equipment was approximately $1,620 and $954, respectively.

As of June 27, 2021 and December 27, 2020, machinery and equipment that was leased under capital leases and included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets was approximately $1,034 and $1,193, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	June 27, 2021	December 27, 2020
Accrued promotions and expired product chargebacks	$3,257	$2,724
Accrued grower payments	27	34
Accrued employee related costs	2,338	3,718
Accrued offering costs	—	123
Accrued distribution fees and freight	1,088	436
Accrued accounting and legal fees	547	238
Accrued marketing and commissions	521	739
Property, plant and equipment	1,164	502
Other	1,511	1,331
Accrued liabilities	$10,453	$9,845

9. Capital Leases

Future principal payments for capital lease payments as of June 27, 2021 are as follows:

For 26-Week Period End
2021 (remaining twenty-six weeks)	238
2022	327
Total	$565

10. Redeemable Convertible Preferred Stock

Upon the closing of the IPO in August 2020, all of the then-outstanding shares of preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

11. Common Stock and Common Stock Warrant

Common Stock: As of June 27, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 40,153,228 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	June 27, 2021	December 27, 2020
Options to purchase common stock	5,439,823	5,815,684
Restricted stock units	97,949	45,000
Shares available for grant under the 2020 Employee Stock Purchase Plan	1,294,440	900,000
Shares available for grant under the 2020 Incentive Plan	8,746,140	7,615,143
Total	15,578,352	14,375,827

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

12. Stock-Based Compensation

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 27, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 27, 2020	5,815,684	$6.87	6.7	$112,762
Granted	450,892	$25.65
Exercised	(694,188)	$2.12		$15,512
Cancelled	(132,565)	$14.58
Outstanding as of June 27, 2021	5,439,823	$8.83	7.0	$71,449
Options exercisable as of June 27, 2021	2,214,695	$2.92	4.9	$40,528
Options vested and expected to vest as of June 27, 2021	5,421,233	$8.85	7.0	$71,123

The fair value of shares vested during the 13-week periods ended June 27, 2021 and June 28, 2020 was $608 and $40, respectively. The fair value of shares vested during the 26-week periods ended June 27, 2021 and June 28, 2020 was $912 and $312, respectively.

Restricted Stock Unit Activity

The following table summarizes the Company’s restricted stock unit (“RSU”) activity since December 27, 2020:

	Number of RSUs	Weighted- Average Exercise Price
Unvested as of December 27, 2020	45,000	$37.61
Granted	68,887	24.70
Vested	(15,000)	37.61
Forfeited	(938)	25.78
Unvested as of June 27, 2021	97,949	$28.64

The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of the grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing valuation model. The fair value of RSUs is determined using the closing stock price of our common stock on the date of grant. The Company records stock-based compensation expense in selling, general and administrative expenses and cost of goods sold. During the 13-week periods ended June 27, 2021 and June 28, 2020, the Company recognized stock-based compensation expense of $1,141 and $296, respectively. During the 13-week period ended June 27, 2021, $38 of stock-based compensation expense was recognized in cost of goods sold. During the 26-week periods ended June 27, 2021 and June 28, 2020, the Company recognized stock-based compensation expense of $1,994 and $744, respectively. During the 26-week periods ended June 27, 2021 $60 of stock-based compensation expense was recognized in cost of goods sold. No stock-based compensation was recognized in cost of goods sold in the 13-week and 26-week periods ended June 27, 2020.

As of June 27, 2021, total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $13,699, which is expected to be recognized over a weighted-average period of 3.0 years.

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted its 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by its stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of June 27, 2021, 8,746,140 shares were available for future grants of the Company’s common stock. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s board of directors. As of June 27, 2021, 1,294,440 shares of the Company’s common stock were available for future issuance. The Company’s board of directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2020 ESPP during a specific offering period. As of June 27, 2021, no offerings have been approved.

13. Income Taxes

The Company’s effective tax rate for the 13-week periods ended June 27, 2021 and June 28, 2020 was approximately (7)% and 32%, respectively. The Company’s effective tax rate for the 26-week periods ended June 27, 2021 and June 28, 2020 was approximately (16)% and 32%, respectively. In the 13-week and 26-week periods ended June 27, 2021 there were favorable tax benefits related to the exercise of non-qualified stock options.

14. Net Income Per Share

Basic and diluted net income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	June 27, 2021	June 28, 2020
Numerator:
Net income	$3,883	$5,936
Less: Net income/(loss) attributable to noncontrolling interests	(24)	(28)
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$3,907	$5,964
Denominator:
Weighted average common shares outstanding — basic	40,000,136	26,007,459
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	3,375,052	3,580,960
Effect of potentially dilutive restricted stock units	480	—
Effect of potentially dilutive common stock warrants	—	115,447
Effect of potentially dilutive redeemable convertible preferred stock	—	8,192,876
Weighted average common shares outstanding — diluted	43,375,668	37,896,742
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.10	$0.23
Diluted	$0.09	$0.16

	26-Weeks Ended
	June 27, 2021	June 28, 2020
Numerator:
Net income	$7,365	$7,870
Less: Net loss attributable to noncontrolling interests	(34)	(39)
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$7,399	$7,909
Denominator:
Weighted average common shares outstanding — basic	39,767,127	25,974,873
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	3,676,494	3,444,989
Effect of potentially dilutive restricted stock units	480	—
Effect of potentially dilutive common stock warrants	—	142,937
Effect of potentially dilutive redeemable convertible preferred stock	—	8,192,876
Weighted average common shares outstanding — diluted	43,444,101	37,755,675
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.19	$0.30
Diluted	$0.17	$0.21

For the 13-week periods ended June 27, 2021 and June 28, 2020, options to purchase 196,640 shares of common stock and 118,584 shares of common stock, respectively, were excluded from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders because including them would have been antidilutive. For the 26-week periods ended June 27, 2021 and June 28, 2020, options to purchase 112,644 shares of common stock and 116,764 shares of common stock, respectively, were excluded from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders because including them would have been antidilutive.

15. Commitments and Contingencies

Operating Leases: As of June 27, 2021, the Company was leasing 9,082 square feet of office space and parking spaces in Austin, Texas. The lease expires in April 2026. The Company has the option to extend the lease agreement for successive periods of up to five years. The monthly lease payments, which include base rent charges of $19, are subject to periodic rent increases through April 2026.

As of June 27, 2021, the Company was leasing warehouse space in Springfield, Missouri for 3,750 rentable pallet spaces. The Company has the option to exceed the 3,750 pallet spaces through September 30, 2023, the lease expiration date. The monthly lease payments, which include base rent charges of $85, are subject to periodic rent increases through September 2023.

The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. During the 13-week periods ended June 27, 2021 and June 28, 2020, the Company recognized rent expense, including associated common area maintenance charges, of $159 and $105, respectively. During the 26-week periods ended June 27, 2021 and June 28, 2020, the Company recognized rent expense, including associated common area maintenance charges, of $264 and $215, respectively.

As of June 27, 2021, future minimum lease payments under noncancelable operating leases are as follows:

2021 (remaining twenty-six weeks)	725
2022	1,476
2023	1,254
2024	471
Thereafter	454
Total	$4,380

Supplier Contracts: The Company purchases its egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent upon the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts. In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 840, Leases. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. As total purchase commitments contained in these arrangements are variable, the amounts attributable to the lease components are contingent rentals; there are no minimum lease payments associated with these long-term supply contracts. As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase costs of eggs, which includes costs associated with the eggs and the corresponding costs of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers. During the 13-week periods ended June 27, 2021 and June 28, 2020, the Company recognized total costs associated with its long-term supply contracts with farms of $24,123 and $22,624, respectively. During the 26-week periods ended June 27, 2021 and June 28, 2020, the Company recognized total costs associated with its long-term supply contracts with farms of $47,378 and $42,689, respectively.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 27, 2021, the Company has not incurred any material costs as a result of such indemnifications.

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

Ovabrite, Inc.: Ovabrite is a related party because its founders are stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairman and member of the Company’s board of directors. Since Ovabrite’s incorporation in November 2016, the Company is deemed to have had a variable interest in Ovabrite, and Ovabrite is deemed to have been a VIE, of which the Company is the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation. The Ovabrite entity is immaterial as of the 13-weeks ended June 27, 2021.

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

In August 2020, the remaining $800 of the promissory notes were repaid. During the 13-week period ended June 27, 2021 and June 28, 2020, the Company recorded interest income of $0 and $5, respectively, in connection with the promissory notes. During the 26-week period ended June 27, 2021 and June 28, 2020, the company recorded interest income of $0 and $13, respectively, in connection with the promissory notes.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. (“Sandpebble”) for project management and related services associated with the construction and expansion of Egg Central Station. The owner and principal of Sandpebble is the father of an executive of the Company. In connection with the services described above, the Company paid Sandpebble $326 and $135 during the 13-week period ended June 27, 2021 and June 28, 2020, respectively and $625, and $358 during the 26-week period ended June 27, 2021 and June 28, 2020, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets.

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

None.

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

We source our pasture-raised products from a network of over 225 small family farms. We have strategically designed our supply chain to ensure high-production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

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

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 82,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing three million eggs per day and has achieved Safe Quality Food, or SQF, Level 3 certification, the highest level of such certification from the Global Food Safety Initiative. In addition, Egg Central Station is the only egg facility, and we are one of only six companies, globally to have received the SQF Institute, or SQFI, Select Site certification. Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as US Foods, Inc., or US Foods, and KeHE Distributors, LLC, or KeHE, which purchase, store, sell and deliver our products to Whole Foods and Sprouts, respectively.  In the 13-week periods ended June 27, 2021 and June 28, 2020, United Natural Foods, Inc., or UNFI (which was Whole Foods’ primary distributor through March 2020), accounted for less than 10% and 11% of our net revenue, respectively, US Foods (which became Whole Foods’ primary distributor in April 2020) accounted for approximately 25% and 21% of our net revenue, respectively, and KeHE accounted for approximately 10% and 13% of our net revenue, respectively. In the 26-week periods ended June 27, 2021 and June 28, 2020, United Natural Foods, Inc., or UNFI (which was Whole Foods’ primary distributor through March 2020), accounted for less than 10% and 22% of our net revenue, respectively, US Foods (which became Whole Foods’ primary distributor in April 2020) accounted for approximately 25% and 12% of our net revenue, respectively, and KeHE accounted for approximately 11% and 12% of our net revenue, respectively. We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers.

We have experienced consistent sales growth. We had net revenue of $60.3 million and $59.3 million, net income of $3.9 million and $6.0 million, and Adjusted EBITDA of $5.1 million and $9.3 million in the 13-week periods ended June 27, 2021 and June 28, 2020, respectively. We had net revenue of $118.9 million and $106.9 million, net income of $7.4 million and $7.9 million, and Adjusted EBITDA of $9.8 million and $13.1 million in the 26-week periods ended June 27, 2021 and June 28, 2020, respectively. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

On August 4, 2020, we completed our initial public offering, or IPO, of 10,699,573 shares of common stock at an offering price of $22.00 per share.  We issued and sold 5,040,323 shares of common stock and the selling stockholders identified in the Prospectus sold 5,659,250 shares of common stock, including 1,395,596 shares of common stock sold by the selling stockholders pursuant to the underwriters’ exercise in full of their option to purchase additional shares. We received gross proceeds of approximately $110.9 million before deducting underwriting discounts, commissions and offering related transaction costs; we did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of our then-outstanding shares of redeemable convertible preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding. The condensed consolidated financial statements as of June 27, 2021, including share and per share amounts, include the effects of the IPO.

COVID-19 Business Update

While we are not experiencing material adverse impacts at this time due to the COVID-19 pandemic, given the global economic slowdown, continuing disruptions to global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, the majority of our crew members at our headquarters transitioned to working remotely, and such remote work continues as of the date of this Form 10-Q. While the rollout of vaccines has begun, the timing of vaccinations, and the development of herd immunity is unknown, and virus mutations and variants may result in the re-imposition of recently relaxed travel restrictions and social distancing requirements and continue to restrict our ability to return to full onsite operations.

Egg Central Station currently continues to be operational, and we have implemented a number of measures to prevent and mitigate any outbreak of COVID-19 at that facility; however, we are managing operations through “essential” on-site staff and flexible work arrangements, and we may need to further modify or reduce operations due to the evolving effects of the COVID-19 pandemic.

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

Other Financial and Corporate Impacts

We believe increases in our net revenue between the second quarter of 2020 and the first quarter of 2021 have been driven in part by the impact of stay at home trends associated with COVID-19, which resulted in increased customer purchases of staples such as eggs and butter. As many COVID-19 restrictions were lifted across the United States, particularly in the second quarter of 2021, we saw a decrease in such behaviors and a return to purchasing habits that more closely resemble those of customers before the pandemic.  However, in light of recent increases in COVID-19 infections, consumer behaviors may again change. We anticipate that our performance will be affected by the duration of COVID-19’s impact on stay at home trends, and we do not have certainty that these trends will continue. Our net revenue may be more variable as a result.

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

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 98%, while the household penetration for our pasture-raised shell eggs is approximately 4.5%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the ethical value and the attractive attributes of pasture-raised food, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Sprouts accounted for approximately 6% and 7% of our retail sales for the 13-week periods ended June 27, 2021 and June 28, 2020, respectively. Further, Sprouts accounted for approximately 6% and 7% of our retail sales for the 26-week periods ended June 27, 2021 and June 28, 2020, respectively.

As of June 2021, more than 17,250 stores sell our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is an opportunity to expand sales of our products in the foodservice channel in the medium- to long-term. In the 13-week and 26-week periods ended June 27, 2021, the foodservice channel accounted for approximately 1% and 1% of our net revenue, respectively. Our brand has a differentiated value proposition with consumers, who we believe are increasingly demanding ethically produced ingredients when they eat outside of the home. We believe that more consumers will look for our products on menus, particularly with foodservice partners whose values are aligned with our own, and that on-menu branding of our products as ingredients in popular meals and menu items will drive traffic and purchases in the foodservice channel. We also believe that branded foodservice offerings will further help drive consumer awareness of our brand and purchase rates of our products in the retail channel. One example of our successful foodservice programs is with Tacodeli LLC, a popular chain based in Austin, Texas, which sells breakfast tacos made exclusively with our pasture-raised shell eggs across 11 restaurant locations and more than 90 points of distribution, such as coffee shops and farmers market stands, across Texas. We have launched similar regional concepts with Moe’s Broadway Bagel, an East Coast-style family-run bagel chain in the Denver/Boulder, Colorado area; Cafe Patachou, a breakfast and lunch restaurant based in the Indianapolis, Indiana area with 5 locations; Roam Artisan Burgers, a fast-casual burger restaurant dedicated to high-quality sourcing in the San Francisco, California area with 6 locations; Homegrown, a sustainability-focused brand in the Seattle, Washington area with 11 locations; and Pura Vida, a fresh all-day concept in the Miami, Florida area with 7 locations. We also believe there is significant additional opportunity in micro-markets, corporate offices, the hospitality industry, and colleges and universities in the medium-to long-term. We intend to continue to invest in relationships with foodservice operators, including to support joint marketing and advertising of our products. Expansion in this channel will depend on the health of the foodservice industry generally and on our ability to successfully partner with foodservice operators in a manner that leverages and reinforces our value proposition with consumers.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We launched pasture-raised hard-boiled eggs in 2018, pasture-raised ghee and liquid whole eggs in 2019 and egg bites in August 2020, and we believe there is opportunity to expand in the future into the refrigerated value-added dairy category, among others. Eggs generated $56.3 million, or approximately 93%, of net revenue in the 13-week period ended June 27, 2021. Eggs generated $110.8 million, or approximately 93%, of net revenue in the 26-week period ended June 27, 2021. We expect eggs will be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

We periodically offer sales incentives to our customers, including rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We record a provision for sales incentives during the period in which the related revenue is recognized. At the end of each accounting period, we recognize a liability for an estimated promotional allowance reserve. We periodically provide credits or discounts to our customers in the event that products do not conform to customer expectations upon delivery or expire at a customer’s site. We treat these credits and discounts, when accepted by customers, as a reduction of the sales price of the related transaction. We anticipate that these promotional activities, credits and discounts could impact our net revenue and that changes in such activities could impact period-over-period results.

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

Operating Expenses

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of broker and contractor fees for sales and marketing, and personnel costs for sales and marketing, finance, human resources and other administrative functions, consisting of salaries, benefits, bonuses, stock-based compensation expense and sales commissions. Selling, general and administrative expenses also include advertising and digital media costs, agency fees, travel and entertainment costs, product samples, sales aids incurred to acquire new customers, retain existing customers and build our brand awareness, overhead costs for facilities, including associated depreciation and amortization expenses, and information technology-related expenses.

Shipping and Distribution

Shipping and distribution expenses consist primarily of costs related to third-party freight for our products. We expect shipping and distribution expenses to increase in absolute dollars in the medium to long term, as we continue to scale our business.

Results of Operations

The results of operations data for the 13-week and 26-week periods ended June 27, 2021 and June 28, 2020 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Weeks Ended June 27, 2021 and June 28, 2020

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

	13-Weeks Ended
	June 27, 2021		June 28, 2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$60,324	100%	$59,341	100%
Cost of goods sold	38,391	64%	36,643	62%
Gross profit	21,933	36%	22,698	38%
Operating expenses:
Selling, general and administrative(1)	13,544	22%	9,970	17%
Shipping and distribution	5,374	9%	3,666	6%
Total operating expenses	18,918	31%	13,636	23%
Income from operations	3,015	5%	9,062	15%
Other income (expense), net:
Interest expense	(13)	—	(97)	—
Other income (expense), net	186	—	(181)	—
Total other income (expense), net	173	—	(278)	—
Net income before income taxes	3,188	5%	8,784	15%
Provision (benefit) for income taxes	(695)	(1)%	2,848	5%
Net income	3,883	6%	5,936	10%
Less: Net income (loss) attributable to noncontrolling interests	(24)	—	(28)	—
Net income attributable to Vital Farms, Inc. common stockholders	$3,907	6%	$5,964	10%

(1)	Includes stock-based compensation expense of $1,141 and $296 for the 13-week periods ended June 27, 2021 and June 28, 2020, respectively.

Net Revenue

	13-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Net revenue	$60,324	$59,341	$983	2%

The increase in net revenue of $1.0 million, or 2%, was primarily driven by an increase in egg-related product sales of $1.8 million, offset by a decrease in butter-related product sales of $0.9 million. The increase in egg-related sales was primarily due to volume increases to our distributors and new distribution at new and existing customers. Net revenue from sales through our retail channel was $59.3 million and $58.6 million for the 13-week periods ended June 27, 2021 and June 28, 2020, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Gross profit	$21,933	$22,698	$(765)	(3.4)%
Gross margin	36%	38%		(1.9)%

The decrease in gross profit of $0.8 million and related decline in gross margin during the 13-week period ended June 27, 2021 as compared to the 13-week period ended June 28, 2020 were primarily driven by higher promotional spending due to the return of a more normal cadence of promotional activity and higher material costs on conventional eggs.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Selling, general and administrative	$13,544	$9,970	$3,574	36%
Percentage of net revenue	22%	17%

Selling, general, and administrative expenses as a percent of net sales increased to 22% for the 13-week period ended June 27, 2021, compared to 17% for the 13-week period ended June 28, 2020. The increase in selling, general and administrative expenses was primarily driven by:

•	an increase of $1.8 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations;
•	an increase of $1.3 million in professional fees and commercial insurance costs due in part to our status as a newly public company;
•

an increase of $0.3 million in marketing programs and associated expenses, and commission payments made to third parties that sell our products to customers, related to our continued investment in brand marketing and direct advertising; and

•	an increase of $0.2 million in travel and other employee-related meeting costs due to the return of a normal cadence of sales and marketing activities involving travelling.

Shipping and Distribution

	13-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Shipping and distribution	$5,374	$3,666	$1,708	47%
Percentage of net revenue	9%	6%

The increase in shipping and distribution costs of $1.7 million, or 47%, was primarily driven by higher outbound freight rates that resulted in increased costs related to third-party freight for our products and, to a lesser extent, higher sales volumes in 2021.

Other Income (Expense), Net

	13-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Other income (expense), net	$173	$(278)	$451	162%
Percentage of net revenue	—	—

The increase in other income, net of $451,000, or (162)%, was primarily driven by losses on asset write-offs in the prior year that did not recur during the current quarter and interest income from available-for-sale debt securities that were originally purchased in October 2020.

Provision (benefit) for Income Taxes

	13-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Provision (benefit) for income taxes	$(695)	$2,848	$(3,543)	(124)%

The change in the provision for income taxes of $3.5 million, or 124%, was primarily driven by favorable tax benefits related to the exercise of non-qualified stock options during the 13-week period ended June 27, 2021.

Net Loss Attributable to Noncontrolling Interests

	13-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(24)	$(28)	$4	14%

The decrease in net loss attributable to noncontrolling interests of $4,000 or 14% was primarily driven by lower research and development costs in 2021.

Comparison of the 26-Weeks Ended June 27, 2021 and June 28, 2020

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

	26-Weeks Ended
	June 27, 2021		June 28, 2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$118,869	100%	$106,920	100%
Cost of goods sold	75,606	64%	68,367	64%
Gross profit	43,263	36%	38,553	36%
Operating expenses:
Selling, general and administrative(1)	26,726	22%	19,648	18%
Shipping and distribution	10,437	9%	6,940	6%
Total operating expenses	37,163	31%	26,588	25%
Income from operations	6,100	5%	11,965	11%
Other income (expense), net:
Interest expense	(31)	—	(255)	—
Other income (expense), net	297	—	(161)	—
Total other income (expense), net	266	—	(416)	—
Net income before income taxes	6,366	5%	11,549	11%
Provision (Benefit) for income taxes	(999)	(1)%	3,679	3%
Net income	7,365	6%	7,870	7%
Less: Net loss attributable to noncontrolling interests	(34)	—	(39)	—
Net income attributable to Vital Farms, Inc. common stockholders	$7,399	6%	$7,909	7%

Net Revenue

	26-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Net revenue	$118,869	$106,920	$11,949	11%

The increase in net revenue of $11.9 million, or 11% was primarily driven by an increase in egg-related product sales of $12.3 million, offset by a decrease in butter-related product sales of $(0.4) million. The increases in egg-related sales were primarily due to volume increases to our distributors and new distribution at new and existing customers. Net revenue from sales through our retail channel was $117.0 million and $103.3 million for the 26-week periods ended June 27, 2021 and June 28, 2020, respectively.

Gross Profit and Gross Margin

	26-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Gross profit	$43,263	$38,553	$4,710	12%
Gross margin	36%	36%	-	0%

The increase in gross profit of $4.7 million, or 12%, quarter over quarter was primarily driven by higher net revenue.

Gross margin remained flat in the 26-week period ended June 27, 2021 as compared to the 26-week period. While improvements in offsize egg utilization, lower material costs on butter, and volume leverage over direct labor and overhead costs had a positive impact on gross margin, these factors were offset by an increase in promotional spending and material costs on conventional eggs.

Operating Expenses

Selling, General and Administrative

	26-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Selling, general and administrative	$26,726	$19,648	$7,078	36%
Percentage of net revenue	22%	18%

Selling, general, and administrative expenses as a percent of net sales increased to $26.7 million for the 26-week period ended June 27, 2021, compared to $19.6 million for the 26-week period ended June 28, 2020. The increase in selling, general and administrative expenses was primarily driven by:

•	an increase of $4.0 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations;
•	an increase of $3.3 million in professional fees and commercial insurance costs due to our status as a newly public company; and
•

an increase of $0.6 million in marketing programs and associated expenses, and commission payments made to third parties that sell our products to customers, related to our continued investment in brand marketing and direct advertising.

Shipping and Distribution

	26-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Shipping and distribution	$10,437	$6,940	$3,497	50%
Percentage of net revenue	9%	6%

The increase in shipping and distribution expense of $3.5 million, or 50%, was primarily driven by higher outbound freight rates that resulted in increased costs related to third-party freight for our products and, to a lesser extent, higher sales volumes in 2021.

Other Income (Expense), Net

	26-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Other income (expense), net	$266	$(416)	$682	164%
Percentage of net revenue	—	—

The increase in other income, net of $682,000, or 164%, was primarily driven by losses on asset write-offs and interest expense on debt in the prior year that did not recur in 2021 and higher interest income from available-for-sale debt securities that were originally purchased in October 2020.

Provision (benefit) for Income Taxes

	26-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Provision (benefit) for income taxes	$(999)	$3,679	$(4,678)	(127)%

The change in the provision for income taxes of $4.7 million, or (127)%, was primarily driven by favorable tax benefits related to the exercise of non-qualified stock options during the 26-week period ended June 27, 2021.

Net Loss Attributable to Noncontrolling Interests

	26-Weeks Ended
	June 27, 2021	June 28, 2020	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(34)	$(39)	$5	13%

The decrease in net loss attributable to noncontrolling interests of $5,000 or 13%, was primarily driven by lower research and development costs in 2021.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $3.9 million and $7.4 million the 13-week and 26-week period ended June 27, 2021, respectively, and retained earnings of $21.4 million as of June 27, 2021. We completed our IPO on August 4, 2020 resulting in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents, together with cash provided by our operating activities, proceeds from our IPO and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station. We may be required to seek additional equity or debt financing. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could negatively affect our operations in the future. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would adversely affect our business, operations and financial condition.

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

The Credit Facility is secured by substantially all of our assets with the exception of real estate assets. In the event that we fail to maintain at least $20.0 million in our institutional asset management account maintained with PNC Bank, the Credit Facility will also require us to maintain two financial covenants: a fixed charge coverage ratio and a leverage ratio. The Credit Facility also contains various affirmative and negative covenants relating to limitations on indebtedness, investments and acquisitions, mergers, consolidations, the sale of properties and liens and capital expenditures, though the most recent amendment to the Loan Agreement included provisions that increased our ability to sell, lease, transfer or otherwise dispose of properties or assets in the ordinary course of business, to make acquisitions subject to satisfaction of certain other specified conditions, to make capital expenditures and to engage in certain other transactions without requiring the consent of PNC Bank. The Credit Facility contains other customary covenants, representations and events of default. As of June 27, 2021, no amounts were outstanding under the Credit Facility and we were in compliance with all covenants under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 26-week periods indicated:

	26-Weeks Ended
	June 27, 2021	June 28, 2020
	(in thousands)
Net cash provided by operating activities	$15,015	$17,728
Net cash used in investing activities	(8,405)	(5,388)
Net cash provided by financing activities	1,195	3,480
Net increase in cash and cash equivalents	$7,805	$15,820

Operating Activities

Net cash provided by operating activities was $15.0 million in the 26-week period ended June 27, 2021 and was primarily driven by net income of $7.4 million, total non-cash items of $2.5 million, and an increase in net working capital items of $5.1 million.  Non-cash items primarily consisted of depreciation and amortization of $1.6 million, non-cash stock-based compensation expense of $2.0 million and deferred income taxes of $(1.2) million.  The change in net working capital items was primarily due to a $1.1 million increase in inventory, a $2.9 million decrease in accounts receivable, a $2.1 million decrease in prepaids and other current assets, partially offset by a $0.4 million increase in accounts payable, a $0.2 million decrease in income taxes receivable, and a $0.6 million increase in accrued and other liabilities. The increases in inventory were primarily due to higher butter inventory as we continue to invest in this product offering.  The decreases in prepaids and other current assets were primarily due to amortization on a new directors’ and officers’ liability coverage policy paid for in the third quarter of 2020. The increases in accrued and other liabilities were primarily due to an increase of $0.6 million due to higher trade promotion accruals.

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

Investing Activities

For the 26-week period ended June 27, 2021, net cash used in investing activities was $8.4 million, resulting primarily from $7.8 million of purchases of property, plant and equipment used in ongoing operations and $27.6 million in purchases of available-for-sale debt securities, partially offset by $27.0 million in sales, maturities and call redemptions of available-for-sale debt securities.

For the 26-week period ended June 28, 2020, net cash used in investing activities was $5.4 million resulting from purchases of property, plant and equipment used in ongoing operations.

Financing Activities

For the 26-week period ended June 27, 2021, net cash provided by financing activities was $1.2 million, which primarily consisted of $1.5 million from the exercise of stock options, partially offset by $0.2 million of repayments of our capital lease obligations.

For the 26-week period ended June 28, 2020, net cash used in financing activities was $3.5 million, which primarily consisted of proceeds of $6.5 million from borrowings under the Credit Facility, $0.3 million from the exercise of warrants and proceeds of $0.2 million from the exercise of stock options, partially offset by our payment of deferred offering costs associated with our IPO of $1.4 million, $1.8 million of repayments under our Credit Facility and $0.2 million of repayments of our capital lease obligations

Non-GAAP Financial Measures

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(in thousands)		(in thousands)
Net income	$3,883	$5,936	$7,365	$7,870
Depreciation and amortization	835	498	1,620	954
Provision (benefit) for income tax	(695)	2,848	(999)	3,679
Stock-based compensation expense	1,141	296	1,994	744
Interest expense	13	97	31	255
Change in fair value of contingent consideration(1)	14	(327)	19	(350)
Interest income	(89)	(9)	(186)	(14)
Net litigation settlement gain	—	(20)	—	(20)
Adjusted EBITDA	$5,102	$9,319	$9,844	$13,118

(1)	Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs

Contractual Obligations and Commitments

There have been no material changes during the 26-week period ended June 27, 2021 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Annual Report on Form 10-K.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 27, 2020, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report, there have been no material changes to our significant accounting policies during the 26-week period ended June 27, 2021

Recent Accounting Pronouncements

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

Raw Materials Pricing Risk

The packaging materials used for our products include cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard. These raw materials are subject to price fluctuations that may create price risk. A hypothetical 10% increase or decrease in the weighted-average cost of these raw materials as of June 27, 2021 would have resulted in an increase or decrease to cost of sales for the 13-week and 26-week periods ended June 27, 2021 of approximately $0.4 million and $0.9 million, respectively. We seek to mitigate the impact of raw materials cost increases by negotiating pricing agreements. We strive to offset the impact of raw materials cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Ingredient Risk

We source our pasture-raised eggs and milk for our products from our network of small family farms. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 99% of the laying hens in our network of family farms as of June 27, 2021, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Under the remainder of our contracts, we are directly responsible for purchasing feed. Either type of contract subjects us to risk of price fluctuations in feed ingredients, primarily consisting of corn and soy. We do not attempt to hedge against fluctuations in the prices of these ingredients by using future, forward, option or other derivative instruments. A hypothetical 10% increase or decrease in the weighted-average cost of these ingredients as of June 27, 2021 would have resulted in an increase or decrease to cost of sales for the 13-week and 26-week periods ended June 27, 2021 of approximately $1.1 million and $2.1 million, respectively. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Facility. See the section titled “—Liquidity and Capital Resources—Credit Facility” above. Based on the average interest rate on the instruments under the Credit Facility during the 13-week and 26-week periods ended June 27, 2021 and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for 13-week and 26-week periods ended June 27, 2021.

Our interest-earning instruments also carry a degree of interest rate risk. As of June 27, 2021, we had cash and cash equivalents of $37.3 million.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. We purchase certain equipment from foreign countries, and the cost related to this equipment is denominated in the currency of the applicable country. Additionally, to the extent our sourcing strategy changes or we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations for the 13-week and 26-week periods ended June 27, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased to 60.3 million and $118.9 million in the 13-week and 26-week periods ended June 27, 2021, respectively, from 59.3 million and $106.9 million in the 13-week and 26-week periods ended June 28, 2020, respectively, and increased to $214.3 million in fiscal 2020 from $140.7 million in fiscal 2019. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

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

For the 13-week periods ended June 27, 2021 and June 28, 2020, we generated net income of $3.9 million and $6.0 million, respectively. For the 26-week periods ended June 27, 2021 and June 28, 2020, we generated net income of $7.4 million and $7.9 million, respectively. For fiscal years ended December 27, 2020 and December 29, 2019, we generated net income of $9.0 million and $3.3 million, respectively. However, we have experienced net losses in prior years, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our expansion efforts may prove more expensive than we anticipate (including as a result of increases in equipment prices, which may be due to actual or threatened disruptions in our equipment supply chain relating to public health pandemics, such as COVID-19, trade wars or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our egg processing facility, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing our innovative products and marketing the products we offer. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We also expect to incur significant additional legal, accounting and other expenses as a public company that we did not incur as a private company. If we fail to continue to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

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

Pasture-raised shell eggs accounted for approximately 90% and 91% of our net revenue in the 13-week periods ended June 27, 2021 and June 28, 2020, respectively. Pasture-raised shell eggs accounted for approximately 91% and 89% of our net revenue in the 26-week periods ended June 27, 2021 and June 28, 2020, respectively. In fiscal 2020 and 2019, pasture-raised shell eggs accounted for 90% of our net revenue. Pasture-raised shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of pasture-raised shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of pasture-raised shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our pasture-raised shell eggs could have an adverse effect on our business, financial condition and results of operations.

Fluctuations in commodity prices and in the availability of feed grains could negatively impact our results of operations and financial condition.

The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 99% of the laying hens in our network of family farms as of June 27, 2021, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Additionally, for our integrator contracts, which account for the remaining 1% of laying hens in our network, we are directly responsible for purchasing and providing feed supply to the farmer. Therefore, our results of operations and financial condition, including our gross margin and profitability, fluctuate based on the cost and supply of commodities, including corn, soybean meal and other feed ingredients.

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

In the 13-weeks ended June 27, 2021 and June 28, 2020, UNFI (which was Whole Foods’ distributor through March 2020) accounted for approximately 9% and 11% of our net revenue, respectively, KeHE accounted for approximately 10%, and 13% of our net revenue, respectively, and US Foods (which became Whole Foods’ distributor in April 2020) accounted for approximately 25%,and 21% of our net revenue, respectively. In the 26-weeks ended June 27, 2021 and June 28, 2020, UNFI (which was Whole Foods’ distributor through March 2020) accounted for less than 10 % and 22% of our net revenue, respectively, KeHE accounted for approximately 11%, and 12% of our net revenue, respectively, and US Foods (which became Whole Foods’ distributor in April 2020) accounted for approximately 25%, and 12% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all), under similar terms and conditions, could adversely affect our business, financial condition and results of operations.

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

Our retail customers include natural channel and mainstream channel stores, which have been undergoing a consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business. During the 13-week and 26-week periods ended June 27, 2021 and June 28, 2020, our largest direct retail customer accounted for approximately 11% and 15% of our net revenue, respectively.

With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Sprouts accounted for approximately 6% and 7% of our retail sales in the 13-week periods ended June 27, 2021 and June 28, 2020, respectively. Further, Sprouts accounted for approximately 6% and 7% of our retail sales in the 26-week periods ended June 27, 2021 and June 28, 2020, respectively. The loss of Kroger, Whole Foods, Sprouts or any other large retail customer, the reduction of purchasing levels or the cancellation of any business from Kroger, Whole Foods, Sprouts or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

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

We currently rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, chronic driver shortages, trucking capacity limitations due to general increases in freight demand, employee strikes or unavailability (including due to COVID-19), inclement weather and noncompliance by our third-party transportation providers with applicable regulatory requirements, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs. We may change shipping companies, and we could face logistical difficulties with any such change that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

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

The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by COVID-19, including interruptions to global shipping that may impact our and our suppliers’ ability to access equipment and other materials, continue for an extended period of time, our ability to meet the demands of our customers or to expand as planned may be materially impacted.  Additionally, while Egg Central Station, a shell egg processing facility we operate in Springfield, Missouri, remains operational, the COVID-19 vaccination rate in the State of Missouri currently is significantly lower than the national rate, and the reported rates of infection and hospitalization due to COVID-19 in Greene County, Missouri, where Springfield is located, have been rising. If we are forced to scale back hours of operation or close this facility in response to the pandemic, we expect our business, financial condition and results of operations would be materially and adversely affected.

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

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are set by an independent organization, B Lab, and may change over time, and our continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified in February 2018 and are in the process of our second recertification with B Lab.  We were randomly selected for an onsite review, which is expected to occur in the third quarter of fiscal year 2021.  Our Certified B Corporation designation remains in good standing while we conduct the recertification process, but there is no guarantee that we will be recertified. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported Certified B Corporation score declines.

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

Based on the number of shares outstanding as of June 27, 2021, our directors, officers and stockholders holding more than 5% of our outstanding stock, together with their affiliates, hold, in the aggregate, approximately 46.0% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In addition, as of June 27, 2021, there were 5,508,800 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of June 27, 2021, holders of approximately 15.4 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy.  Between July 30, 2020 and June 27, 2021, we used an aggregate of $10.2 million of the IPO proceeds, including $7.3 million to pay off our term loan and $1.9 million to pay off our equipment loan in 2020.

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

10.1

Ninth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated April 2, 2021.

10.2	Second Amended and Restated Term Loan Note executed and delivered by the Registrant and the Borrowers party thereto, dated April 2, 2021.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

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

Vital Farms, Inc.

Dated: August 10, 2021	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2021	By:	/s/ Bo Meissner
Bo Meissner
Chief Financial Officer (Principal Financial Officer)