Form 10-Q
period 2021-09-26
Vital Farms, Inc.
filed 2021-11-09
CIK 1579733

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2021

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

As of November 3, 2021, the registrant had 40,305,246 shares of common stock, $0.0001 par value per share, outstanding.

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

•	We have incurred net losses both in the current 13-week period ended September 26, 2021 and in prior fiscal years and we may not be able to maintain or increase our profitability in the future.
•	We have only recently expanded our product offerings beyond pasture-raised eggs, which makes it difficult to forecast our future results of operations.
•	Sales of pasture-raised shell eggs contribute to the vast majority of our revenue, and a reduction in these sales would have an adverse effect on our financial condition.
•	Failure to introduce new products may adversely affect our ability to continue to grow.
•	We are dependent on the market for shell eggs.
•	Fluctuations in commodity prices and in the availability of feed grains could negatively impact our results of operations and financial condition.
•

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results and our brand reputation could be harmed.

•	A substantial majority of our pasture-raised shell eggs are processed at Egg Central Station in Springfield, Missouri. Any damage or disruption at this facility may harm our business.
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

v

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 26, 2021	December 27, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,844	$29,544
Investment securities	69,805	68,357
Accounts receivable, net	22,302	20,934
Inventories	14,578	12,902
Income taxes receivable	1,339	1,554
Prepaid expenses and other current assets	4,784	3,965
Total current assets	140,652	137,256
Property, plant and equipment, net	42,169	30,118
Goodwill	3,858	3,858
Deposits	256	142
Total assets	$186,935	$171,374
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,368	$15,489
Accrued liabilities	14,465	9,845
Lease obligation, current	447	471
Contingent consideration, current	35	109
Total current liabilities	32,315	25,914
Lease obligation, net of current portion	—	327
Contingent consideration, non-current	—	18
Deferred tax liabilities, net	849	2,537
Other liability, non-current	191	192
Total liabilities	33,355	28,988
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	175	175
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of September 26, 2021 (unaudited) and December 27, 2020; 40,302,470 and 39,444,040 shares issued and outstanding as of September 26, 2021 (unaudited) and December 27, 2020, respectively	5	5
Treasury stock, at cost, zero and 5,494,918 common shares as of September 26, 2021 (unaudited) and December 27, 2020, respectively (Note 11)	—	(16,276)
Additional paid-in capital	146,983	144,311
Retained earnings	6,395	14,039
Accumulated other comprehensive loss	(100)	(31)
Total stockholders’ equity attributable to Vital Farms, Inc. stockholders	153,283	142,048
Noncontrolling interests	122	163
Total stockholders’ equity	$153,405	$142,211
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$186,935	$171,374

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net revenue	$64,627	$53,367	$183,496	$160,287
Cost of goods sold	44,788	35,017	120,394	103,384
Gross profit	19,839	18,350	63,102	56,903
Operating expenses:
Selling, general and administrative	15,326	12,185	42,053	31,832
Shipping and distribution	6,318	3,752	16,755	10,693
Total operating expenses	21,644	15,937	58,808	42,525
(Loss) income from operations	(1,805)	2,413	4,294	14,378
Other (expense) income, net:
Interest expense	(11)	(110)	(42)	(365)
Other income (expense), net	3	(21)	300	(182)
Total other (expense) income, net	(8)	(131)	258	(547)
Net (loss) income before income taxes	(1,813)	2,282	4,552	13,831
(Benefit) provision for income taxes	(486)	620	(1,485)	4,300
Net (loss) income	(1,327)	1,662	6,037	9,531
Less: Net loss attributable to noncontrolling interests	(6)	(15)	(41)	(54)
Net (loss) income attributable to Vital Farms, Inc. common stockholders	$(1,321)	$1,677	$6,078	$9,585
Net (loss) income per share attributable to Vital Farms, Inc. stockholders:
Basic:	$(0.03)	$0.05	$0.15	$0.33
Diluted:	$(0.03)	$0.04	$0.14	$0.29
Weighted average common shares outstanding:
Basic:	40,196,410	34,044,994	39,910,063	28,664,914
Diluted:	40,196,410	39,111,018	43,380,711	33,275,902

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net (loss) income	$(1,327)	$1,662	$6,037	$9,531
Other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of tax	(21)	—	(69)	—
Total comprehensive (loss) income	$(1,348)	$1,662	$5,968	$9,531

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock		Treasury Stock					Total Stockholders’ Equity Attributable
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 27, 2020	44,938,958	$5	(5,494,918)	$(16,276)	$144,311	$14,039	$(31)	$142,048	$163	$142,211
Exercise of stock options	300,266	—	—	—	525	—	—	525	—	525
Stock-based compensation expense	—	—	—	—	853	—	—	853	—	853
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss, net	—	—	—	—	—	—	(22)	(22)	—	(22)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	3,491	—	3,491	—	3,491
Balances as of March 28, 2021	45,239,224	5	(5,494,918)	(16,276)	145,689	17,530	(53)	146,895	152	147,047
Exercise of stock options	393,922	—	—	—	978	—	—	978	—	978
Vesting of restricted stock units	15,000	—	—	—	—	—	—	—	—	-
Stock-based compensation expense	—	—	—	—	1,141	—	—	1,141	—	1,141
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	(24)	(24)
Other comprehensive loss, net	—	—	—	—	—	—	(26)	(26)	—	(26)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	3,907	—	3,907	—	3,907
Balances as of June 27, 2021	45,648,146	5	(5,494,918)	(16,276)	147,808	21,437	(79)	152,895	128	153,023
Exercise of stock options	149,242	—	—	—	532	—	—	532	—	532
Stock-based compensation expense	—	—	—	—	1,198	—	—	1,198	—	1,198
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	(6)	(6)
Retirement of treasury stock	(5,494,918)	—	5,494,918	16,276	(2,555)	(13,721)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	(21)	(21)	—	(21)
Net loss attributable to Vital Farms, Inc.	—	—	—	—	—	(1,321)	—	(1,321)	—	(1,321)
Balances as of September 26, 2021	40,302,470	$5	—	$—	$146,983	$6,395	$(100)	$153,283	$122	$153,405

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock				Total Stockholders’ Equity Attributable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 29, 2019	8,192,876	$23,036	31,429,898	$3	(5,494,918)	$(16,276)	$19,593	$5,239	$8,559	$79	$8,638
Exercise of stock options	—	—	7,588	—	—	—	10	—	10	—	10
Stock-based compensation expense	—	—	—	—	—	—	448	—	448	—	448
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	(11)	(11)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	1,945	1,945	—	1,945
Balances as of March 29, 2020	8,192,876	$23,036	31,437,486	$3	(5,494,918)	$(16,276)	$20,051	$7,184	$10,962	$68	$11,030
Exercise of stock options	—	—	49,200	—	—	—	160	—	160	—	160
Exercise of warrant	—	—	196,800	—	—	—	282	—	282	—	282
Stock-based compensation expense	—	—	—	—	—	—	296	—	296	—	296
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	(28)	(28)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	5,964	5,964	—	5,964
Balances as of June 28, 2020	8,192,876	$23,036	31,683,486	$3	(5,494,918)	$(16,276)	$20,789	$13,148	$17,664	$40	$17,704
Issuance of common stock pursuant to initial public offering, net of issuance costs of 12,215	—	—	5,040,323	1	—	—	98,670	—	98,671	—	98,671
Issuance of common stock upon conversion of preferred stock	(8,192,876)	(23,036)	8,192,876	1	—	—	23,035	—	23,036	—	23,036
Exercise of stock options	—	—	10,394	—	—	—	34	—	34	—	34
Stock-based compensation expense	—	—	—	—	—	—	737	—	737	—	737
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	(15)	(15)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	1,677	1,677	—	1,677
Balances as of September 27, 2020	—	$—	$44,927,079	$5	$(5,494,918)	$(16,276)	$143,265	$14,825	$141,819	$25	$141,844

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	39-Weeks Ended
	September 26, 2021	September 27, 2020
Cash flows provided by operating activities:
Net income	$6,037	$9,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,526	1,568
Non-cash interest expense	—	5
Bad debt expense (recovery)	65	(63)
Inventory provisions	186	155
Change in fair value of contingent consideration	34	(342)
Stock-based compensation expense	3,192	1,481
Loss on disposal of property, plant and equipment	108	259
Deferred taxes	(1,688)	1,382
Non-cash interest income	(190)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(1,433)	(1,380)
Inventories	(1,862)	1,063
Income taxes receivable	214	1,293
Income taxes payable	—	364
Prepaid expenses and other current assets	(818)	(1,970)
Deposits and other assets	(114)	11
Accounts payable	1,385	2,207
Accrued liabilities and other liabilities	4,626	(507)
Net cash provided by operating activities	$12,268	$15,043
Cash flows used in investing activities:
Purchases of property, plant and equipment	(14,192)	(6,728)
Purchases of available-for-sale debt securities	(43,363)	—
Sales, maturities, and call redemptions of available-for-sale debt securities	42,029	—
Repayment of notes receivable provided to related parties	—	846
Net cash used in investing activities	$(15,526)	$(5,882)
Cash flows provided by financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	—	99,671
Proceeds from borrowings under term loan	—	5,000
Proceeds from borrowings under equipment loan	—	1,461
Proceeds from Paycheck Protection Program loan	—	2,593
Repayment of revolving line of credit	—	(1,325)
Repayment of equipment loan	—	(2,015)
Repayment of term loan	—	(618)
Repayment of Paycheck Protection Program loan	—	(2,593)
Payment of contingent consideration	(126)	(140)
Principal payments under finance lease obligation	(351)	(335)
Proceeds from exercise of stock options	2,035	203
Proceeds from exercise of warrant	—	282
Net cash provided by financing activities	$1,558	$102,184
Net (decrease) increase in cash and cash equivalents	(1,700)	111,345
Cash and cash equivalents at beginning of the period	29,544	1,274
Cash and cash equivalents at end of the period	27,844	112,619
Supplemental disclosure of cash flow information:
Cash paid for interest	$38	$358
Cash paid for income taxes	$4	$1,150
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$494	$331

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

The accompanying unaudited condensed consolidated financial statements as of September 26, 2021 and for the 13-week and 39-week periods ended September 26, 2021 and September 27, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. The accompanying unaudited condensed consolidated financial statements include the accounts of Vital Farms, its subsidiaries and a variable interest entity (“VIE”) in which Vital Farms has a variable interest and is the primary beneficiary. The noncontrolling interest attributable to the VIE is presented as a component separate from stockholders’ equity in the unaudited condensed consolidated balance sheets. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements on our Annual Report on Form 10-K and the notes thereto for the fiscal year ended December 27, 2020.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s consolidated financial position as of September 26, 2021, consolidated results of operations for the 13-week and 39-week periods ended September 26, 2021 and September 27, 2020, and consolidated cash flows for the 39-week periods ended September 26, 2021 and September 27, 2020. Such adjustments are of a normal and recurring nature. The condensed consolidated results of operations for the 13-week and 39-week periods ended September 26, 2021 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 26, 2021.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 26, 2021 and September 27, 2020 both contain operating results for 13 weeks.

Impact of COVID-19 Pandemic: Due to the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on the Company’s business. The Company does not currently anticipate that the COVID-19 pandemic will have a material impact on the timelines for the Company’s product development and expansion efforts. However, the extent to which the COVID-19 pandemic impacts the Company’s business, product development and expansion efforts, corporate development objectives and the value of and market for the Company’s common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic; new or re-imposed travel restrictions, quarantines, social distancing and business closure requirements in the United States; and the effectiveness of actions taken globally to contain and treat the disease, including vaccination efforts. The overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

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

Initial Public Offering: In August 2020, the Company completed its initial public offering (“IPO”) of 10,699,573 shares of common stock at an offering price of $22.00 per share.  The Company offered 5,040,323 shares of common stock and the selling stockholders identified in the Prospectus offered an additional 5,659,250 shares of common stock, including the underwriter’s option to purchase up to an additional 1,395,596 shares of common stock from the selling stockholders. The Company received gross proceeds of approximately $110,887 before deducting underwriting discounts, commissions and offering related transaction costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of the then-outstanding shares of preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. The condensed consolidated financial statements as of September 26, 2021, including share and per share amounts, include the effects of the IPO.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 27, 2020, and the notes thereto, which are included in our Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the 39-week period ended September 26, 2021.

Recently Adopted Accounting Pronouncements: The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 27, 2020, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as described below, there have been no new accounting pronouncements adopted by the Company during the 39-week period ended September 26, 2021.

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

3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of September 26, 2021, which were purchased in October 2020:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$64,758	$(128)	$64,630
Commercial Paper	3,999	—	3,999
U.S. Treasury	1,178	(2)	1,176
Total	$69,935	$(130)	$69,805

The following table summarizes the Company’s available-for-sale investment securities as of December 27, 2020:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$58,671	$(41)	$58,630
Commercial Paper	6,697	—	6,697
U.S. Treasury	3,030	—	3,030
Total	$68,398	$(41)	$68,357

In October 2020, the Company purchased available-for-sale debt securities of approximately $68,336. During the 13-weeks ended September 26, 2021 there were purchases of $15,712, sales and maturities of $13,359 with no realized gains or losses and call redemptions of $1,598 with realized losses of $2. During the 39-weeks ended September 26, 2021 there were purchases of $43,294, sales and maturities of $37,203 with realized losses of $1, and call redemptions of $4,826 with realized losses of $11.

The securities incurred unrealized losses of $7 and related tax benefit of $3 for the 13-weeks ended September 26, 2021. The securities incurred unrealized losses of $69 and related tax benefit of $17 for the 39-weeks ended September 26, 2021.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of investment securities as of September 26, 2021 are as follows:

	Amortized Cost	Fair Value
Due within one year	$28,825	$28,824
Due in 1-5 years	41,110	40,981
Total available-for-sale	$69,935	$69,805

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of September 26, 2021, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Denominated Foreign Bonds	$—	$64,630	$—	$64,630
Commercial Paper	—	3,999	—	3,999
Money Market	23,104	—	—	23,104
U.S. Treasury	—	1,176	—	1,176
Total assets measured at fair value	$23,104	$69,805	$—	$92,909

	Fair Value Measurements as of December 27, 2020, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Denominated Foreign Bonds	$—	$58,630	$—	$58,630
Commercial Paper	—	6,697	—	6,697
Money Market	25,469	—	—	25,469
U.S. Treasury	—	3,030	—	3,030
Total assets measured at fair value	$25,469	$68,357	$—	$93,826

4. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
Net Revenue:
Egg and egg-related products	$58,999	$49,299	$169,767	$147,738
Butter and butter-related products	5,628	4,068	13,729	12,549
Net Revenue	$64,627	$53,367	$183,496	$160,287

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include pasture-raised shell eggs, pasture-raised hard-boiled eggs, liquid whole eggs, egg bites and pasture-raised butter. In August 2021, the Company added spreadable tub butter and egg-based breakfast bars to its product offering.

 As of September 26, 2021 and December 27, 2020, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net, and during the 13-week and 39-week periods ended September 26, 2021 and September 27, 2020, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from these significant customers during the 13-week and 39-week periods ended September 26, 2021 and September 27, 2020 is as follows:

	Net Revenue for the 13-Weeks Ended September 26, 2021	Net Revenue for the 13-Weeks Ended September 27, 2020	Net Revenue for the 39-Weeks Ended September 26, 2021	Net Revenue for the 39-Weeks Ended September 27, 2020
Customer A	20%	*	13%	18%
Customer B	11%	24%	20%	16%
Customer C	11%	13%	10%	12%
Customer D	14%	13%	12%	14%

*Revenue was less than 10%.

The increase in net revenue for Customer A for the 13-week period ended September 26, 2021 compared to the 13-week period ended September 27, 2020 is due to a shift in the Company’s distribution channels away from Customer B in the 13-week period. The decrease in net revenue for Customer A for the 39-week period ended September 26, 2021 compared to the 39-week period ended September 27, 2020 is due to a shift in the Company’s distribution channels to Customer B prior to the middle of the 13-week period ended September 26, 2021, when, as noted above, there was a shift back to Customer A. The decrease in net revenue for Customer C for the 13-week and 39-week periods ended September 26, 2021 compared to the same periods in the prior year is due to COVID-19 related pantry-loading that has not recurred at similar levels, offset by increased net revenue with other customers and new distribution channels in the current periods. The increase in net revenue for Customer D for the 13-week period ended September 26, 2021 compared to the 13-week period ended September 27, 2020 is due to new distribution gains in the current period. The decrease in net revenue for Customer D for the 39-week period ended September 26, 2021 compared to the same period in the prior year is due to COVID-19 related pantry-loading that has not recurred at similar levels.

The percentage of accounts receivable, net due from these significant customers as of September 26, 2021 and December 27, 2020 is as follows:

	Accounts Receivable, Net as of September 26, 2021	Accounts Receivable, Net as of December 27, 2020
Customer A	29%	*
Customer B	*	20%
Customer C	*	*
Customer D	12%	15%

*Accounts receivable was less than 10%.

5. Accounts Receivable

Accounts receivable, net, was $22,302 and $20,934 as of September 26, 2021 and December 27, 2020, respectively.

As of September 26, 2021 and December 27, 2020, the Company recorded an allowance for doubtful accounts of $261 and $196, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 27, 2020	$(196)
Provisions Charged to Operating Results	28
Account Write-off and Recoveries	17
As of March 27, 2021	(151)
Provisions Charged to Operating Results	(41)
Account Write-off and Recoveries	63
As of June 27, 2021	(129)
Provisions Charged to Operating Results	(162)
Account Write-off and Recoveries	30
As of September 26, 2021	$(261)

6. Inventories

Inventory consisted of the following as of the periods presented:

	September 26, 2021	December 27, 2020
Eggs and egg-related products	$6,661	$6,407
Butter and butter-related products	4,645	3,347
Packaging	1,962	1,997
Other	1,310	1,151
	$14,578	$12,902

 On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirement to determine whether write-offs for excess or obsolete inventory reserves are required.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	September 26, 2021	December 27, 2020
Land	$525	$525
Buildings and improvements	14,214	14,297
Vehicles	650	551
Machinery and equipment	14,477	12,473
Leasehold improvements	830	973
Furniture and fixtures	503	447
Construction in progress	18,878	6,654
	50,077	35,920
Less: Accumulated depreciation and amortization	(7,908)	(5,802)
Property, plant and equipment, net	$42,169	$30,118

During the 13-week periods ended September 26, 2021 and September 27, 2020, depreciation and amortization of property, plant and equipment was approximately $907 and $614, respectively. During the 39-week periods ended September 26, 2021 and September 27, 2020, depreciation and amortization of property, plant and equipment was approximately $2,526 and $1,568, respectively.

As of September 26, 2021 and December 27, 2020, machinery and equipment that was leased under capital leases and included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets was approximately $955 and $1,193, respectively.

8. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	September 26, 2021	December 27, 2020
Accrued promotions and expired product chargebacks	$3,565	$2,724
Accrued grower payments	67	34
Accrued employee related costs	2,897	3,718
Accrued offering costs	—	123
Accrued distribution fees and freight	2,152	436
Accrued accounting and legal fees	498	238
Accrued marketing and commissions	1,707	739
Accrued property, plant and equipment	1,976	502
Other	1,603	1,331
Accrued liabilities	$14,465	$9,845

9. Capital Leases

Future principal payments for capital lease payments as of September 26, 2021 are as follows:

For 39-Week Period End
2021 (remaining thirteen weeks)	120
2022	327
Total	$447

10. Redeemable Convertible Preferred Stock

Upon the closing of the IPO in August 2020, all of the then-outstanding shares of preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

11. Common Stock and Common Stock Warrant

Common Stock: As of September 26, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 40,302,470 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	September 26, 2021	December 27, 2020
Options to purchase common stock	5,133,709	5,815,684
Restricted stock units	107,680	45,000
Shares available for grant under the 2020 Employee Stock Purchase Plan	1,294,440	900,000
Shares available for grant under the 2020 Incentive Plan	8,683,759	7,615,143
Total	15,219,588	14,375,827

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

Treasury Stock: In August 2021, the Company retired an aggregate of 5,494,918 shares of its common stock held in treasury. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

12. Stock-Based Compensation

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 27, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 27, 2020	5,815,684	$6.87	6.7	$112,762
Granted	557,337	$24.14
Exercised	(843,430)	$2.37		$17,599
Cancelled	(395,882)	$11.49
Outstanding as of September 26, 2021	5,133,709	$9.10	6.8	$54,144
Options exercisable as of September 26, 2021	2,623,519	$4.49	5.3	$36,607
Options vested and expected to vest as of September 26, 2021	5,120,566	$9.12	6.8	$53,953

The fair value of shares vested during the 13-week periods ended September 26, 2021 and September 27, 2020 was $1,968 and $984, respectively. The fair value of shares vested during the 39-week periods ended September 26, 2021 and September 27, 2020 was $2,880 and $1,442, respectively.

Restricted Stock Unit Activity

The following table summarizes the Company’s restricted stock unit (“RSU”) activity since December 27, 2020:

	Number of RSUs	Weighted- Average Exercise Price
Unvested as of December 27, 2020	45,000	$37.61
Granted	79,489	23.77
Vested	(15,000)	37.61
Forfeited	(1,809)	25.78
Unvested as of September 26, 2021	107,680	$27.59

The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of the grant. The fair value of stock options granted was estimated using the Black-Scholes option-pricing valuation model. The fair value of RSUs is determined using the closing stock price of our common stock on the date of grant. The Company records stock-based compensation expense in selling, general and administrative expenses and cost of goods sold. During the 13-week periods ended September 26, 2021 and September 27, 2020, the Company recognized stock-based compensation expense of $1,198 and $737, respectively. During the 13-week period ended September 26, 2021, $37 of stock-based compensation expense was recognized in cost of goods sold. During the 39-week periods ended September 26, 2021 and September 27, 2020, the Company recognized stock-based compensation expense of $3,192 and $1,481, respectively. During the 39-week periods ended September 26, 2021 $102 of stock-based compensation expense was recognized in cost of goods sold. No stock-based compensation was recognized in cost of goods sold in the 13-week and 39-week periods ended September 27, 2020.

As of September 26, 2021, total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $12,323, which is expected to be recognized over a weighted-average period of 2.8 years.

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted its 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by its stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of September 26, 2021, 8,683,759 shares were available for future grants of the

Company’s common stock. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s board of directors. As of September 26, 2021, 1,294,440 shares of the Company’s common stock were available for future issuance. The Company’s board of directors may from time to time grant or provide for the grant to eligible employees of options to purchase common stock under the 2020 ESPP during a specific offering period. As of September 26, 2021, no offerings have been approved.

13. Income Taxes

The Company’s effective tax rate for both 13-week periods ended September 26, 2021 and September 27, 2020 was approximately 27%. The Company’s effective tax rate for the 39-week periods ended September 26, 2021 and September 27, 2020 was approximately (33)% and 31%, respectively. In the 13-week and 39-week periods ended September 26, 2021 there were favorable tax benefits related to the exercise of non-qualified stock options.

14. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	September 26, 2021	September 27, 2020
Numerator:
Net (loss) income	$(1,327)	$1,662
Less: Net loss attributable to noncontrolling interests	(6)	(15)
Net (loss) income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$(1,321)	$1,677
Denominator:
Weighted average common shares outstanding — basic	40,196,410	34,044,994
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	—	5,066,024
Effect of potentially dilutive restricted stock units	—	—
Effect of potentially dilutive common stock warrants	—	—
Effect of potentially dilutive redeemable convertible preferred stock	—	—
Weighted average common shares outstanding — diluted	40,196,410	39,111,018
Net (loss) income per share attributable to Vital Farms, Inc. stockholders
Basic	$(0.03)	$0.05
Diluted	$(0.03)	$0.04

	39-Weeks Ended
	September 26, 2021	September 27, 2020
Numerator:
Net income	$6,037	$9,531
Less: Net loss attributable to noncontrolling interests	(41)	(54)
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$6,078	$9,585
Denominator:
Weighted average common shares outstanding — basic	39,910,063	28,664,914
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	3,468,937	4,482,401
Effect of potentially dilutive restricted stock units	1,711	—
Effect of potentially dilutive common stock warrants	—	128,587
Effect of potentially dilutive redeemable convertible preferred stock	—	—
Weighted average common shares outstanding — diluted	43,380,711	33,275,902
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.15	$0.33
Diluted	$0.14	$0.29

For the 13-week periods ended September 26, 2021 and September 27, 2020, options to purchase 0 shares of common stock and 45,000 shares of common stock, respectively, were excluded from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders because including them would have been antidilutive. For the 39-week periods ended September 26, 2021 and September 27, 2020, options to purchase 195,126 shares of common stock and 881,969 shares of common stock, respectively, were excluded from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders because including them would have been antidilutive.

15. Commitments and Contingencies

Operating Leases: As of September 26, 2021, the Company was leasing 9,082 square feet of office space and parking spaces in Austin, Texas. The lease expires in April 2026. The Company has the option to extend the lease agreement for successive periods of up to five years. The monthly lease payments, which include base rent charges of $19, are subject to periodic rent increases through April 2026.

As of September 26, 2021, the Company was leasing approximately 92,000 square feet of warehouse space in Springfield, Missouri for 10,000 rentable pallet spaces under an operating lease expiring in September 2023. The monthly lease payments, which include base rent charges of $79, are subject to periodic rent increases through September 2023.

The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. During the 13-week periods ended September 26, 2021 and September 27, 2020, the Company recognized rent expense, including associated common area maintenance charges, of $113 and $109, respectively. During the 39-week periods ended September 26, 2021 and September 27, 2020, the Company recognized rent expense, including associated common area maintenance charges, of $378 and $331, respectively.

As of September 26, 2021, future minimum lease payments under noncancelable operating leases are as follows:

2021 (remaining thirteen weeks)	366
2022	1,476
2023	1,254
2024	471
Thereafter	454
Total	$4,021

Supplier Contracts: The Company purchases its egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent upon the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts. In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 840, Leases. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. As total purchase commitments contained in these arrangements are variable, the amounts attributable to the lease components are contingent rentals; there are no minimum lease payments associated with these long-term supply contracts. As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase costs of eggs, which includes costs associated with the eggs and the corresponding costs of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers. During the 13-week periods ended September 26, 2021 and September 27, 2020, the Company recognized total costs associated with its long-term supply contracts with farms of $27,863 and $22,341, respectively. During the 39-week periods ended September 26, 2021 and September 27, 2020, the Company recognized total costs associated with its long-term supply contracts with farms of $75,271 and $65,030, respectively.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 26, 2021, the Company has not incurred any material costs as a result of such indemnifications.

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

Ovabrite, Inc.: Ovabrite is a related party because its founders are stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairman and member of the Company’s board of directors. Since Ovabrite’s incorporation in November 2016, the Company is deemed to have had a variable interest in Ovabrite, and Ovabrite is deemed to have been a VIE, of which the Company is the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation. The Ovabrite entity is immaterial as of the 13-weeks ended September 26, 2021.

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

In August 2020, the remaining $800 of the promissory notes were repaid. During the 13-week periods ended September 26, 2021 and September 27, 2020, the Company recorded interest income of $0 and $10, respectively, in connection with the promissory notes. During the 39-week periods ended September 26, 2021 and September 27, 2020, the company recorded interest income of $0 and $24, respectively, in connection with the promissory notes.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. (“Sandpebble”) for project management and related services associated with the construction and expansion of Egg Central Station. The owner and principal of Sandpebble is the father of an executive of the Company. In connection with the services described above, the Company paid Sandpebble $142 and $178 during the 13-week periods ended September 26, 2021 and September 27, 2020, respectively and $766, and $541 during the 39-week periods ended September 26, 2021 and September 27, 2020, respectively. As of September 26, 2021, the Company owed Sandpebble approximately $150 for work performed through that date. Amounts paid to Sandpebble are included in property, plant and equipment, net, accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

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

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs, which sell for as much as three times the price of commodity eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at The Kroger Co., or Kroger, Sprouts Farmers Market, or Spouts, Target Corporation and Whole Foods, and we also sell our pasture-raised products at Albertsons Companies, Inc., Publix Super Markets, Inc. and Walmart Inc. We offer 43 retail SKUs through a multi-channel retail distribution network. During the 13-weeks ended September 26, 2021, we began selling our products through club retailers. We believe we have significant room for growth within the retail and, in the medium- to long-term, foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 82,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing three million eggs per day and has achieved Safe Quality Food, or SQF certification, from the Global Food Safety Initiative. In addition, Egg Central Station is the only egg facility, and we are one of only six companies nationally, and 10 companies globally, to have received the SQF Institute, or SQFI, Select Site certification. Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as US Foods, Inc., or US Foods, and KeHE Distributors, LLC, or KeHE, which purchase, store, sell and deliver our products to Whole Foods and Sprouts, respectively.  In the 13-week periods ended September 26, 2021 and September 27, 2020, United Natural Foods, Inc., or UNFI (which was Whole Foods’ primary distributor through March 2020 other than for the period from April 2020 to August 2021), accounted for 20% and less than 10% of our net revenue, respectively, US Foods (which was became Whole Foods’ primary distributor from April 2020 until August 2021) accounted for approximately 11% and 24% of our net revenue, respectively, and KeHE accounted for approximately 11% and 13% of our net revenue, respectively. In the 39-week periods ended September 26, 2021 and September 27, 2020, UNFI accounted for 13% and 18% of our net revenue, respectively, US Foods accounted for approximately 20% and 16% of our net revenue, respectively, and KeHE accounted for approximately 10% and 12% of our net revenue, respectively. We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers.

We have experienced consistent sales growth. We had net revenue of $64.6 million and $53.4 million, net (loss) income of $(1.3) million and $1.7 million, and Adjusted EBITDA of $0.2 million and $3.7 million in the 13-week periods ended September 26, 2021 and September 27, 2020, respectively. We had net revenue of $183.5 million and $160.3 million, net income of $6.1 million and $9.6 million, and Adjusted EBITDA of $10.1 million and $16.9 million in the 39-week periods ended September 26, 2021 and September 27, 2020, respectively. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

On August 4, 2020, we completed our initial public offering, or IPO, of 10,699,573 shares of common stock at an offering price of $22.00 per share.  We issued and sold 5,040,323 shares of common stock and the selling stockholders sold 5,659,250 shares of common stock, including 1,395,596 shares of common stock sold by the selling stockholders pursuant to the underwriters’ exercise in full of their option to purchase additional shares. We received gross proceeds of approximately $110.9 million before deducting underwriting discounts, commissions and offering-related transaction costs; we did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of our then-outstanding shares of redeemable convertible preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding. The condensed consolidated financial statements as of September 26, 2021, including share and per share amounts, include the effects of the IPO.

COVID-19 Business Update

While we are not experiencing material adverse impacts at this time due to the ongoing COVID-19 pandemic, given the ongoing disruptions to global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, the majority of our crew members at our headquarters transitioned to working remotely, and we have subsequently decided to permit such crew members to work remotely on a permanent basis. While vaccination efforts are underway, the timing of vaccinations, and the development of herd immunity is unknown, and virus mutations and variants may result in the re-imposition of recently relaxed travel restrictions and social distancing requirements and continue to restrict our ability to return to full onsite operations.

Egg Central Station currently continues to be operational, and we have implemented a number of measures to prevent and mitigate any outbreak of COVID-19 at that facility; however, we are managing operations through “essential” on-site staff and flexible work arrangements, and we may need to further modify or reduce operations due to the evolving effects of the COVID-19 pandemic. In each instance in which we have had crew members at Egg Central Station test positive for COVID-19, we have informed the relevant local health authorities and any crew members who may have been exposed to the affected crew members, and we are providing company-paid testing resources for all Egg Central Station crewmembers. We continue to follow the COVID-19 protocol and preventative measures we implemented at Egg Central Station to protect the health and safety of our crewmembers, customers, and community

We are working closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the ongoing COVID-19 pandemic. We currently expect to have an adequate supply of eggs to meet anticipated demand in fiscal 2021, as well as adequate capacity for packing and processing our eggs.

Additionally, as a result of the ongoing COVID-19 pandemic, there have been recent disruptions in the U.S. pasture-raised milk supply, including increased freight costs for both milk collection and the transport of milk ingredients to processing facilities. We have worked with our cooperatives and co-manufacturers to mitigate these supply disruptions during 2021, and as a result there has been no material impact on our ability to fill customer orders for pasture-raised butter or ghee products. We expect that these supply disruptions will continue for the foreseeable future and that they may be further exacerbated by the ongoing effects of the COVID-19 pandemic, which could impact our freight costs and our ability to fill customer orders in the future. If the COVID-19 pandemic persists and further impacts egg or milk supply, or disrupts our essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from our products.

Other Financial and Corporate Impacts

We believe increases in our net revenue between the second quarter of 2020 and the first quarter of 2021 have been driven in part by the impact of stay-at-home trends associated with COVID-19, which resulted in increased customer purchases of staples such as eggs and butter. As many COVID-19 restrictions were lifted across the United States, particularly in the second quarter of 2021, we saw a decrease in such behaviors and a return to purchasing habits that more closely resemble those of customers before the pandemic.   We anticipate that our performance will be affected by the duration of COVID-19’s impact on stay-at-home trends, and we do not have certainty that these trends will continue. Our net revenue may be more variable as a result.

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

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Sprouts accounted for approximately 6% and 7% of our retail sales for the 13-week periods ended September 26, 2021 and September 27, 2020, respectively. Further, Sprouts accounted for approximately 6% and 7% of our retail sales for the 39-week periods ended September 26, 2021 and September 27, 2020, respectively.

As of September 2021, more than 18,000 stores sell our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets, and we recently began selling through the club retail channel. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is an opportunity to expand sales of our products in the foodservice channel in the medium- to long-term. In the 13-week and 39-week periods ended September 26, 2021, the foodservice channel accounted for approximately 1% and 1% of our net revenue, respectively. Our brand has a differentiated value proposition with consumers, who we believe are increasingly demanding ethically produced ingredients when they eat outside of the home. We believe that more consumers will look for our products on menus, particularly with foodservice partners whose values are aligned with our own, and that on-menu branding of our products as ingredients in popular meals and menu items will drive traffic and purchases in the foodservice channel. We also believe that branded foodservice offerings will further help drive consumer awareness of our brand and purchase rates of our products in the retail channel. One example of our successful foodservice programs is with Tacodeli LLC, a popular chain based in Austin, Texas, which sells breakfast tacos made exclusively with our pasture-raised shell eggs. We have launched similar regional concepts with Moe’s Broadway Bagel, an East Coast-style family-run bagel chain in the Denver/Boulder, Colorado area; Cafe Patachou, a breakfast and lunch restaurant based in the Indianapolis, Indiana area; Homegrown, a sustainability-focused brand in the Seattle, Washington area; Pura Vida, a fresh all-day concept in the Miami, Florida area; Hat Creek Burgers, a fast-casual, family-friendly restaurant chain based out of Texas and rapidly expanding; Blue Plate Restaurant Company, a serve from-scratch restaurant group with high sourcing standards based out of Minnesota; and King David Tacos, a taco chain in New York that exclusively uses our pasture-raised shell eggs. We also believe there is significant additional opportunity in micro-markets, corporate offices, the hospitality industry, and colleges and universities in the medium-to long-term. We intend to continue to invest in relationships with foodservice operators, including to support joint marketing and advertising of our products. Expansion in this channel will depend on the health of the foodservice industry generally and on our ability to successfully partner with foodservice operators in a manner that leverages and reinforces our value proposition with consumers.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We launched pasture-raised hard-boiled eggs in 2018, pasture-raised ghee and liquid whole eggs in 2019, egg bites in August 2020, and spreadable tub butter and egg-based breakfast bars in August 2021, and we believe there is opportunity to expand in the future into the refrigerated value-added dairy category, among others. We expect eggs will be our largest source of net revenue for the foreseeable future. Eggs generated $59.0 million, or approximately 91%, of net revenue in the 13-week period ended September 26, 2021. Eggs generated $169.8 million, or approximately 93%, of net revenue in the 39-week period ended September 26, 2021. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Shipping and Distribution

Shipping and distribution expenses consist primarily of costs related to third-party freight for our products. We expect shipping and distribution expenses to increase in the medium to long term, as we continue to scale our business.

Results of Operations

The results of operations data for the 13-week and 39-week periods ended September 26, 2021 and September 27, 2020 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Weeks Ended September 26, 2021 and September 27, 2020

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

	13-Weeks Ended
	September 26, 2021		September 27, 2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$64,627	100%	$53,367	100%
Cost of goods sold	44,788	69%	35,017	66%
Gross profit	19,839	31%	18,350	34%
Operating expenses:
Selling, general and administrative(1)	15,326	24%	12,185	23%
Shipping and distribution	6,318	10%	3,752	7%
Total operating expenses	21,644	33%	15,937	30%
(Loss) income from operations	(1,805)	(3)%	2,413	5%
Other (expense) income, net:
Interest expense	(11)	—	(110)	—
Other income (expense), net	3	—	(21)	—
Total other (expense) income, net	(8)	—	(131)	—
Net (loss) income before income taxes	(1,813)	(3)%	2,282	4%
(Benefit) provision for income taxes	(486)	(1)%	620	1%
Net (loss) income	(1,327)	(2)%	1,662	3%
Less: Net (loss) income attributable to noncontrolling interests	(6)	—	(15)	—
Net (loss) income attributable to Vital Farms, Inc. common stockholders	$(1,321)	(2)%	$1,677	3%

(1)	Includes stock-based compensation expense of $1,198 and $737 for the 13-week periods ended September 26, 2021 and September 27, 2020, respectively.

Net Revenue

	13-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Net revenue	$64,627	$53,367	$11,260	21%

The increase in net revenue of $11.3 million, or 21%, was primarily driven by increases in egg-related product sales of $9.7 million and in butter-related product sales of $1.6 million. The increases in egg and butter-related sales were primarily due to volume increases to our distributors and new distribution at new and existing customers. Net revenue from sales through our retail channel was $63.6 million and $52.3 million for the 13-week periods ended September 26, 2021 and September 27, 2020, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Gross profit	$19,839	$18,350	$1,489	8.1%
Gross margin	31%	34%		(3.7)%

The increase in gross profit of $1.5 million was driven by higher net revenue generated during the period. The decrease in gross margin during the 13-week period ended September 26, 2021 as compared to the 13-week period ended September 27, 2020 was primarily driven by an increase in grain input costs and a planned increase in promotional activities as we return to normalized spend levels .

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Selling, general and administrative	$15,326	$12,185	$3,141	26%
Percentage of net revenue	24%	23%

Selling, general, and administrative expenses as a percent of net sales increased to 24% for the 13-week period ended September 26, 2021, compared to 23% for the 13-week period ended September 27, 2020. The increase in selling, general and administrative expenses was primarily driven by:

•	an increase of $2.0 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations;
•	an increase of $0.5 million in professional fees and commercial insurance costs due in part to our status as a newly public company; and
•

an increase of $0.5 million in marketing programs and associated expenses, and commission payments made to third parties that sell our products to customers, related to our continued investment in brand marketing and direct advertising;

Shipping and Distribution

	13-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Shipping and distribution	$6,318	$3,752	$2,566	68%
Percentage of net revenue	10%	7%

The increase in shipping and distribution costs of $2.6 million, or 68%, was primarily driven by higher outbound freight rates that resulted in increased costs for our products and, to a lesser extent, higher sales volumes in 2021. We expect shipping and distribution expenses to continue increasing in the medium to long term, as we continue to scale our business. We also expect the freight market to remain elevated in the near term as supply and demand for capacity rebalances.

Other (Expense) Income, Net

	13-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Other (expense) income, net	$(8)	$(131)	$123	94%
Percentage of net revenue	—	—

The increase in other (expense) income, net of $123,000, or 94%, was primarily driven by losses on asset write-offs in the prior year that did not recur during the current quarter and interest income from available-for-sale debt securities that were originally purchased in October 2020.

(Benefit) provision for Income Taxes

	13-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
(Benefit) provision for income taxes	$(486)	$620	$(1,106)	(178)%

The change in the (benefit) provision for income taxes of $1.1 million, or 178%, was primarily driven by favorable tax benefits related to the exercise of non-qualified stock options during the 13-week period ended September 26, 2021.

Net Loss Attributable to Noncontrolling Interests

	13-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(6)	$(15)	$9	60%

The decrease in net loss attributable to noncontrolling interests of $9,000, or 60%, was primarily driven by lower research and development costs in 2021.

Comparison of the 39-weeks Ended September 26, 2021 and September 27, 2020

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

	39-Weeks Ended
	September 26, 2021		September 27, 2020
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$183,496	100%	$160,287	100%
Cost of goods sold	120,394	66%	103,384	64%
Gross profit	63,102	34%	56,903	36%
Operating expenses:
Selling, general and administrative(1)	42,053	23%	31,832	20%
Shipping and distribution	16,755	9%	10,693	7%
Total operating expenses	58,808	32%	42,525	27%
Income from operations	4,294	2%	14,378	9%
Other income (expense), net:
Interest expense	(42)	—	(365)	—
Other income (expense), net	300	—	(182)	—
Total other income (expense), net	258	—	(547)	—
Net income before income taxes	4,552	2%	13,831	9%
(Benefit) provision for income taxes	(1,485)	(1)%	4,300	3%
Net income	6,037	3%	9,531	6%
Less: Net loss attributable to noncontrolling interests	(41)	—	(54)	—
Net income attributable to Vital Farms, Inc. common stockholders	$6,078	3%	$9,585	6%

(1)	Includes stock-based compensation expense of $3,192 and $1,481 for the 39-week periods ended September 26, 2021 and September 27, 2020, respectively.

Net Revenue

	39-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Net revenue	$183,496	$160,287	$23,209	14%

The increase in net revenue of $23.2 million, or 14% was primarily driven by increases in egg-related product sales of $22.0 million and in butter-related product sales of $1.2 million. The increases in sales were primarily due to volume increases to our distributors and new distribution at new and existing customers. Net revenue from sales through our retail channel was $180.6 million and $155.7 for the 39-week periods ended September 26, 2021 and September 27, 2020, respectively.

Gross Profit and Gross Margin

	39-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Gross profit	$63,102	$56,903	$6,199	11%
Gross margin	34%	36%	-	(2)%

The increase in gross profit of $6.2 million, or 11%, was primarily driven by higher net revenue.

The decrease in gross margin of 2% during the 39-week period ended September 26, 2021 as compared to the 39-week period ended September 27, 2020 was primarily driven by a planned increase in promotional spend as we return to normalized spend levels and higher grain input costs.

Operating Expenses

Selling, General and Administrative

	39-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Selling, general and administrative	$42,053	$31,832	$10,221	32%
Percentage of net revenue	24%	20%

Selling, general and administrative expenses as a percent of net sales increased to $42.1 million for the 39-week period ended September 26, 2021, compared to $31.8 million for the 39-week period ended September 27, 2020. The increase in selling, general and administrative expenses was primarily driven by:

•	an increase of $6.0 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations;
•	an increase of $3.8 million in professional fees and commercial insurance costs due to our status as a newly public company; and
•

an increase of $0.8 million in marketing programs and associated expenses, and commission payments made to third parties that sell our products to customers, related to our continued investment in brand marketing and direct advertising.

Shipping and Distribution

	39-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Shipping and distribution	$16,755	$10,693	$6,062	57%
Percentage of net revenue	9%	7%

The increase in shipping and distribution expense of $6.1 million, or 57%, was primarily driven by higher outbound freight rates that resulted in increased costs for our products and, to a lesser extent, higher sales volumes in 2021. We expect shipping and distribution expenses to continue increasing in the medium to long term, as we continue to scale our business. We also expect the freight market to remain elevated in the near term as supply and demand for capacity rebalances.

Other Income (Expense), Net

	39-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Other income (expense), net	$258	$(547)	$805	147%
Percentage of net revenue	—	—

The increase in other income (expense), net of $805,000, or 147%, was primarily driven by losses on asset write-offs and interest expense on debt in the prior year that did not recur in 2021 and higher interest income from available-for-sale debt securities that were originally purchased in October 2020.

(Benefit) Provision for Income Taxes

	39-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
(Benefit) provision for income taxes	$(1,485)	$4,300	$(5,785)	(135)%

The change in the (benefit) provision for income taxes of $5.8 million, or (135)%, was primarily driven by favorable tax benefits related to the exercise of non-qualified stock options during the 39-week period ended September 26, 2021.

Net Loss Attributable to Noncontrolling Interests

	39-Weeks Ended
	September 26, 2021	September 27, 2020	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(41)	$(54)	$13	24%

The decrease in net loss attributable to noncontrolling interests of $13,000 or 24%, was primarily driven by lower research and development costs in 2021.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net (loss) income of $(1.3) million and $6.1 million for the 13-week and 39-week periods ended September 26, 2021, respectively, and retained earnings of $6.4 million as of September 26, 2021. We completed our IPO on August 4, 2020 resulting in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents, together with cash provided by our operating activities and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station. We may be required to seek additional equity or debt financing. However, the COVID-19 pandemic continues to rapidly evolve and has already resulted in a significant disruption of global financial markets. If the disruption persists and deepens, we could experience an inability to access additional capital, which could negatively affect our operations in the future. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would adversely affect our business, operations and financial condition.

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

The Credit Facility is secured by substantially all of our assets with the exception of real estate assets. In the event that we fail to maintain at least $20.0 million in our institutional asset management account maintained with PNC Bank, the Credit Facility will also require us to maintain two financial covenants: a fixed charge coverage ratio and a leverage ratio. The Credit Facility also contains various affirmative and negative covenants relating to limitations on indebtedness, investments and acquisitions, mergers, consolidations, the sale of properties and liens and capital expenditures, though the most recent amendment to the Loan Agreement included provisions that increased our ability to sell, lease, transfer or otherwise dispose of properties or assets in the ordinary course of business, to make acquisitions subject to satisfaction of certain other specified conditions, to make capital expenditures and to engage in certain other transactions without requiring the consent of PNC Bank. The Credit Facility contains other customary covenants, representations and events of default. As of September 26, 2021, no amounts were outstanding under the Credit Facility and we were in compliance with all covenants under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 39-week periods indicated:

	39-Weeks Ended
	September 26, 2021	September 27, 2020
	(in thousands)
Net cash provided by operating activities	$12,268	$15,043
Net cash used in investing activities	(15,526)	(5,882)
Net cash provided by financing activities	1,558	102,184
Net (decrease) increase in cash and cash equivalents	$(1,700)	$111,345

Operating Activities

Net cash provided by operating activities was $12.3 million in the 39-week period ended September 26, 2021 and was primarily driven by net income of $6.0 million, total non-cash items of $4.2 million, and an increase in net working capital items of $2.0 million. Non-cash items primarily consisted of depreciation and amortization of $2.5 million, non-cash stock-based compensation expense of $3.2 million and deferred income taxes of $(1.7) million. The change in net working capital items was primarily due to a $1.9 million increase in inventory, a $1.4 million increase in accounts receivable, a $0.8 million increase in prepaids and other current assets, partially offset by a $1.4 million increase in accounts payable, a $0.2 million decrease in income taxes receivable, and a $4.6 million increase in accrued and other liabilities. The increases in inventory were primarily due to higher butter inventory as we continue to invest in this product offering. The increase in prepaids and other current assets was primarily due to renewal of a directors’ and officers’ liability coverage policy paid for in the third quarter of 2021. The increase in accrued and other liabilities was primarily due to an increase of $1.0 million in trade promotion accruals, $1.7 million increase in freight and warehousing accruals, a $1.5 million increase in accruals related to property, plant and equipment, and a $0.6 million increase in marketing related accruals; these increases were slightly offset by decreases in various other accrued expenses.

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

Investing Activities

For the 39-week period ended September 26, 2021, net cash used in investing activities was $15.5 million, resulting primarily from $14.2 million of purchases of property, plant and equipment used in ongoing operations and 43.4 million in purchases of available-for-sale debt securities, partially offset by $42.0 million in sales, maturities and call redemptions of available-for-sale debt securities.

For the 39-week period ended September 27, 2020, net cash used in investing activities was $5.9 million resulting from purchases of property, plant and equipment used in ongoing operations.

Financing Activities

For the 39-week period ended September 26, 2021, net cash provided by financing activities was $1.6 million, which primarily consisted of $2.0 million from the exercise of stock options, partially offset by $0.3 million of repayments of our capital lease obligations.

For the 39-week period ended September 27, 2020, net cash provided by financing activities was $102.2 million, which primarily consisted of proceeds of $99.7 million from the issuance of common stock from our IPO, $6.5 million from borrowings under the Credit Facility, $0.3 million from the exercise of warrants and proceeds of $0.2 million from the exercise of stock options, partially offset by our payment of deferred offering costs associated with our IPO of $1.4 million, $1.8 million of repayments under our Credit Facility and $0.2 million of repayments of our capital lease obligations.

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

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of Adjusted EBITDA include the following:

•	It does not properly reflect capital commitments to be paid in the future,
•	Although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures,
•

It does not consider the impact of stock-based compensation expense as such expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods as a result of the timing of grants of new stock-based awards,

•	It does not reflect other non-operating expenses, including interest expense,
•	It does not consider the impact of any contingent consideration liability valuation adjustments and
•

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 26, 2021	September 27, 2020	September 26, 2021	September 27, 2020
	(in thousands)		(in thousands)
Net (loss) income	$(1,327)	$1,662	$6,037	$9,531
Depreciation and amortization	907	614	2,527	1,568
(Benefit) provision for income tax	(486)	620	(1,485)	4,300
Stock-based compensation expense	1,198	737	3,192	1,481
Interest expense	11	110	42	365
Change in fair value of contingent consideration(1)	14	8	34	(342)
Interest income	(95)	(10)	(280)	(24)
Net litigation settlement gain	—	—	—	(20)
Adjusted EBITDA	$222	$3,741	$10,067	$16,859

(1)	Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs.

Contractual Obligations and Commitments

There have been no material changes during the 39-week period ended September 26, 2021 to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

During the periods presented we did not have, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 27, 2020, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report, there have been no material changes to our significant accounting policies during the 39-week period ended September 26, 2021

Recent Accounting Pronouncements

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

Raw Materials Pricing Risk

The packaging materials used for our products include cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard. These raw materials are subject to price fluctuations that may create price risk. A hypothetical 10% increase or decrease in the weighted-average cost of these raw materials as of September 26, 2021 would have resulted in an increase or decrease to cost of sales for the 13-week and 39-week periods ended September 26, 2021 of approximately $0.9 million and $1.4 million, respectively. We seek to mitigate the impact of raw materials cost increases by negotiating pricing agreements. We strive to offset the impact of raw materials cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Ingredient Risk

We source our pasture-raised eggs and milk for our products from our network of small family farms. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 99% of the laying hens in our network of family farms as of September 26, 2021, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Under the remainder of our contracts, we are directly responsible for purchasing feed. Either type of contract subjects us to risk of price fluctuations in feed ingredients, primarily consisting of corn and soy. We do not attempt to hedge against fluctuations in the prices of these ingredients by using future, forward, option or other derivative instruments. A hypothetical 10% increase or decrease in the weighted-average cost of these ingredients as of September 26, 2021 would have resulted in an increase or decrease to cost of sales for the 13-week and 39-week periods ended September 26, 2021 of approximately $1.3 million and $3.4 million, respectively. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Inflation Risk

We have experienced inflationary pressure during the current quarter, which unfavorably impacted our results. If these pressures continue throughout 2021, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Interest Rate Risk

We are subject to interest rate risk in connection with our Credit Facility. See the section titled “—Liquidity and Capital Resources—Credit Facility” above. Based on the average interest rate on the instruments under the Credit Facility during the 13-week and 39-week periods ended September 26, 2021 and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for 13-week and 39-week periods ended September 26, 2021.

Our interest-earning instruments also carry a degree of interest rate risk. As of September 26, 2021, we had cash and cash equivalents of $27.8 million.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. We purchase certain equipment from foreign countries, and the cost related to this equipment is denominated in the currency of the applicable country. Additionally, to the extent our sourcing strategy changes or we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations for the 13-week and 39-week periods ended September 26, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased to 64.6 million and $183.5 million in the 13-week and 39-week periods ended September 26, 2021, respectively, from 53.4 million and $160.3 million in the 13-week and 39-week periods ended September 27, 2020, respectively, and increased to $214.3 million in fiscal 2020 from $140.7 million in fiscal 2019. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

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

Such growth and expansion of our business will place significant demands on our management and operations teams and require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner, or at all. We expect to continue to expend substantial resources on:

•	our current and future processing facilities;
•	our sales and marketing efforts to increase brand awareness, engage our existing and prospective customers, and drive sales of our products;
•	product innovation and development;
•	investment in information technology systems and related process and procedures improvement; and
•	general administration, including increased finance, legal and accounting expenses associated with being a public company.

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

We have incurred net losses both in the 13-week period ended September 26, 2021 and in prior fiscal years, and we may not be able to maintain or increase our profitability in the future.

For the 13-week periods ended September 26, 2021 and September 27, 2020, we generated net (loss) income of $(1.3) million and $1.7 million, respectively. For the 39-week periods ended September 26, 2021 and September 27, 2020, we generated net income of $6.1 million and $9.6 million, respectively. For fiscal years ended December 27, 2020 and December 29, 2019, we generated net income of $9.0 million and $3.3 million, respectively. We have also experienced net losses in prior years, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our expansion efforts may prove more expensive than we anticipate (including as a result of increases in equipment prices, which may be due to actual or threatened disruptions in our equipment supply chain relating to public health pandemics, such as COVID-19, trade wars or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our egg processing facility, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing our innovative products and marketing the products we offer. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We also expect to continue to incur significant additional legal, accounting and other expenses as a public company that we did not incur as a private company. If we fail to continue to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

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

Sales of pasture-raised shell eggs contribute the vast majority of our net revenue and will continue to be a key driver of our growth in the future. Any reduction in these sales would have an adverse effect on our financial condition.

Pasture-raised shell eggs accounted for approximately 88% and 90% of our net revenue in the 13-week periods ended September 26, 2021 and September 27, 2020, respectively. Pasture-raised shell eggs accounted for approximately 89% of our net revenue in both the 39-week periods ended September 26, 2021 and September 27, 2020. In fiscal 2020 and 2019, pasture-raised shell eggs accounted for 90% of our net revenue.  Pasture-raised shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of pasture-raised shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of pasture-raised shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our pasture-raised shell eggs could have an adverse effect on our business, financial condition and results of operations.

Failure to introduce new products may adversely affect our ability to continue to grow.

One element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. There can be no assurance that we will successfully develop and market new products that appeal to consumers. For example, prior to our launch of egg bites in August 2020, it took us longer than expected to finalize the packaging of this new product line, which impacted the timing of our product launch at certain retailers. Any failure to develop, market and launch future products may lead to a decrease in our growth, sales and profitability.

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

The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 99% of the laying hens in our network of family farms as of September 26, 2021, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Additionally, for our integrator contracts, which account for the remaining 1% of laying hens in our network, we are directly responsible for purchasing and providing feed supply to the farmer. Therefore, our results of operations and financial condition, including our gross margin and profitability, fluctuate based on the cost and supply of commodities, including corn, soybean meal and other feed ingredients.

Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the United States and internationally. For example, the severe drought in the summer of 2012 and resulting damage to corn and soybean crops resulted in high and volatile feed costs, and we have seen increasing prices for both crops on a global basis in 2021.

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

A substantial amount of our pasture-raised shell eggs are processed at Egg Central Station in Springfield, Missouri. Any damage or disruption at this facility may harm our business.

A substantial amount of our pasture-raised shell egg processing occurs at our facility in Springfield, Missouri. Any shutdown or period of reduced production at Egg Central Station, our shell egg processing facility, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in raw materials delivery, would significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our pasture-raised shell eggs is costly to replace or repair, particularly because certain of our processing equipment is sourced internationally, and our equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of our machinery were damaged, we would be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. We have property and business disruption insurance in place for Egg Central Station; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

We also compete with other food companies in the procurement of pasture-raised eggs and milk, and this competition may increase in the future if consumer demand increases for these items or products containing them or if competitors increasingly offer products in these market sectors. If supplies of pasture-raised eggs and milk that meet our quality standards are reduced or are in greater demand, we may not be able to obtain sufficient supply to meet our needs on favorable terms, or at all. For example, as a result of the COVID-19 pandemic, there have been recent disruptions in the U.S. pasture-raised milk supply, including increased freight costs for both milk collection and the transport of milk ingredients to processing facilities. We have worked with our cooperatives and co-manufacturers to mitigate these supply disruptions during 2021, but we expect that these supply disruptions will continue for the foreseeable future and that they may be further exacerbated by the ongoing effects of COVID-19, which could impact our freight costs and our ability to fill customer orders in the future.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on two co-manufacturers for hard-boiled eggs, two co-manufacturers for butter, one co-manufacturer for ghee, one co-manufacturer for liquid eggs and one co-manufacturer for egg bites. While we currently have written manufacturing contracts with our co-manufacturers for butter and egg bites, we do not have written manufacturing contracts with our other co-manufacturers. Due to the absence of written contracts with a majority of our co-manufacturers, certain of our co-manufacturers can generally seek to alter or terminate their relationships with us at any time, leaving us with periods during which we have limited or no ability to manufacture our products.

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

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethically produced, great-tasting and nutritious foods. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food industry market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the COVID-19 pandemic and general inflationary trends. For example, we and many of our customers face pressure from animal rights groups to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. If consumer preferences shift away from animal-based products for these reasons, because of a preference for plant-based products or otherwise, our business, financial condition and results of operations could be adversely affected.

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

In the 13-weeks ended September 26, 2021 and September 27, 2020, UNFI (which was Whole Foods’ primary distributor other than from April 2020 to August 2021) accounted for approximately 20% and less than 10% of our net revenue, respectively, KeHE accounted for approximately 11%, and 13% of our net revenue, respectively, and US Foods (which was Whole Foods’ primary distributor from April 2020 to August 2021) accounted for approximately 11% and 24% of our net revenue, respectively. In the 39-weeks ended September 26, 2021 and September 27, 2020, UNFI accounted for 13% and 18% of our net revenue, respectively, KeHE accounted for approximately 10%, and 12% of our net revenue, respectively, and US Foods accounted for approximately 20%, and 16% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all), under similar terms and conditions, could adversely affect our business, financial condition and results of operations.

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

Our retail customers include natural channel and mainstream channel stores, which have been undergoing a consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private label products, all of which could negatively impact our business. During the 13-week and 39-week periods ended September 26, 2021 and September 27, 2020, our largest direct retail customer accounted for approximately 11% and 15% of our net revenue, respectively.

With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Sprouts accounted for approximately 6% and 7% of our retail sales in the 13-week periods ended September 26, 2021 and September 27, 2020, respectively. Further, Sprouts accounted for approximately 6% and 7% of our retail sales in the 39-week periods ended September 26, 2021 and September 27, 2020, respectively. The loss of Kroger, Whole Foods, Sprouts or any other large retail customer, the reduction of purchasing levels or the cancellation of any business from Kroger, Whole Foods, Sprouts or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

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

Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than we have. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies may acquire our competitors or launch their own egg and butter products, including ones that may be pasture-raised, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our products so they have less favorable placement. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures, or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

Further, competitors with substantially greater operations and resources than we have may be less affected by the COVID-19 pandemic than we are. In connection with the pandemic, we have restricted employee travel, cancelled certain events with consumers, customers or partners, imposed operational safeguards at Egg Central Station and limited access to our headquarters. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which, the pandemic may disrupt our operations as a result of these measures or if we are required to implement other changes, such as closure of our egg processing facility. Any significant disruption resulting from this or similar events on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until we would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results. A prolonged disruption of our business could also damage our reputation.

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

•	secure placement in stores for our products;
•	increase our brand recognition;
•	expand and maintain brand loyalty;
•	increase the number of consumer households purchasing our products; and
•	develop new product lines and extensions.

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

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. We may also have difficulty preserving our company culture as a large portion of our workforce transitions to working remotely on a permanent basis. If we fail to maintain our company culture or focus on our purpose our business and competitive position may be harmed.

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

Although we believe that the extent of our insurance coverage is consistent with industry practice, any claim under our insurance policies may be subject to certain exceptions, may not be honored fully, in a timely manner, or at all, and we may not have purchased sufficient insurance to cover all losses incurred. If we were to incur substantial liabilities or if our business operations were interrupted for a substantial period of time, we could incur costs and suffer losses. Such inventory and business interruption losses may not be covered by our insurance policies. We also expect that as a public company, it will continue to be more difficult and more expensive for us to obtain director and officer liability insurance, both relative to when we operated as a private company and as a result of market-wide increases in such costs, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations. Additionally, in the future, insurance coverage may not be available to us at commercially acceptable premiums, or at all.

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

Risks Related to Being a Public Company

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an “emerging growth company,” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 will require that we continue to incur substantial expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begins its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will continue to incur significant finance, legal, accounting and other expenses, including director and officer liability insurance. We expect that these expenses will increase further after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

Pursuant to Section 404, we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 30, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting in our first annual report required to be filed with the Securities and Exchange Commission, or SEC, following the date we are no longer an emerging growth company. To prepare for eventual compliance with Section 404, we will be engaged in a costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

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

Based on the number of shares outstanding as of September 26, 2021, our directors, officers and stockholders holding more than 5% of our outstanding stock, together with their affiliates, hold, in the aggregate, approximately 52% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In addition, as of September 26, 2021, there were 5,241,389 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of September 26, 2021, holders of approximately 14.7 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy.  As of September 26, 2021, we have used an aggregate of $25.3 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $15.1 for the expansion of Egg Central Station.

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

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

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

Vital Farms, Inc.

Dated: November 9, 2021	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2021	By:	/s/ Bo Meissner
Bo Meissner
Chief Financial Officer (Principal Financial Officer)