Form 10-K
period 2021-12-26
Vital Farms, Inc.
filed 2022-03-10
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-39411

Vital Farms, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0496985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 South Congress Avenue Suite C100 Austin, Texas	78704
(Address of principal executive offices)	(Zip Code)

(877) 455-3063

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, - par value $0.0001 per share	VITL	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Stock Market LLC on June 25, 2021 (the last business day of the registrant’s second fiscal quarter), was approximately $535.4 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 7, 2022, the registrant had 40,531,537 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the registrant’s 2022 annual meeting of stockholders, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our expectations regarding our revenue, expenses and other operating results;
•	our ability to acquire new customers and successfully retain existing customers;
•	our ability to attract and retain our suppliers, distributors and co-manufacturers;
•	our ability to sustain or increase our profitability;
•	our ability to procure sufficient high-quality eggs, butter, cream and other raw materials;
•	real or perceived quality with our products or other issues that adversely affect our brand and reputation;
•	changes in the tastes and preferences of our consumers;
•	the financial condition of, and our relationships with, our suppliers, co-manufacturers, distributors, retailers and foodservice customers, as well as the health of the foodservice industry generally;
•	the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;
•

the effects of the ongoing COVID-19 pandemic, or of other global outbreaks of pandemics or contagious diseases or fear of such outbreaks, including on our supply chain, the demand for our products, and on overall economic conditions and consumer confidence and spending levels;

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•	anticipated changes in our product offerings and our ability to innovate to offer new products;
•	the costs and success of our marketing efforts, and our ability to promote our brand;
•	our reliance on key personnel and our ability to identify, recruit and retain personnel;
•	our ability to effectively manage our growth;
•	the potential influence of our focus on a specific public benefit purpose and producing a positive effect for society on our financial performance;
•	our environmental, sustainability and governance goals, opportunities and initiatives, as well as the standards and expectations of third parties regarding these matters;
•	our ability to compete effectively with existing competitors and new market entrants;
•	the impact of adverse economic conditions;
•	the sufficiency of our cash to meet our liquidity needs;
•	seasonality; and
•	the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report and elsewhere in this Annual Report. A summary of selected risks associated with our business is set forth at the beginning of Part I, Item 1A of this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Part I

Item 1. Business

Our Company: Bringing Ethical Food to the Table

Vital Farms is an ethically minded food company that is disrupting the U.S. food system. We have developed a framework that challenges the norms of the incumbent food model and allows us to bring high-quality products from our network of family farms to a national audience. This framework has enabled us to become the leading U.S. brand of pasture-raised eggs and the second largest U.S. egg brand by retail dollar sales. Our ethics are exemplified by our focus on animal welfare and sustainable farming practices. We believe our standards produce happy hens with varied diets, which produce better eggs. There is a seismic shift in consumer demand for natural, traceable, clean-label, great-tasting and nutritious foods. Supported by a steadfast adherence to the values on which we were founded, we have designed our brand and products to appeal to this consumer movement.

Our purpose is rooted in a commitment to Conscious Capitalism, which prioritizes the long-term benefits of each of our stakeholders (farmers and suppliers, customers and consumers, communities and the environment, employees, who we refer to as crew members, and stockholders). We make decisions based on what we believe is sustainable for all our stakeholders. Simply put, we will not be a sustainable business if our stakeholders are not sustainable as well. We believe our collective sustainable business practices will enable us to fulfill our purpose of improving the lives of people, animals and the planet through food, now and long into the future. For us, it is not about short-term outcomes or a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes, for everyone, over time. Our approach has been validated by our financial performance and our initial designation and January 2022 recertification as a Certified B Corporation, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

Our Ethical Decision-Making Model

We have scaled our brand through our strong relationships with family farms and deliberate efforts to design and build the infrastructure to bring our products to a national audience. Today, with a network of more than 275 family farms, we believe we have set the national standard for pastured-raised eggs. We believe the success of our relationships with family farms and the efficiency of our supply chain provide us with a competitive advantage in the approximately $45 billion U.S. natural food and beverage industry, in which achieving reliable supply at a national scale can be challenging. In 2017, we opened Egg Central Station, a shell egg processing facility in Springfield, Missouri, which is centrally located within our network of family farms. Egg Central Station is capable of packing three million eggs per day and has achieved Safe Quality Food, or SQF, Level 3 certification, the highest level of such certification recognized by the Global Food Safety Initiative, or GFSI. In addition, Egg Central Station is the only egg facility, and, as of January 2020, we were one of only six companies (and ten sites) globally, to have received the Safe Quality Food Institute, or SQFI, Select Site certification, indicating that the site has voluntarily elected to undergo annual unannounced recertification audits by SQFI, the organization responsible for administering a global food safety and quality program known as the SQF Program. The design of Egg Central Station includes investments in support of each of our stakeholders, from our crew members (daylighting, climate control, slip resistant floors in the egg grading room), to the community and environment (consulting with the community before we built the facility, restoring native vegetation on the property, best-in-class stormwater management), to our customers and consumers (food safety and maintenance investments far beyond regulatory requirements). In November 2019, we began construction on a facility expansion that will nearly double our current square footage. This expansion will enable us to double our capacity to meet growing demand. We expect the expansion to be complete in mid-2022. We believe owning and operating this important element of our supply chain is a key differentiator and provides us with a competitive advantage, which we intend to continue to leverage to grow both our net revenue and gross margin.

Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel and has facilitated our entry into the foodservice channel. As of December 2021, we offer 32 retail stock keeping units, or SKUs, through a multi-channel retail distribution network across more than 20,900 stores and an online shopping platform launched in 2021. Our products generate stronger velocities and, we believe, greater profitability per unit for our retail customers in key traffic-generating categories as compared to products offered by our competitors. We believe we have significant room for growth within the retail and, in the medium- to long-term, foodservice channels, and we believe that we can capture this opportunity by growing brand awareness and through new product innovation. We also believe there are incremental growth opportunities in additional distribution channels, including the convenience, drugstore, club, military and international markets, which we may access along with retail growth opportunities to enable us to continue our net revenue growth.

We have built a sustainable company founded on products that increasingly resonate with consumers. Our trusted brand and Conscious Capitalism-focused business model have resulted in significant growth. We have increased net revenue from $1.9 million in fiscal 2010 to $260.9 million in fiscal 2021, which represents a 56.5% compounded annual growth rate, or CAGR. From fiscal 2019 to fiscal 2021, we grew net revenue by 85%, and the number of stores carrying our products increased by 24%. Going forward, we believe the consumer movement away from factory farming practices will continue to fuel demand for our products. We believe these demands extend to the food industry and that consumers are recognizing the benefits of our egg and dairy products. Our management team is committed to ensuring our values remain aligned with those of our consumers while delivering stockholder value.

Evidence of our historical success in continuing to scale our business is shown in the graphics below. All dates refer to the year ended December 31, except for 2018, 2019, 2020, and 2021, which refer to the fiscal year ended December 30, December 29, December 27 and December 26, respectively.

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

In 2014, our current president and chief executive officer, Russell Diez-Canseco, joined Vital Farms and led the development of our large and scalable network of family farms. In 2015, recognizing the opportunity to elevate our production process and bolster long-term growth and profitability, we began the design process for Egg Central Station, which opened in 2017 in Springfield, Missouri. We meticulously designed Egg Central Station in service of all of our stakeholders by improving on the best practices we observed across numerous world-class facilities. Today, Egg Central Station is capable of packing three million eggs per day and has achieved an SQF Level 3 certification, the highest level of such certification recognized by GFSI. In addition, Egg Central Station is the only egg facility, and as of January 2020, we were one of only six companies (and ten sites) globally to have received the SQFI Select Site certification.

Demand for our high-quality products has enabled us to expand our brand beyond the natural channel and into the mainstream channel through relationships with Albertsons Companies, Inc., or Albertsons, The Kroger Co., or Kroger, Publix Super Markets, Inc., or Publix, Target Corporation, or Target, Walmart Inc., or Walmart, and numerous other national and regional food retailers. As of December 2021, our products are sold in more than 20,900 stores nationwide and through our online shopping platform. Over the course of our journey, our founder, Matthew O’Hayer, has continued to inform our strategic vision and remains intimately involved with the business as our executive chairman.

Our Purpose

Our purpose is to improve the lives of people, animals, and the planet through food. Our mission is to bring ethical food to the table. We carry out our purpose and mission by partnering with family farms that operate within our strictly defined set of ethically minded practices. We are motivated by the influence we have on rural communities through creating impactful, long-term business opportunities for family farmers. Moreover, we are driven to stand up for sustainable production practices that have been largely cast aside under the factory farming system. In our view, the factory farming system has been consistently misguided, focused on producing products at lowest cost rather than driving long-term and sustainable benefits for all stakeholders.

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

According to SPINS, LLC, or SPINS, data, the U.S. shell egg market accounted for approximately $6.2 billion in retail sales for the 52 weeks ended December 26, 2021 and grew at a CAGR of 0.4% between 2018 and December 2021. Our relatively low household penetration of 5.0%, compared to the shell egg category penetration of approximately 98%, provides a significant long-term growth opportunity for our business. According to SPINS data, the U.S. pasture-raised retail egg market accounted for approximately $303.0 million in retail sales for the 52 weeks ended December 26, 2021 and grew at a CAGR of 29% between 2018 and December 2021, while the specialty egg (including pasture-raised, free-range and cage-free) market accounted for approximately $1.3 billion in retail sales for the 52 weeks ended December 26, 2021 and grew at a CAGR of 10% between 2018 and December 2021. Additionally, we estimate that the U.S. processed egg market as of December 2021 accounted for approximately $3.3 billion in retail sales. According to SPINS data, the U.S. butter market accounted for approximately $3.5 billion in retail sales for the 52 weeks ended December 26, 2021 and grew at a CAGR of 2.5% between 2018 and December 2021. We believe the strength of our platform, coupled with significant investments in our crew members and infrastructure, position us to continue to deliver industry-leading growth across new and existing categories.

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

Strategic and Valuable Brand for Retailers

Our historical performance has demonstrated that we are a strategic and valuable partner to retailers. We have innovated and grown into adjacent food categories while reaching a broad set of consumers through a variety of retail partners, including Albertsons, Kroger, Publix, Target and Walmart. As of December 2021, we are the number one or two egg brand by retail dollar sales for branded eggs with key customers such as Albertsons, Kroger, Sprouts Farmers Market, or Sprouts, Target and Whole Foods. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard. We have expanded into the mainstream channel while continuing to command premium prices for our products, which sell for as much as three times the price of commodity eggs. We believe that our products are more attractive to retail customers because they help generate growth, deliver strong gross profits and drive strong velocities, as represented by the natural channel velocities depicted below.

Vital Farms Natural Channel Velocity Versus All Other Competitors (1)

Refrigerated Eggs (2)	Refrigerated Butter (3)

Source: Refrigerated Eggs & Refrigerated Butter - Crown, Natural Channel, 52 Weeks Ended December 26, 2021

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

Supply Chain Rooted in Commitment to Our Stakeholders

Our ongoing commitment to the social and economic interests of our stakeholders guides our supply chain decisions. We carefully select and partner with family farms in the Pasture Belt, the U.S. region where our eggs can be produced year-round. We establish supply contracts that we believe are attractive for all parties, demonstrate our commitment to our network of family farms through educational programs that transfer critical best practice knowledge and pay farmers competitive prices for high-quality eggs. During fiscal year 2021, we experienced no voluntary attrition for supply contract renewals. We believe our commitment to farmers facilitates more sustainable farm operations and significantly reduces turnover. Our network of family farms gives us a strategic advantage through a scaled and sustainable supply chain and allows us to go to market with the highest quality premium products.

Map of the Pasture Belt

Experienced and Passionate Team

We have an experienced and passionate executive management team that we refer to as the “C-crew,” which has approximately 100 years of combined industry experience and includes our president and chief executive officer, Russell Diez-Canseco, a seasoned food industry expert with over 17 years of relevant experience, including at H-E-B, a privately held supermarket chain. Our C-crew works in partnership with Matthew O’Hayer, our founder and executive chairman, who continues to inform our strategic vision with the entrepreneurial perspective gained through over 40 years of building businesses. We also have a deep bench of talent with strong business and operational experience, and crew members at all levels of our organization are passionate about addressing the needs of our stakeholders. We have leveraged the experience and passion of our C-crew, our founder and executive chairman, and our other crew members to grow net revenue over 253% since the beginning of 2017, enter our second major food category, butter, and build and expand our first shell egg processing facility, Egg Central Station.

Our Growth Strategies

We believe our investments in our brand, our stakeholders and our infrastructure position us to continue delivering industry-leading growth that outpaces both the natural food industry and the overall food industry.

Compete to Win in Our Current Categories

Continuing to compete at the top of our current categories will ensure we are continuing to earn trust with our fans across all consumer groups and fuel our continued profitable growth. We believe there is significant opportunity to grow volume with existing retail customers by building consumer awareness and demand for our brand. Our products generate stronger velocities and, we believe, greater profitability per unit for our retail customers in the categories in which we compete. By capturing greater shelf space, driving higher product velocities and increasing our average SKU count per retail partner, we believe there is meaningful runway for further growth with existing retail customers. Beyond our existing retail footprint, we believe there are significant opportunities to gain incremental stores from existing retail customers and to add new retail customers. We also believe there are significant further long-term opportunities in additional distribution channels, including the convenience, drugstore and club channels. Additionally, we believe there is significant demand for our products in the foodservice channel since we offer versatile ingredients with high menu penetrations across all commercial and non-commercial operator segments. We see considerable opportunity for medium- to long-term growth in this channel by increasing our category market share through sales to values-aligned foodservice operators and their distributors.

Expand Our Portfolio

We are a food company. In order to achieve our goal of becoming the most trusted food brand, we must expand beyond eggs and butter. We believe making strategic bets on larger-scale opportunities will support this expansion. The successes of our core products have confirmed our belief that there is significant demand for ethically produced food products, and our proprietary consumer surveys confirm our belief that there is significant demand for our brand across a wide spectrum of food categories. We expect to continue to extend our product offerings through innovation in both new and existing categories.

Strengthen the Brand

We will compete in the marketplace by aspiring to build the most trusted brand. Critical to the success of this mission is our ability to share our story with a broader audience. We intend to increase our household penetration by educating consumers about our brand, our values and the premium quality of our products. Our relatively low household penetration of 5.0% for our shell eggs, compared to the shell egg category penetration of approximately 98%, demonstrates that expanding the national presence of our brand offers a significant runway for future growth. We believe we are well positioned to increase household penetration of our products given their alignment with consumer trends and approachability with consumers. We intend to increase the number of consumers who buy our products by using digitally integrated media campaigns, social media tools and other owned media channels, and we believe these efforts will educate consumers on our values and the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base.

Scale a World-Class Organization

We have always believed that our most important competitive advantage is great people, operating as one, high-performing team in a strong culture, with the right tools to help us reach our potential, both individually and collectively. We have recently combined our strategic and people functions under a single leader to unify our organization in attracting talent that supports our growth initiatives and our culture. This effort is critical not only to our current success but the direction of our company in the future. As we continue our focus on scaling a world-class organization, we believe this tighter link between where we are going, the processes we will put in place to get there, and, most importantly, how we engage, inspire, and develop our crew members will fuel our continued growth.

Product Overview

We produce products sourced from animals raised on family farms, including shell eggs, butter, hard-boiled eggs, liquid whole eggs, ghee and convenient breakfast offerings.

Shell Eggs

Our original and core product is shell eggs. We defined the pasture-raised egg category by following European-rooted standards codified by the Certified Humane Program, which require each hen to have at least 108 square feet of land and daily outdoor access. Our shell eggs are ethically produced, and our consumers consistently tell us that they provide a richer taste and color than other eggs on the market. The retail varieties of our shell eggs are based on supplemental feed type (certified organic, Non-GMO Project verified and conventional), egg size (medium, large, extra-large and jumbo) and pack size (6, 12 and 18 count).

Butter

In 2015, we saw an opportunity in the U.S. refrigerated value-added dairy market for premium butter with artisanal qualities, such as higher butterfat content, sea salt and traditional slow-churn methods. Our consumer research and basket analysis also identified butter as a highly complementary product category to eggs in terms of usage and buyer profile. Today, we offer unsalted and sea salted varieties of our butter, which has 85% butterfat and is sold in two-stick and four-stick packs. In addition, we offer a spreadable butter churned with avocado oil in a tub format.

Hard-Boiled Eggs and Liquid Whole Eggs

In March 2018, we launched hard-boiled eggs to broaden the appeal of our brand and satisfy an incremental usage occasion—ready-to-eat snacking. That launch was followed by the introduction of our liquid whole eggs in August 2019. We currently provide one of the only pasture-raised liquid whole egg offerings in the estimated $3.3 billion U.S. processed egg market, which has seen little innovation in decades and has traditionally been dominated by egg whites.

Ghee

In February 2019, we introduced ghee, followed in August 2019 by the release of a first-of-its-kind ghee in a squeeze bottle format. Our ghee meets the standards consumers expect from the Vital Farms brand and is offered in original and Himalayan pink salt varieties.

Convenient Breakfast

In August 2020, we introduced our egg bites. This product is made with ingredients such as pasture-raised eggs and cheese, vegetables and humanely raised meats. Our egg bites are gluten-free and are available in four flavors: uncured bacon and cheddar cheese; roasted red pepper and mozzarella cheese; ham, bell peppers, onions and cheddar cheese; and sun-dried tomato, basil and mozzarella cheese. Each package contains two fully cooked egg bites that can be warmed directly in the microwave for a convenient and high-protein breakfast or snack. In August 2021, we introduced our breakfast bars, warm, egg-based bars made with ethically sourced ingredients. Breakfast bars are available in four flavors: uncured bacon and cheddar cheese with hash browns; broccoli and cheddar cheese with a pastry crust; sausage and cheddar cheese with a cheese crust; and southwest fire roasted corn with sweet potato. In January 2022, we decided to discontinue our convenient breakfast offerings, which we anticipate will occur in full before year-end 2022.

Motivated by our mission, our success and our customers’ feedback, we continue to innovate and expand our product offering to address growing consumer demand.

SHELL EGGS
STICK & TUB BUTTER
HARD-BOILED EGGS
LIQUID WHOLE EGGS
GHEE
CONVENIENT BREAKFAST

Innovation

The successes of our core products have confirmed our belief that there is significant demand for ethically produced food products. We expect to continue to expand our product offerings through innovation in both existing and new categories. We have a dedicated product development team that leverages comprehensive consumer insights and trend data to provide innovative solutions and ideas that meet new consumer needs and usage occasions. We also have a proven innovation model that utilizes a trusted network of partners to bring products to market without requiring significant upfront investment. We are committed to building on the success of our recent product launches and continuing to introduce consumers to our expanding range of product offerings.

Marketing

Our multi-faceted, consumer-centric marketing strategy has been instrumental in building our brand and driving net revenue. Our marketing strategy is aimed at solidifying our brand’s positioning as a leading provider of ethically minded food. We execute on this strategy by advertising through digitally integrated media campaigns, social media tools and other owned media channels. Our brand’s standout packaging has been a signature communication vehicle since our inception. We maintain a presence across all major social media platforms.

Our brand has grown rapidly into the #1 U.S. pasture-raised, #1 U.S. natural channel and #2 U.S. overall egg brand by retail dollar sales, with an 88% share of the U.S. pasture-raised retail egg market for the 52-week period ended December 26, 2021. Our brand awareness is represented by a strong social media following, with approximately 122,000 Instagram followers. Building on prior success, we will continue to invest in the brand through digitally integrated national media campaigns and build customer loyalty through other media formats, including our quirky Vital Times newsletter, now in its eleventh year of print, which is placed in each egg carton. During the past two years, we have circulated approximately 100 million copies of our Vital Times newsletter.

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

Our Customers

We market our products throughout the United States with the majority of our net revenue coming from our shell egg products. As of December 2021, we distribute through third parties and direct to retailers to reach more than 20,900 stores. With significant expansion in recent years, our retail sales are distributed between the natural channel and mainstream channel. Because of our brand equity, loyal consumer base and expanding line of high-quality products, we believe there are attractive growth opportunities across these channels, in addition to a sizable opportunity in the foodservice channel in the medium- to long-term. We believe there are also incremental growth opportunities in additional distribution channels, including the convenience, drugstore, club, military and international markets, which we may access along with retail growth opportunities to enable us to continue our net revenue growth.

Natural Channel

Natural channel retailers, including Whole Foods and Sprouts, represented approximately 51%, 47% and 42% of our retail dollar sales in fiscal years 2019, 2020 and 2021, respectively.

Mainstream Channel

Widespread consumer demand for high-quality and traceable foods has driven our expansion into the mainstream channel with national retailers, including Albertsons, Kroger, Publix, Target and Walmart. We began selling eggs in select Kroger divisions in 2014. Since that time, Kroger has grown to become our second largest customer, offering our products in over 2,100 stores. We also continue to expand our relationships with Albertsons, Publix, Target and Walmart. The mainstream channel represented approximately 49%, 53% and 58% of our retail dollar sales in fiscal years 2019, 2020 and 2021, respectively.

Foodservice Channel

In addition to our primary natural and mainstream channels, we have a presence in foodservice by selling shell and value-added eggs to hundreds of foodservice commercial and non-commercial operators across the country. We expect our foodservice business to continue to grow in the medium- to long-term through expansive new relationships with broad-line distributors, as well as regional and national restaurant chains. In fiscal years 2019, 2020 and 2021, the foodservice channel accounted for approximately 2%, 1% and 1%, respectively, of our net revenue. Our established foodservice partnerships help to extend our marketing efforts through unique co-branding opportunities. We plan to continue to capitalize on these opportunities as we work to introduce new products through the foodservice channel.

One example of our successful foodservice programs is HomeState, a Texas kitchen with four locations in Southern California. At the start of 2022, HomeState committed to exclusively using our liquid whole eggs for its breakfast tacos, branded with our logo on menus and throughout their guest experience assets. We have also built a robust marketing partnership with HomeState to enhance their perceived consumer value and increase consumer awareness of each of our brands via social media, public relations and other events.

Vital Farms and HomeState Co-Branding

Supply Chain

We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of more than 275 family farms. In order to capitalize on this strong supply network, we built a state-of-the-art shell egg processing facility, Egg Central Station in Springfield, Missouri. Egg Central Station is currently approximately 82,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. The design of our facility includes investments in support of each of our stakeholders, from our crew members (daylighting, climate control, slip resistant floors in the egg grading room), to the community. This expansion will enable us to double our capacity to meet growing demand. We expect the expansion to be complete in mid-2022.

Our eggs are kept in on-farm coolers using precise equipment specified by us. The eggs are then collected on a regular basis by a third-party freight carrier and placed in cold storage until packing for shipment to customers. Each of our butter, ghee, hard-boiled eggs, liquid whole egg and convenient breakfast products have a dedicated co-manufacturing partner. To support the growth of our business, we are focused on expanding existing co-manufacturing relationships where appropriate and establishing new relationships.

Our egg packaging consists primarily of corrugated boxes and egg cartons, and we use a limited amount of recycled plastic packaging. Our corrugated boxes are sourced from a supplier in Springfield, Missouri, our egg cartons are sourced from Missouri, Canada, and Europe from a sole-source supplier and our recycled plastic packaging is sourced from Mexico from a single-source supplier. Our other products are packaged in jars, bottles, film and cartons that are primarily managed by our co-manufacturing partners. In every case, we strive to find the most sustainable and environmentally considered packaging, shipping materials and inks.

Competition

We operate in a highly competitive environment across each of our product categories. We have numerous competitors of varying sizes, including producers of private-label products as well as producers of other branded egg and butter products that compete for trade merchandising support and consumer dollars. We compete with large egg companies such as Cal-Maine, Inc. and large international food companies such as Ornua Co-operative Limited (Kerrygold). We also compete directly with local and regional egg and dairy companies, as well as private-label specialty products processed by other egg and dairy companies. In our market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.

Shell eggs may be sourced from hens that are caged, cage-free, free-range or pasture-raised. Large egg companies offer commodity eggs sourced from caged hens, and in an attempt to address growing consumer demand for ethically produced and higher quality eggs, they have also grown their cage-free and free-range offerings.

Although we operate in competitive industries, we believe that we have a strong and sustainable competitive advantage based on an ongoing process of values-driven decisions, our fundamental commitment to producing ethically minded food, the trust we have developed in our brand and our ability to provide reliable supply to our distribution partners and customers. We built and operate what we believe is one of the largest sourcing and distribution networks of family farms with strong growth potential. By focusing on the interests of each of our stakeholders, we believe we have created a model that attracts the best family farm partners, produces the highest quality products and creates benefits for all parties. We believe our experience in building this network will provide significant scale and execution advantages as we continue to expand.

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

Among other things, the facilities in which our products are manufactured or processed must register with the FDA and/or the USDA, comply with current good manufacturing practices, or cGMPs, and comply with a range of food safety and labeling requirements established by the Federal Food, Drug, and Cosmetic Act, as amended by the Food Safety Modernization Act of 2011, the Egg Products Inspection Act, the Federal Meat Inspection Act, the Organic Foods Production Act and the Agricultural Marketing Act of 1946, among other laws implemented by the FDA, the USDA and other regulators. The FDA and the USDA have the authority to inspect these facilities depending on the type of product involved; For example, Egg Central Station, our facility in Springfield, Missouri, has been subject to periodic inspections by the USDA to evaluate compliance with certain applicable requirements, and the FDA may likewise inspect the facility. The FDA and the USDA also require that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that our marketing and advertising be truthful, non-misleading and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including nutrient content claims, health claims, organic claims and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements. We also participate in the USDA’s voluntary egg grading program, which requires compliance with additional labeling and facility requirements.

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

Certified B Corporation

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab, an independent non-profit organization. As a result of this assessment, we were designated as a Certified B Corporation in December 2015.

In order to be designated as a Certified B Corporation, companies are required to take a comprehensive and objective assessment of their positive impact on society and the environment. The assessment evaluates how a company’s operations and business model impact its workers, customers, suppliers, community and the environment using a 200-point scale. While the assessment varies depending on a company’s size (number of employees), sector and location, representative indicators in the assessment include payment above a living wage, employee benefits, stakeholder engagement, supporting underserved suppliers and environmental benefits from a company’s products or services. After completing the assessment, B Lab will verify the company’s score to determine if it meets the 80-point minimum bar for certification. The review process includes a phone review, a random selection of indicators for verifying documentation and a random selection of company locations for onsite reviews, including employee interviews and facility tours. Once certified, every Certified B Corporation must make its assessment score transparent on B Lab’s website.

Designation as a Certified B Corporation and continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were initially recertified in February 2018, began our latest reassessment process in 2021 and were most recently recertified in January 2022. Our Certified B Corporation designation remains in good standing.

Public Benefit Corporation Status

In connection with our Certified B Corporation status and as a demonstration of our long-term commitment to our mission to bring ethical food to the table by coordinating a network of family farms to operate with a well-defined set of organic agricultural practices that includes the humane treatment of farm animals as a central tenet, we elected in October 2017 to be treated as a public benefit corporation under Delaware law.

Under Delaware law, a public benefit corporation is required to identify in its certificate of incorporation the public benefit or benefits it will promote, and its directors have a duty to manage the affairs of the corporation in a manner that balances the pecuniary interests of the corporation’s stockholders, the best interests of those materially affected by the corporation’s conduct, and the specific public benefit or benefits identified in the certificate of incorporation. Public benefit corporations organized in Delaware are also required to assess their benefit performance internally and to disclose to stockholders at least biennially a report detailing their success in meeting their benefit objectives.

As provided in our amended and restated certificate of incorporation, the public benefits that we promote, and pursuant to which we manage our company, are: (i) bringing ethically produced food to the table; (ii) bringing joy to our customers through products and services; (iii) allowing crew members to thrive in an empowering, fun environment; (iv) fostering lasting partnerships with our farms and suppliers; (v) forging an enduring profitable business; and (vi) being stewards of our animals, land, air and water, and being supportive of our community.

Environmental, Social and Governance

At Vital Farms, we are dedicated to creating long-term benefits through sustainable practices for our stockholders, crew members, farmers and suppliers, customers and consumers, communities and the environment. We promote sustainable practices and place an emphasis on being conscious environmental stewards. Our commitment to bringing ethical food to the table has enabled us to integrate sustainable practices throughout our business. Our dedication to our stakeholders inspires us to continuously raise our standards and practices.

In 2021, we conducted an assessment to advance our environmental, social and governance, or ESG, strategy. We engaged key stakeholders across our organization, including investors, crew members, and customers, to identify the ESG issues that are most impactful to our business and most important to them. The process helped us to identify key risks and opportunities while maintaining our stakeholder-driven approach. The identification of these risks and opportunities will help to guide our approach to aligning our business and our ESG priorities.

To ensure that ESG is prioritized throughout our business, the Nominating and Corporate Governance Committee of our Board of Directors has been tasked with oversight of our strategy, initiatives, policies, practices and reporting relating to ESG matters. Additionally, we have adopted several policies to uphold our commitment to our values across our business and operations, including a Human Rights Policy, a Diversity, Equity and Inclusion, or DEI, Policy, a Health and Workplace Safety Policy and a Supplier Code of Conduct.

We are committed to building a people-first culture that embodies our values and understands the unique needs of our crew members. We will continue to hold ourselves accountable to the important role we play in helping transition the world around us to a more diverse, equitable, and inclusive place. In 2021, we appointed our first Head of DEI and established an internal Diversity Council to oversee our DEI approach and initiatives. See the section titled “—Culture and Human Capital” below for further information about our commitment to a diverse crew and an inclusive work environment.

We acknowledge the potential threat that climate change may have on our business and are committed to taking action to mitigate our emissions and overall environmental risk. In 2021, we began to track and analyze our greenhouse gas emissions to understand and mitigate our carbon footprint. Additionally, we have engaged a third-party organization to identify and assess water risks relative to our business and operations.

We believe in providing transparent disclosure of our ESG efforts and communicating our progress with stakeholders. To that end, we released our inaugural Sustainability Report in March 2022. To learn more about our ESG efforts and our relevant ESG policies, please visit our investor relations website: investors.vitalfarms.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or any of our other filings with the SEC. We welcome our stakeholders’ feedback on our approach to ESG and can be contacted at investors@vitalfarms.com.

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

Culture and Human Capital

Our Conscious Commitment

Our commitment to prioritizing the long-term benefits of each of our stakeholders includes our talented and passionate crew members, employees who are invaluable to our business. Prioritizing Conscious Capitalism, our business decisions consider the impact on all of our stakeholders, which we believe helps us to create a more sustainable and successful business.

Vital Farms is committed to fostering an environment that values collaboration, trust, and respect. Furthermore, we endeavor to provide our crew members with the resources they need to be successful through culture-enhancing programs and professional development opportunities.

At Vital Farms, we believe in cultivating meaningful opportunities, from supporting the economic well-being of the family farmers in our network to fostering a collaborative and inspiring environment for our crew members across the country.

Crew Attraction, Development and Retention

Through a thoughtful and thorough screening process, we bring crew members into the business who we believe are aligned to our values and culture. In the fiscal year ended December 26, 2021, we received 21,651 direct employment applications and hired 171 new crew members. In fiscal 2021, we surveyed new hires within their first week of employment to gather feedback on their orientation experience, and 96% of those surveyed indicated that they had a positive orientation experience. The Vital Farms crew member journey, including recruiting, onboarding and each step of the career experience, is guided by the philosophy of supporting a people-first culture. We believe in enabling our crew members to grow both professionally and personally. We cultivate leaders across every level of the business and are committed to building a culture that embodies our values and understands the unique needs of our crew members. This commitment is evidenced by our Leadership Academy for all people managers at our Egg Central Station facility and our extensive online learning platform available to in-person and remote crew members, providing training options for both functional and interpersonal skills.

We believe in a culture of transparency and ownership. We communicate regularly with our crew members across departments and position levels, including through weekly team huddles at Egg Central Station and monthly all-company meetings that include executive question-and-answer sessions. These frequent touchpoints are focused on helping crew members feel connected to our mission and empowered to make informed decisions that drive our business forward. At Egg Central Station, we maintain an “idea board” for crew members to share suggestions on how to make the workplace experience more engaging, and we have implemented over 30% of the suggestions shared.

In 2020, we spent time listening to our crew members to understand how they felt about returning to the office and learned that the majority appreciated the flexibility of working from home. As a result, in 2021 we made the decision to support their preference and transitioned to a remote workforce for our crew members outside Egg Central Station. We believe this transition has enabled us to attract top talent across the country and has had a positive impact on crew member retention and engagement. We see examples of this daily, with everything from children popping in to say “hi” during team meetings to crew members appreciating the ability to take care of family needs when necessary. We believe we have an extreme acceptance of our crew members’ needs and are pleased that we foster a culture where they can bring their full selves to work.

Workplace Health and Safety

Particularly in light of the ongoing COVID-19 pandemic, we have made the safety and well-being of our crew a top priority and have implemented a number of features to ensure our crew members feel safe, engaged and valued. At Egg Central Station, these features include identification of opportunities to automate more physically challenging processes, offering subsidies to purchase slip-resistant and safety toe shoes and partnering with a local sports medicine practice for regular training of Egg Central Station crew members on ergonomics. Additionally, we have implemented and continue to follow an internal COVID-19 protocol and preventative measures to protect the health and safety of our crew members, customers and communities.

What We Value

We have defined our company values as (1) Be Humble, (2) Act Like an Owner, (3) Lead with a Growth Mindset, (4) Practice Empathy and (5) Compete to Win. We strive to create a culture that reflects these important pillars of our business.

•

We are Humble: We recognize that we win and lose as a team, and we leave our egos at the door. We orient crew members towards common priorities by communicating these priorities throughout the organization. Additionally, each quarter, crew members and their managers discuss professional development and set individual goals. We hold ourselves accountable to business objectives and know that we can all improve through continuous feedback.

•

We Act Like Owners: We know our crew plays a critical role in our success and want them to have a stake in the outcome that they help create. We provide our crew members with competitive compensation. At our Egg Central Station facility in Springfield, Missouri, our hourly crew members are paid wages that are least 25% above the living wage for an individual without children in this market. All full-time crew members are eligible for health insurance, paid parental leave, retirement contributions, equity grants and complementary Vital Farms products.

•

We Lead with a Growth Mindset: We bring the drive to succeed, the desire to learn and the energy to keep raising the standards on everything we do. We offer a wealth of learning opportunities to our crew through our online training platform and host a variety of live training sessions each month covering a range of topics, including financial wellness, goal setting, giving and receiving feedback, technological literacy and unconscious bias. Since the launch of our online training platform in June 2020, crew members have completed over 2,800 online courses.

•

We Practice Empathy: We know that we get to better answers when we incorporate different perspectives and experiences into our work. We believe a diverse, equitable and inclusive crew is crucial to our long-term success as a business and a priority for us as our values remain rooted in Conscious Capitalism. As part of this commitment, we began a partnership in September 2020 with the National Diversity Council, or NDC, a national non-profit organization committed to fostering an environment for organizations to grow in their knowledge of diversity and their ability to practice empathy for others. Our work with the NDC has involved a DEI audit, which reviewed our current and historic hiring practices and compensation and promotion data. The audit was qualitative and quantitative, including an analysis of company data, a company-wide survey, focus groups and direct conversations with leaders and crew members.

Following the audit, the NDC found zero pay, promotion or performance inequities among our crew. Under our newly hired Head of Diversity, Equity and Inclusion, together with an internal Diversity Council consisting of five crew-led DEI committees, we plan to implement a comprehensive DEI action plan that aligns with certain of the recommendations received from the NDC, including expanded training for our crew members on DEI topics and further partnerships with our community to bolster our diversity recruiting efforts and support for underrepresented communities.

•

We Compete to Win: We are fierce competitors who like to win for all of our stakeholders, and we believe that prioritizing our stakeholders’ long-term viability will produce stronger outcomes, for everyone, over time. Our business model is not a trade-off between purpose and profit; rather, we believe that our purpose of improving the lives of people, animals and the planet through food has always been a critical driver of our growth.

Our Crew Members

As of December 26, 2021, we had approximately 288 full-time crew members, including 169 in operations, 42 in sales and marketing, 21 in finance and 39 in general and administrative functions, all of whom are located in the United States. Of our full-time crew members, three are contract workers. As of December 26, 2021, approximately 45% of our full-time crew members were women and approximately 17% were members of underrepresented minority groups. None of our crew members is represented by a labor union. We have never experienced a labor-related work stoppage, and we consider our relations with our crew members to be good.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. The following is a description of the known factors that may materially affect our business, results of operations or financial condition. You should carefully consider the following risk factors, as well as the other information in this Annual Report. If any of the following risks actually occurs, our business, results of operations and financial condition could be adversely affected. In this case, the trading price of our common stock would likely decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely affect our business, results of operations and financial condition.

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

•	We have incurred net losses in the past and we may not be able to maintain or increase our profitability in the future.
•	We have only recently expanded our product offerings beyond shell eggs and butter, which makes it difficult to forecast our future results of operations.
•	Sales of shell eggs contribute to the vast majority of our revenue, and a reduction in these sales would have an adverse effect on our financial condition.

•	Failure to introduce successful new products or to successfully pursue growth by other means may adversely affect our ability to continue to grow.
•	We are dependent on the market for shell eggs, and fluctuations in this market could adversely affect our business, financial condition and results of operations.
•	Fluctuations in commodity prices and in the availability of feed grains could negatively impact our results of operations and financial condition.
•

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results and our brand reputation could be harmed.

•	A substantial amount of our shell eggs are processed at Egg Central Station in Springfield, Missouri. Any damage or disruption at this facility may harm our business.
•

We are currently expanding Egg Central Station, and we may not successfully complete construction of or commence operations in this expansion, we may not be successful in adequately staffing the expanded facility to meet production needs or the expanded facility may not operate in accordance with our expectations.

•	If we fail to effectively maintain or expand our network of family farms, our business, operating results and brand reputation could be harmed.
•	Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of eggs, cream and other raw materials that meet our standards.
•	We may not be able to compete successfully in our highly competitive market.
•

We currently have a limited number of co-manufacturers. Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.

•

We could be adversely affected by a change in consumer preferences, perception and spending habits in the natural food industry generally and on animal-based products- in particular, and failure to develop or enrich our product offering or gain market acceptance of our new products could have a negative effect on our business.

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

•	Consolidation of retain customers or the loss of a significant retail customer could negatively impact our sales and profitability.
•	Failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, could result in lost sales.
•	We source substantially all of our shell egg cartons from a sole source supplier, and any disruptions may impact our ability to sell our eggs.
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

•	Demand for shell eggs is subject to seasonal fluctuations and can adversely impact our results of operations in certain quarters.
•	Packaging costs are volatile and may rise significantly, which may negatively impact our profitability, and any reduced availability of packaging supplies may otherwise impact our business.
•

If we fail to retain and motivate members of our management team or other key crew members, fail to attract and retain additional crew members or fail to maintain our company culture and focus on our purpose, our business may be harmed.

•

Outbreaks of agricultural diseases, including avian influenza, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce demand for our products and harm our business.

•	The ongoing COVID-19 pandemic could have a material adverse impact on our business, results of operations and financial condition.
•

Food safety and food-borne illness incidents or advertising or product mislabeling may materially and adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.

•	Our operations are subject to FDA and USDA federal regulation, as well as other federal, state and local regulations, and there is no assurance that we will be in compliance with all regulations.
•

Our status as a public benefit corporation and a Certified B corporation may not result in the benefits we anticipate, and as a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

Risks Related to Our Growth and Capital Requirements

Our recent, rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $140.7 million in fiscal 2019 to $214.3 million in fiscal 2020 to $260.9 million in fiscal 2021. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

•	increase awareness of our brand and successfully compete with other companies;
•	price our products effectively so that we are able to attract new customers and consumers and expand sales to our existing customers and consumers;
•	expand distribution to new points of sales with new and existing customers;
•	continue to innovate and introduce new products;
•	expand our supplier, co-manufacturing, co-packing, cold storage, processing and distribution capacities;
•	invest in information technology systems and related process and procedures improvements; and
•	maintain quality control over our product offerings.

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

For fiscal 2019, fiscal 2020 and fiscal 2021, we generated net income of $3.3 million, $9.0 million and $2.4 million, respectively. However, we have experienced net losses in prior years, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our expansion efforts may prove more expensive than we anticipate (including as a result of increases in equipment prices or transportation costs, which may be due to actual or threatened disruptions in our supply chain relating to public health pandemics, such as COVID-19, trade wars or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our egg processing facility, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We also expect to continue to incur significant additional legal, accounting and other expenses as a public company that we did not incur as a private company. If we fail to continue to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

We have only recently expanded our product offerings beyond shell eggs and butter, which makes it difficult to forecast our future results of operations.

We have only recently expanded our product offerings beyond shell eggs and butter. As a result of our limited experience managing multiple product lines, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Sales of shell eggs contribute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 90% of our net revenue in fiscal 2019, 90% of our net revenue in fiscal 2020 and 89% of our net revenue in fiscal 2021. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs could have an adverse effect on our business, financial condition and results of operations.

Failure to introduce successful new products or to successfully pursue growth by other means may adversely affect our ability to continue to grow.

One element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. There can be no assurance that we will successfully develop and market new products that appeal to consumers. For example, in January 2022, we decided to discontinue our convenient breakfast offerings due primarily to financial performance, supply chain complexities and product shelf life limitations. Any failure to successfully develop, market and launch future products may lead to a decrease in our growth, sales and profitability.

Additionally, the development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.

Further risks are presented if we elect to pursue growth by means other than new product introductions, including acquisitions or investments in business or technologies that we believe could offer growth opportunities. The pursuit of such growth opportunities may divert the attention of management. Furthermore, it may cause us to incur various costs and expenses in identifying, investigating, and pursuing such transactions, regardless of whether such opportunities are realized. Such acquisitions, transactions or investments may also result in potentially dilutive equity issuances, the incurrence of debt or contingent liabilities or challenges with integration, any of which could adversely affect our business, financial condition and results of operations.

We estimate market opportunity and forecast market growth that may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of market opportunity and growth forecasts included in this Annual Report are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of the ongoing COVID-19 pandemic and the related economic impact. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included herein should not be taken as indicative of our future growth.

We may require additional financing to achieve our goals, and the failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.

We have funded our operations since inception primarily through equity financings and sales of our products. We have incurred and expect to continue to incur significant expenses related to the expansion of our egg packing capacity, including through our expansion of Egg Central Station. We believe that we will continue to expend substantial resources for the foreseeable future as we consider additional markets we may choose to pursue. These expenditures are expected to include working capital, costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.

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

Risks Related to Our Business, Our Brand, Our Products and Our Industry

We are dependent on the market for shell eggs, and fluctuations in this market could adversely affect our business, financial condition and results of operations.

We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. Periodically in our industry, including recently, there has been an oversupply of eggs, which has caused egg prices to contract, sometimes substantially so, and as a result we have sold or donated our excess supply at reduced prices or no cost. If we are unable to sell such eggs upon commercially reasonable terms, or at all, our gross margins, business, financial condition and operating results may be adversely affected.

We also sell shell eggs to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs, price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors at a greater velocity than, or instead of, our eggs. As a result, low commodity shell egg prices may adversely affect our business, financial condition and results of operations.

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

The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight and is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Therefore, our results of operations and financial condition, including our gross margin and profitability, fluctuate based on the cost and supply of commodities, including corn, soybean meal and other feed ingredients.

Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the United States and internationally. We saw increasing prices for conventional and organic corn and soybean crops on a global basis in 2021.

We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased commodity costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher commodity costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes. Over time, if we are unable to price our products to cover increased costs, unable to offset operating cost increases with continuous improvement savings or unsuccessful in any commodity-hedging program, then commodity price volatility or increases could adversely affect our business, financial condition and results of operations.

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results and our brand reputation could be harmed.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we may need to expand these capabilities in the future as we continue to grow and scale our business. For example, we are in the process of expanding Egg Central Station, our shell egg processing facility, to increase our capacity for the distribution of shell eggs. However, there is risk in our ability to effectively scale production and processing and effectively manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units, or SKUs.

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

A substantial amount of our shell eggs are processed at Egg Central Station in Springfield, Missouri. Any damage or disruption at this facility may harm our business.

A substantial amount of our shell egg processing occurs at Egg Central Station, our shell egg processing facility in Springfield, Missouri. Any shutdown or period of reduced production at Egg Central Station, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in raw materials delivery, would significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to replace or repair, particularly because certain of our processing equipment is sourced internationally, and our equipment supply chains may be disrupted in connection with pandemics, such as COVID-19, trade wars or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. We have property and business disruption insurance in place for Egg Central Station; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We are currently expanding Egg Central Station, and we may not successfully complete the construction of or commence operations in this expansion, we may not be successful in adequately staffing the expanded facility to meet production needs or the expanded facility may not operate in accordance with our expectations.

In January 2019, we commenced design of an expansion of Egg Central Station, our shell egg processing facility, in order to address our rapid growth and increase our shell egg processing capacity. Constructing and commencing operations at this expanded facility has required, and will continue to require, significant capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. In addition, we will need to hire and retain more crew members to operate the expanded facility. In Springfield, Missouri, where Egg Central Station is located, there is a tight labor market. If we are unable to hire and train additional crew members due to the current labor market (or as a result of other labor disruptions, including due to the ongoing COVID-19 pandemic), our ability to fully realize the benefits of the expanded facility may be materially limited. Even if the expanded facility is brought up to full processing capacity, it may not provide us with all of the operational and financial benefits we expect to receive.

Increased transportation and freight costs or failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, could adversely impact our operating results.

We currently rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, chronic driver shortages, trucking capacity limitations due to general increases in freight demand, employee and contractor strikes or unavailability (including due to the ongoing COVID-19 pandemic) or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs arising from the COVID-19 pandemic, we saw increased transportation and freight costs during 2021, and we expect that these elevated costs could remain in effect for the foreseeable future. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

Furthermore, noncompliance by our third-party transportation providers with applicable regulatory requirements may impact the ability of providers to provide delivery services that adequately meet our shipping needs. Due to increased costs or noncompliance by our transportation providers with applicable regulatory requirements, we may change shipping companies, and we could face logistical difficulties with any such change that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

If we fail to effectively maintain or expand our network of family farms, our business, operating results and brand reputation could be harmed.

We source our eggs and cream for our products from our network of family farms, which is the foundation of our supply chain. If we are unable to maintain and expand this supply chain because of actions taken by farmers or other events outside of our control, we may be unable to timely supply distributors and customers with our products, which could lead to cancellation of purchase orders, damage to our commercial relationships and impairment of our brand. For example, we require these farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms would impair their ability to partner with us. If our relationship with these farmers is disrupted, we may not be able to fully recover our investments in birds and feed, which would negatively impact our operating results. There are a number of factors that could impair our relationship with farmers, many of which are outside of our control. For example, while we strive to operate our business in a manner that drives long-term and sustainable benefits for our stakeholders, including farmers, we may make strategic decisions that the farmers do not believe align with their interests or values, which could cause the farmers to terminate their relationships with us. Any failure to maintain or expand our network of family farms would adversely affect our business, financial condition and results of operations.

Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of eggs, cream and other raw materials that meet our standards.

Our ability to ensure a continuing supply of eggs, cream and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. Our network of family farms for our shell eggs is in a geographic region we refer to as the Pasture Belt, which is a term we use that refers to the U.S. region where our eggs can be produced year-round. Our cream supply is located in Ohio and New York. The occurrence of a natural disaster in any of these regions could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raised prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, thereby adversely affecting our business, financial condition and results of operations.

We also compete with other food companies in the procurement of eggs and cream, and this competition may increase in the future if consumer demand increases for these items or products containing them or if competitors increasingly offer products in these market sectors. If supplies of eggs and cream that meet our quality standards are reduced or are in greater demand, we may not be able to obtain sufficient supply to meet our needs on favorable terms, or at all. For example, as a result of the ongoing COVID-19 pandemic, there have been recent disruptions in the U.S. cream supply, including increased freight costs for both collection and transport of cream ingredients to processing facilities. The cooperatives that we work with are under enormous financial pressures and the segregation of supply is an ongoing risk. We worked with our co-manufacturers to mitigate these supply disruptions during 2021, but we expect that these supply disruptions will continue for the foreseeable future and that they may be further exacerbated by the ongoing effects of COVID-19, which could impact our freight costs and our ability to fill customer orders in the future.

Our supply may also be affected by the number and size of farms that raise chickens and cows that meet our standards, changes in U.S. and global economic conditions and our ability to forecast our raw materials requirements. For example, in order to meet our standards, we require our poultry farms to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant and many of the farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions or any U.S. government shutdown (including in connection with COVID-19) could significantly decrease loans available to farmers. Many of these farmers have alternative income opportunities and the relative financial performance of raising chickens and cows in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

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

We compete with large egg companies such as Cal-Maine, Inc. and large international food companies such as Ornua Co-operative Limited (Kerrygold). We also compete directly with local and regional egg and dairy companies, as well as private-label specialty products processed by other egg and dairy companies. Each of these competitors may have substantially greater financial and other resources than us and some of whose products are well accepted in the marketplace today. They may also have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at lower costs. This could put pressure on us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Conversely, if we were to raise prices, including as a result of fluctuations in the shell egg market, increased commodity or raw material costs, increased packaging or transportation costs or otherwise, any resulting decline in consumer demand for our products may be exacerbated by the competitiveness of our market.

Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than we have. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies may acquire our competitors or launch their own egg and butter products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our products so they have less favorable placement. Competitive pressures or other factors could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

Further, competitors with substantially greater operations and resources than we have may be less affected by the ongoing COVID-19 pandemic than we are. In connection with the pandemic, we have restricted employee travel, cancelled certain events with consumers, customers or partners, imposed operational safeguards at Egg Central Station and limited access to our headquarters. Although we are monitoring the situation, we cannot predict for how long, or the ultimate extent to which, the pandemic may disrupt our operations as a result of these measures or if we are required to implement other changes, such as closure of our egg processing facility. Any significant disruption resulting from this or similar events on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until we would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results. A prolonged disruption of our business could also damage our reputation.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for butter, one co-manufacturer for ghee, one co-manufacturer for liquid eggs, one co-manufacturer for egg bites and one co-manufacturer for breakfast bars. While we currently have written manufacturing contracts with our co-manufacturers for butter, spreadable butter, egg bites, breakfast bars and one of our co-manufacturers for hard-boiled eggs, we do not currently have written manufacturing contracts with our other co-manufacturers. Due to the absence of written contracts with certain of our co-manufacturers, these co-manufacturers can generally seek to alter or terminate their relationships with us at any time, leaving us with periods during which we have limited or no ability to manufacture certain of our products.

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

We could be adversely affected by a change in consumer preferences, perception and spending habits in the natural food industry generally and on animal-based products in particular, and failure to develop or enrich our product offerings or gain market acceptance of our new products could have a negative effect on our business.

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethically produced, great-tasting and nutritious foods. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food industry market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by the effects of the ongoing COVID-19 pandemic and general inflationary trends. For example, we and many of our customers face pressure from animal rights groups to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. If consumer preferences shift away from animal-based products for these reasons, because of a preference for plant-based products or otherwise, our business, financial condition and results of operations could be adversely affected.

The success of our products depends on a number of factors, including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our products from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and developing products that respond to such trends in a timely manner. We also may not be able to effectively promote our products by our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operation, and our business, financial condition or results of operations could be materially and adversely affected.

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

In fiscal years 2019, 2020 and 2021, UNFI (which was Whole Foods’ primary distributor other than from April 2020 to August 2021) accounted for approximately 35%, 15% and 18% of our net revenue, respectively, KeHE accounted for approximately 11%, 12% and 10% of our net revenue, respectively, and US Foods (which was Whole Foods’ primary distributor from April 2020 to August 2021) accounted for approximately less than 10%, 18%, and 14% of our net revenue, respectively. Since these distributors act as intermediaries between us and retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all) under similar terms and conditions could adversely affect our business, financial condition and results of operations.

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

We currently work with a sole source supplier that contracts with a network of independent pullet farms. We do not have a long-term supply contract with this supplier, and if the supplier were to cease doing business with us for any reason, we may have a difficult time finding and contracting with alternate pullet farms in sufficient scale to meet our needs, if at all. Additionally, any disruption in these supply services for any reason, including agricultural disease such as avian influenza, natural disaster, fire, power interruption, work stoppage or other calamity, could have a material adverse effect on our business, financial condition and results of operations if we cannot replace these providers in a timely manner on acceptable terms or at all.

Consolidation of retail customers or the loss of a significant retail customer could negatively impact our sales and profitability.

Our retail customers include natural channel and mainstream channel stores, which have been undergoing a consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private-label products, all of which could negatively impact our business. During fiscal years 2019, 2020 and 2021, our largest direct retail customer, Kroger, accounted for approximately 14%, 13% and 12% of our net revenue, respectively.

With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 30%, 28% and 29% of our retail sales in fiscal years 2019, 2020 and 2021, respectively, and Sprouts accounted for approximately 8%, 7% and 7% of our retail sales in fiscal years 2019, 2020 and 2021, respectively. The loss of Kroger, Whole Foods, Sprouts or any other large retail customer or the reduction of purchasing levels or the cancellation of any business from Kroger, Whole Foods, Sprouts or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

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

We source substantially all of our shell egg cartons from a sole source supplier, and any disruptions may impact our ability to sell our eggs.

We obtain substantially all of the packaging for our shell eggs from a sole-source supplier. Any disruption in the supply of our shell egg cartons, including as a result of interruptions to global shipping, could delay our production and hinder our ability to meet our commitments to customers. If we are unable to obtain a sufficient quantity of our packaging on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources, sales of our products could be delayed or we may be required to redesign our products. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for certain of our shell egg products. While this change in packaging did not materially impact our operations, there is no guarantee that we will not experience similar packaging issues in the future, or that any such packaging issues will not impact our ability to meet product demand for our shell eggs. Any of these events could result in lost sales, price increases, reduced gross margins or damage to our customer relationships, which would have a material adverse effect on our business, financial condition and results of operations.

Because we rely on a limited number of third-party vendors to manufacture and store our products, we may not be able to maintain manufacturing and storage capacity at the times and with the capacities necessary to produce and store our products or meet the demand for our products.

We rely on a limited number of co-manufacturers and cold storage providers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for butter, one co-manufacturer for ghee, one co-manufacturer for liquid eggs, one co-manufacturer for egg bites and one co-manufacturer for breakfast bars. Our financial performance depends in large part on our ability to obtain adequate co-manufacturing and cold storage facilities services in a timely manner. We are not assured of continued co-manufacturing and cold storage capacities. Certain of our co-manufacturers or our cold storage providers could discontinue or seek to alter their relationship with us. In addition, we are not assured of sufficient capacities of these providers commensurate with increased product demand.

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

We believe our consumers rely on us to provide them with high-quality products. Therefore, real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving us (such as incidents involving our competitors), could cause negative publicity and reduced confidence in our company, brand or products, which could in turn harm our reputation and sales, and could adversely affect our business, financial condition and operating results.

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

If consumers do not perceive our products to be of high quality or safe, then the value of our brand would be diminished, and our business, results of operations and financial condition would be adversely affected. Any loss of confidence on the part of consumers in the quality and safety of our products would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our market positioning as a socially conscious purveyor of high-quality products and may significantly reduce our brand value. Issues regarding the safety of any of our products, regardless of the cause, may have an adverse effect on our brand, reputation and operating results. Further, the growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brands or our products on social or digital media could seriously damage our brands and reputation. If we do not maintain the favorable perception of our brands, our business, financial condition and results of operations could be adversely affected.

Failure to leverage our brand value propositions to compete against private-label products, especially during an economic downturn, may adversely affect our profitability.

In many product categories, we compete not only with other widely advertised branded products, but also with private-label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide a higher quality and greater value than less expensive alternatives. If the difference in perceived value between our brands and private-label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. We believe that in periods of economic uncertainty, particularly in periods of uncertainty driven by high inflation, consumers may purchase more lower-priced private-label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our higher margin products or a shift in our product mix to lower margin offerings. In addition, our foodservice product sales will be reduced if consumers reduce the amount of food that they consume away from home at our foodservice customers, whether as a result of restaurant closures or government-ordered quarantines, travel restrictions or other directives in connection with the COVID-19 pandemic or in other times of economic uncertainty.

We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our programs may or may not be successful.

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

An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. Further, social media platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, or may increase the costs of such advertising, which can negatively affect the placement of our links and, therefore, reduce the number of visits to our website and social media channels or make such marketing cost prohibitive. In addition, social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition and results of operations could be adversely affected.

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

Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our products. While we intend to continue to invest significantly in sales and marketing to educate consumers about our brand, our values and our products, there is no assurance that these efforts will generate further demand for our products or expand our consumer base. Our ability to attract new consumers and retain our existing consumers will depend on the perceived value and quality of our products, consumers’ desire to purchase ethically produced products at a premium, offerings of our competitors, our ability to offer new and relevant products and the effectiveness of our marketing efforts, among other items. For example, because our shell eggs are sold to consumers at a premium price point, when prices for commodity shell eggs fall relative to the price of our shell eggs, we may be unable to entice price-sensitive consumers to try our products. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner. If we are unable to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged, our business, financial condition and operating results would be adversely affected.

Our sales and profits are dependent upon our ability to expand existing customer relationships and acquire new customers.

Our business depends on our ability to increase our household penetration, to expand the number of products sold through existing retail customers, to grow within the foodservice channel and to strengthen our product offerings through innovation in both new and existing categories. Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. For example, retailers continue to aggressively market their private-label products, which could reduce demand for our products. The expansion of our business also depends on our ability over the long term to obtain customers in additional distribution channels, such as convenience, drugstore, club, military and international markets. Any growth in distribution channels may also affect our existing customer relationships and present additional challenges, including related to pricing strategies. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities, and these expenditures are subject to risks, including related to consumer acceptance of our efforts. Our failure to obtain new customers, or expand our business with existing customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We and our co-manufacturers purchase and use significant quantities of cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard to package our products. Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes. Additionally, if the availability of certain packaging supplies is limited due to factors beyond our control (including as a result of the COVID-19 pandemic), or if packaging supplies do not meet our standards, we may make changes to our product packaging, which could negatively impact the perception of our brand. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for certain of our shell egg products. If we are not successful in managing our packaging costs or the supply of packaging that meets our standards to use for our products, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, any of these factors could adversely affect our business, financial condition, and results of operations.

Our net revenue and earnings may fluctuate as a result of price actions, promotional activities and chargebacks.

Retailers may require price concessions that would negatively impact our margins and our profitability. Alternatively, we may increase our prices to offset commodity inflation and potentially impact our margins and volume.

In addition, we periodically offer sales incentives through various programs to customers and consumers, including rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities.

Additionally, while we continue to work to optimize supply chain logistics, we are occasionally charged fees and/or fines by retailers for various delivery and order discrepancies. While we challenge and vet these charges, we may be subject to such charges that could be detrimental to our performance, particularly when combined with the effects of increased freight costs or the other risks outlined in this section. The cost associated with promotions and chargebacks is estimated and recorded as a reduction in net revenue. We anticipate that these price concessions, promotional activities and chargebacks could adversely impact our net revenue and that changes in such activities could adversely impact period-over-period results. If we are not correct in predicting the performance of promotions, or if we are not correct in estimating chargebacks, our business, financial condition and results of operations would be adversely affected.

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

In addition, our success depends in part upon our ability to attract, train, develop and retain a sufficient number of crew members who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to win in a competitive market for top talent capable of meeting our business needs and expectations, our business and brand image may be impaired. For example, in Springfield, Missouri, where Egg Central Station is located, there is a tight labor market. As a result of this tight labor market, we may be unable to attract and retain crew members with the skills we require, particularly given the need for additional crew members due to our expansion of Egg Central Station. Any failure to meet our staffing needs or any material increase in turnover rates of our crew members may adversely affect our business, financial condition and results of operations.

If we cannot maintain our company culture or focus on our purpose as we grow, our success and our business and competitive position may be harmed.

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. We may also have difficulty preserving our company culture as a large portion of our existing and newly hired workforce will be working remotely on a permanent basis. If we fail to maintain our company culture or focus on our purpose, our business and competitive position may be harmed.

Our operations are geographically consolidated. A major tornado or other natural disaster within the region in which we operate could seriously disrupt our entire business.

Egg Central Station, our shell egg processing facility, is located in Springfield, Missouri. This facility and our network of family farms supporting our poultry business are concentrated in the Midwestern portion of the Pasture Belt. The cream for our butter is sourced from two separate and distinct geographical areas, one area in the Midwest and one area in the Northeast. This supply encompasses a total of approximately 57 farms. Butter is manufactured in close proximity to the Midwest farm supply. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters, but a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

Outbreaks of agricultural diseases, including avian influenza, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce demand for our products and harm our business.

Our business activities are subject to a variety of agricultural risks, including pests and diseases such as avian influenza, which can materially and adversely affect the quality and quantity of products, including shell eggs, that we distribute.  While we are confident in the controls and procedures we maintain to reduce the risk to our farms and production facilities of disease, if a substantial portion of our farms or production facilities were affected by an outbreak of disease such as avian influenza, this could have a material and adverse effect on our business, financial condition and results of operations.  Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be negatively affected by resulting governmental restrictions on the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions for our industry.

Our inability to maintain our GFSI and SQF Select Site certifications may negatively affect our reputation.

The Safe Quality Food Institute administers the SQF Program, which is a third-party auditing program that examines and certifies food producers with respect to certain aspects of the producer’s business, including food safety, quality control and social, environmental and occupational health and safety management systems. The SQF Select Site certification is one of a number of available SQF certifications and involves both auditing for food safety issues and unannounced inspections by SQF personnel on an annual basis.

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

In connection with the COVID-19 pandemic, governments have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have also taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. Certain of these restrictions were reinstated at various points during 2021 as a response to the emergence of new variants or increased rates of infection. To the extent that any such restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there is likely to be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our supply chain as well as the demand for our products. While at this time we are working to manage and mitigate potential disruptions to our supply chain, and we have not experienced decreases in demand or material financial impacts as compared to prior periods, the fluid nature of the COVID-19 pandemic and uncertainties regarding the related economic impact may result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by COVID-19, including interruptions to global shipping that may impact our and our suppliers’ ability to access equipment and other materials, continue for an extended period of time, our ability to meet the demands of our customers or to expand as planned may be materially impacted. The COVID-19 vaccination rate in the State of Missouri currently is currently lower than the national rate, and the reported rates of infection and hospitalization due to COVID-19 in Greene County, Missouri, where our Egg Central Station shell egg processing facility is located, have risen at certain points in early 2022. If we are forced to scale back hours of operation or close this facility in response to the pandemic, or if the effects of COVID-19 or related mitigation measures make it difficult to adequately staff the facility to meet the demands of its expansion, our business, financial condition and results of operations would be materially and adversely affected.

Further, COVID-19 may impact customer and consumer demand. Retail and grocery stores may be impacted if governments implement or reimpose regional business closures, quarantines, travel restrictions and other social distancing directives to slow the spread of the virus. Further, to the extent our customers’ operations are negatively impacted, our customers may reduce demand for or spending on our products, or customers or distributors may delay payments to us or request payment or other concessions. There may also be significant reductions or volatility in consumer demand for our products due to travel restrictions or social distancing directives, as well as the temporary inability of consumers to purchase our products due to illness, quarantine or financial hardship, shifts in demand away from one or more of our products, decreased consumer confidence and spending or pantry-loading activity, any of which may negatively impact our results, including as a result of an increased difficulty in planning for operations. Additionally, we may be unable to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to event cancellations, reduced in-store visits and travel restrictions. Further, additional governmental restrictions on the movement of people, public gatherings and businesses may result in fewer people eating out and greater numbers of restaurant closures, both of which would negatively affect our foodservice business.

In addition, any health and safety concerns and/or demands on agency resources related to the COVID-19 pandemic that prevent the FDA or USDA from conducting their regular regulatory activities could significantly impact the ability of these agencies to regulate our products, which could have a material adverse effect on our business.

The extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the emergence of new variants and the adoption and effectiveness of vaccination programs and other actions intended to mitigate the effects of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could have a material adverse effect on our business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Adverse and uncertain economic conditions, including uncertainty related to inflation, market volatility or the ongoing COVID-19 pandemic, may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, consumers may reduce the amount of our egg products that they purchase where there are more affordable products, including caged, cage-free and free-range egg and egg product offerings, which generally have lower retail prices than our eggs. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Further, our foodservice product sales will be reduced if consumers reduce the amount of food they consume away from home at our foodservice customers, whether as a result of restaurant closures or government-ordered quarantines, travel restrictions and other social distancing directives in connection with the ongoing COVID-19 pandemic, or in other times of economic uncertainty. Distributors and customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Disruptions in international trade, including disruptions due to the ongoing COVID-19 pandemic, may have a material adverse impact on us, our suppliers and our network of farms, including our ability to expand our operations as planned.

The global COVID-19 pandemic has disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. We, our suppliers and our network of family farms are dependent on the import of equipment and other supplies from Europe and other locations.  To the extent that disruptions to global shipping negatively impact our, our suppliers’ and our network of farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

We are subject to risks related to heightened stakeholder focus on sustainability and corporate social responsibility.

Our business faces increasing scrutiny related to environmental, social and governance issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. If we fail to meet applicable standards or expectations with respect to these issues, including the expectations we establish for our own business, our reputation and brand image could be damaged, and our business, financial condition and results of operations could be adversely impacted.

Implementation of our environmental and sustainability initiatives, including in connection with our annual sustainability report, may require certain financial expenditures and employee resources, and if we are unable to meet our environmental, social and governance goals, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our investors, crew members, customers and consumers.

Climate change, or legal, regulatory or market efforts to address climate change, may negatively affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases emissions may have an adverse impact on global temperatures, weather conditions, and the frequency and severity of natural disasters. If climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain raw materials that are necessary for our products, including corn, soybean meal and other feed ingredients. We may further be subject to unpredictable water availability due to the impact of climate change, and the lack of available water may adversely affect our business and operations.

Additionally, extreme weather and natural disasters exacerbated by climate change may impact our business. The family farms in our network are all geographically located in a region that provides an environment conducive to year-round raising of chickens. However, if climate change has a negative effect on the year-round habitability of this region for chickens, we may be subject to decreased availability or less favorable pricing for our eggs. We may also incur increased transportation, storage and processing costs if we are unable to source products within a certain distance from Egg Central Station and co-manufacturing facilities due to the effects of climate change.

Governmental and market concern about climate change and its effects may result in additional legal or regulatory requirements to reduce or mitigate the effects of greenhouse gases or water usage. Such laws or regulations, to the extent applicable to us or our suppliers, co-manufacturers or service providers, may result in significant increases to our costs of operation, particularly the supply chain and distribution costs associated with our products.

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

Our operations are subject to extensive regulation by the FDA, the USDA and other federal, state and local authorities. With respect to eggs in particular, the FDA and the USDA split jurisdiction depending on the type of product involved. While the FDA has primary responsibility for the regulation of shell eggs, the USDA has primary responsibility for the regulation of dried, frozen or liquid eggs and other “egg products,” subject to certain exceptions. Specifically, our shell eggs, butter, hard-boiled eggs, ghee, egg bite and breakfast bar products are subject to the requirements of the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of most food products. The FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements. Our shell egg operations are further subject to FDA regulatory requirements governing the production, storage and transportation of shell eggs for the control of salmonella. FDA-inspected processing facilities are subject to periodic and “for cause” inspection by federal, state and local authorities. In addition, certain of our products, such as our liquid whole egg and certain of our egg bite and breakfast bar products, are subject to regulation by the USDA, including facility registration, inspection, manufacturing and labeling requirements. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs and other regulatory requirements for the manufacturing of our products that is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA, the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, result in our co-manufacturers’ inability to continue manufacturing for us, result in a recall of our products that have already been distributed and result in damage to our brand and reputation. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. We rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the USDA or another regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be adversely impacted.

Our liquid whole eggs are subject to the requirements of the Egg Products Inspection Act, or EPIA, and regulations promulgated thereunder by the USDA. The USDA has comprehensive regulations in place that apply to establishments that break, dry and process shell eggs into liquid egg products. This regulatory scheme governs the manufacturing, processing, pasteurizations, packaging, labeling and safety of egg products. Under the EPIA and USDA regulations, establishments that manufacture egg products must comply with the USDA’s requirements for sanitation, temperature control, pasteurization and labeling. In addition, in September 2020, the USDA announced that it had finalized its Egg Products Inspection Rule. Pursuant to the regulatory requirements established by this rule, we anticipate that our co-manufacturers’ liquid whole egg establishment will be required to implement Hazard Analysis and Critical Control Point plans within two years after publication of the final rule in the Federal Register and will further be required to implement Sanitary Standard Operating Procedures within one year after publication in the Federal Register. Certain of our egg bite products that contain bacon and ham are also subject to USDA regulation, pursuant to the Federal Meat Inspection Act, or FMIA. The FMIA and USDA regulations establish registration, inspection, recordkeeping, labeling and other requirements governing certain products that contain meat, including our products. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with USDA regulations for the manufacturing of our liquid whole egg, egg bite and breakfast bar products, which is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture liquid whole eggs, egg bites or breakfast bars that conform to our specifications and the strict regulatory requirements of the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the USDA or a comparable foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.

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

We are also subject to state and local regulations, including product requirements, labeling requirements and import restrictions. For example, the State of Iowa requires that grocery stores which participate in the Special Supplement Nutrition Program for Women, Infants, and Children, and which sell eggs produced by chickens advertised as being housed in cage-free, free-range or enriched colony cage environments, also sell “conventional” eggs produced by chickens that are not so advertised. That regulation impacted the space allocation for non-caged eggs on the shelves of retailers in Iowa and their willingness to carry our eggs. In addition, one or more states could pass regulations that establish requirements that our products would not satisfy. If our products fail to meet such individual state standards or are restricted from being imported into a state-by-state regulatory requirements, our business, financial condition or results of operations could be materially and adversely affected.

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

The manufacture and marketing of food products is highly regulated. We, our suppliers and our co-manufacturers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality and safety of our products, as well as the health and safety of our crew members and the protection of the environment.

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

If any of our family farms, suppliers or co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, the farms and co-manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative farms, suppliers or co-manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the farms, suppliers and co-manufacturers. As a result, our supply of eggs and other raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any partner farmer or co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of eggs and other raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, financial condition and results of operations.

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

Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions and caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery.

Risks Related to Our Status as a Certified B Corporation and Public Benefit Corporation

Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits that we anticipate.

We have elected to be classified as a public benefit corporation under Delaware law. As a public benefit corporation we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our amended and restated certificate of incorporation. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

As a public benefit corporation, we are required to disclose to stockholders a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose, which we may disclose through our annual report and proxy statement for our annual meeting of stockholders made available to our stockholders each year. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab, an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are B Lab and may change over time, and our continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified as a Certified B Corporation in January 2022. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Likewise, our reputation could be harmed if our publicly reported Certified B Corporation score declines.

As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our amended and restated certificate of incorporation. While we believe our public benefit designation and obligation will benefit our stockholders, in balancing these interests our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:

•

we may choose to revise our policies in ways that we believe will be beneficial to stakeholders other than our stockholders, including farmers, suppliers, crew members and local communities, even though the changes may be costly;

•

we may take actions, such as building state-of-the-art facilities with technology and quality control mechanisms that exceed the requirements of USDA and the FDA, even though these actions may be more costly than other alternatives;

•

we may be influenced to pursue programs and services to demonstrate our commitment to the communities to which we serve and bringing ethical food to the table, even though there is no immediate return to our stockholders; or

•

in responding to a possible proposal to acquire the company, our board of directors may be influenced by the interests of stakeholders other than our stockholders, including farmers, suppliers, crew members and local communities, whose interests may be different from the interests of our stockholders.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 will require that we continue to incur substantial expense and expend significant management efforts. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm conducts its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, or Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we have incurred and will continue to incur significant finance, legal, accounting, and other expenses, including director and officer liability insurance. We expect that these expenses will increase further after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

A cybersecurity incident or other technology disruptions could negatively impact our business and our relationships with customers and consumers.

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

In 2021, we launched an online ordering platform, and in connection with this platform, our third-party service providers may collect, store, process, and use personal and payment information and other customer and consumer data. Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of information or the loss of valuable business data or cause a disruption in our business. Any such breach could result in harm to our brand and exposure to losses, litigation or regulatory proceedings.

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

Such risks may be heightened by the fact that a large portion of our existing and newly hired crew members are working remotely on a permanent basis. Technologies and security systems in place at our crew members’ homes may be less secure than those used in a physical office, and while we have implemented controls and safeguards to help protect our systems as our crew members work from home, we may nevertheless be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, resulting in an adverse impact on our business, financial condition or results of operations.

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

We cannot be certain that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have an adverse effect on our business, financial condition and results of operations.

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

Based on the number of shares outstanding as of December 26, 2021, our directors, and officers hold, in the aggregate, approximately 44% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters, including, but not limited to, delaying or preventing a third party from acquiring control over us.

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

In addition, as of December 26, 2021, there were 5,034,900 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of December 26, 2021, holders of approximately 13.3 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Increases in interest rates could adversely affect our business.

Our business and operating results could be harmed by factors such as the availability, terms of and cost of capital and increases in interest rates. These changes could cause our cost of doing business to increase and limit our ability to pursue growth opportunities. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve planned growth and operating results.

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

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware and, with respect to certain matters, the federal district courts of the United States of America as the exclusive forums for substantially all disputes between us and our stockholders, which could restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our corporate headquarters located at 3601 South Congress Avenue, Austin, Texas, where we occupy approximately 9,100 square feet of office space pursuant to a lease that expires in April 2026, with an option to extend this lease for a period of five years. We own our shell egg processing facility in Springfield, Missouri totaling approximately 82,000 square feet, which we refer to as Egg Central Station, and we are in the process of expanding this facility. We also lease approximately 92,000 square feet of warehouse space in Springfield, Missouri, which provides access to 10,000 pallet spaces pursuant to a lease that expires in September 2023. We believe that our current facilities are suitable and adequate to meet our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the Nasdaq Global Market on July 31, 2020, under the symbol “VITL.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of March 7, 2022, we had approximately 13 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We declared cash dividends on our common stock in June 2013 totaling approximately $0.3 million. We cannot provide any assurance that we will declare or pay cash dividends on our capital stock in the future. In addition, our ability to pay dividends on our capital stock may subject to limitations under the terms of our credit facility agreement with PNC Bank, National Association, or the Credit Facility, or other credit facilities we may enter into from time to time. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report for additional information on the Credit Facility. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including in our then-existing debt arrangements), capital requirements, business prospects and other factors our board of directors may deem relevant.

Comparative Stock Performance Graph

The following performance graph shows a comparison from July 31, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 26, 2021, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq US Smart Food & Beverage Index.

The graph assumes an initial investment of $100 on July 31, 2020. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act.

Recent Sales of Unregistered Equity Securities

None.

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

There has been no material change in the planned use of proceeds from our IPO as described in the Annual Report. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of December 26, 2021, we have used an aggregate of $25.9 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $16.7 million for capital expenditures. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report for additional information on the Credit Facility.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” and “Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report.

Overview

Our mission is to bring ethical food to the table, and we are disrupting the U.S. food system by developing a framework that challenges the norms of the incumbent food model, allowing us to bring high-quality products from our network of family farms to a national audience. This framework has enabled us to become the leading U.S. brand of pasture-raised eggs and butter and the second largest U.S. egg brand by retail dollar sales. Our ethics are exemplified by our focus on animal welfare and sustainable farming practices. We believe our standards produce happy hens with varied diets, which produce better eggs. There is a seismic shift in consumer demand for natural, traceable, clean-label, great-tasting and nutritious foods. Supported by a steadfast adherence to the values on which we were founded, we have designed our brand and products to appeal to this consumer movement.

Our purpose is rooted in a commitment to Conscious Capitalism, which prioritizes the long-term benefits of each of our stakeholders (farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders). We make decisions based on what’s sustainable for all our stakeholders. Simply put, we will not be a sustainable business if our stakeholders are not sustainable as well. Our collective sustainable business practices will enable us to fulfill our purpose of improving the lives of people, animals, and the planet through food, now and long into the future. For us, it is not about short-term outcomes or a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes, for everyone, over time. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our designation and January 2022 recertification as a Certified B Corporation, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

We source our products from a network of more than 275 family farms. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

We primarily work with our farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is indexed quarterly in arrears for changes in feed cost.

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs, which sell for as much as three times the price of commodity eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at Kroger, Sprouts Farmers Market, or Sprouts, Target and Whole Foods, and we also sell our products at Albertsons, Publix and Walmart. We offer 32 retail stock keeping units, or SKUs through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and, in the medium- to long-term, foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 82,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing three million eggs per day and has achieved Safe Quality Food, or SQF Good rating, the highest level of such certification from the Global Food Safety Initiative. In addition, as of January 2020, Egg Central Station is the only egg facility to receive, and we are one of only six companies globally to have received, the SQFI Select Site certification.

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as UNFI and US Foods and KeHE, which purchase, store, sell and deliver our products to Whole Foods (UNFI and US Foods) and Sprouts (KeHE).  In the fiscal years ended December 26, 2021, December 27, 2020, and December 29, 2019, UNFI accounted for approximately 18%, 15%, and 35% of our net revenue, respectively, US Foods accounted for approximately 14%, 18%, and less than 10% of our net revenue, respectively, and KeHE accounted for approximately 10%, 12%, and 11% of our net revenue, respectively. We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers.

We have experienced consistent sales growth. We had net revenue of $260.9 million and $214.3 million, net income of $2.4 million and $8.8 million, and Adjusted EBITDA of $8.0 million and $16.8 million in the fiscal years ended December 26, 2021 and December 27, 2020, respectively. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

On August 4, 2020, we completed our initial public offering, or IPO, of 10,699,573 shares of common stock at an offering price of $22.00 per share.  We issued and sold 5,040,323 shares of common stock and the selling stockholders sold 5,659,250 shares of common stock, including 1,395,596 shares of common stock sold by the selling stockholders pursuant to the underwriters’ exercise in full of their option to purchase additional shares. We received gross proceeds of approximately $110.9 million before deducting underwriting discounts, commissions and offering related transaction costs; we did not receive any proceeds from the sale of shares by the selling stockholders. Upon the closing of the IPO in August 2020, all of our then-outstanding shares of redeemable convertible preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Following the closing of the IPO, there were no shares of redeemable convertible preferred stock outstanding.

In November 2020, we completed a secondary public offering of 5,000,000 shares of common stock sold by selling stockholders, from which no proceeds were received and expenses incurred totaled $0.5 million.

COVID-19 Business Update

As the COVID-19 pandemic continued in the fiscal year ended December 26, 2021, we continued to maintain a cross-functional task force and execute on business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our business and our stakeholders, comprised of farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders. While we are not experiencing material adverse impacts at this time, given the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We continue to closely monitor the COVID-19 situation as we evolve our business continuity plans and response strategy. In March 2020, the majority of our crew members at our headquarters transitioned to working remotely, and we have subsequently decided to permit such crew members to work remotely on a permanent basis. The efficacy of vaccinations, the timing of the development of herd immunity, the potential emergence of new variants of the SARS-CoV-2 variant and the prospect of additional shelter in place and similar movement restrictions are unknown, and further virus mutations and variants may have an adverse impact on our business.

Egg Central Station continues to be operational and we have implemented a number of measures to prevent and mitigate any outbreak of COVID-19 at that facility; however, we may need to modify or reduce operations due to the evolving effects of the COVID-19 pandemic. We continue to follow the COVID-19 protocol and preventative measures we have implemented at Egg Central Station to protect the health and safety of our crew members, customers and community.

Supply Chain

We are working closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the COVID-19 pandemic. We currently expect to have an adequate supply of eggs to meet anticipated demand in fiscal 2022, as well as adequate capacity for packing and processing our eggs.

Additionally, as a result of the COVID-19 pandemic, there have been recent disruptions in the U.S. cream supply, including significant volatility of prices and demand, hauling challenges due to labor shortages and ongoing financial pressures in milk cooperatives. We have worked with our co-manufacturers to mitigate these supply disruptions, and as a result there has been no impact on our ability to fill customer orders for butter or ghee products, although we expect that these supply disruptions will continue for the foreseeable future and that they may be further exacerbated by the ongoing effects of the COVID-19 pandemic. If the COVID-19 pandemic continues to persist for an extended period of time and further impacts egg or cream supply, or disrupts our essential distribution systems, we could experience disruptions to our supply chain and operations, and associated delays in the manufacturing and supply of our products, which would adversely impact our ability to generate sales of and revenues from our products.

Corporate Development

With cash and cash equivalents of $31.0 million as of December 26, 2021 and access to additional funds as a result of our IPO and under our credit facility agreement with PNC Bank, National Association, or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business this fiscal year in support of our long-term growth strategy. Our IPO, which was completed on August 4, 2020, resulted in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents as of December 26, 2021, together with cash provided by our operating activities and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station. We may be required to seek additional equity or debt financing. However, a significant disruption of global financial markets (including a disruption due to the ongoing COVID-19 pandemic) may result in our inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations.

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

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 98%, while the household penetration for our shell eggs is approximately 5.0%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods and Sprouts, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 29% and 28% of our retail sales for the fiscal years ended December 26, 2021 and December 27, 2020, respectively, and Sprouts accounted for approximately 7% and 7% of our retail sales for the fiscal years ended December 26, 2021 and December 27, 2020, respectively.

As of December 2021, there were more than 20,900 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is significant demand for our products in the foodservice channel since we offer versatile ingredients with high menu penetrations across all commercial and non-commercial operator segments. We see considerable opportunity for medium- to long-term growth in this channel by increasing our category market share through sales to values-aligned foodservice operators and their distributors. We are working with Waypoint, a foodservice sales and marketing agency in the consumer-packaged goods industry, to increase our broadline distribution and presence in national and regional restaurant chains. We believe that most U.S. consumers' food preferences are driven primarily by what they encounter on restaurant menus, so we are also leveraging foodservice as a critical consumer touchpoint to drive brand awareness and purchase rates of our products in the retail channel. We are investing in co-marketing to reach new households. We believe that joint marketing tactics are mutually beneficial for our operator partners and enhance their perceived customer value and that our products and on-menu branding can help operators differentiate themselves, increase check sizes and drive loyalty in an industry still recovering from the pandemic and its macro-economic impacts. An example of our recent foodservice growth initiative is our relationship with HomeState, a Texas kitchen in Southern California which sells breakfast tacos made exclusively with our liquid whole eggs across 4 restaurant locations. We have launched similar regional partnerships in all 4 of our U.S. sales regions, including Blue Plate Restaurant Company, a casual dining group comprised of 7 concepts in the Minneapolis/St. Paul area; Cafe Patachou, a breakfast and lunch restaurant based in the Indianapolis, Indiana area with 5 locations; King David Tacos, which sells breakfast tacos made exclusively with our medium shell eggs at their 3 locations and more than 20 retail outlets around New York City; Pura Vida, a fresh all-day concept in the Miami, Florida area with 9 locations; Hat Creek Burger Company, a fast-casual restaurant with over 26 locations across Texas; Tacodeli, which sells breakfast tacos made exclusively with our shell eggs across 11 restaurant locations and approximately 90 points of distribution, such as coffee shops and farmers' market stands, across Texas; and Moe's Broadway Bagel, an East Coast-style family-run bagel chain with 7 locations in the Denver/Boulder, Colorado area.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs generated $240.0 million, or approximately 92%, of net revenue in fiscal 2021. We expect eggs will be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

Key Components of Results of Operations

Net Revenue

We generate net revenue primarily from sales of our products, including eggs and butter to our customers, which include natural retailers, mainstream retailers and foodservice partners. We sell our products to customers on a purchase-order basis. We serve the majority of our natural channel customers and certain independent grocers and other customers through food distributors, which purchase, store, sell and deliver our products to these customers.

We periodically offer sales incentives to our customers, including rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We record a provision for sales incentives at the later of the date at which the related revenue is recognized or when the sales incentive is offered. At the end of each accounting period, we recognize a liability for an estimated promotional allowance reserve. We periodically provide credits or discounts to our customers in the event that products do not conform to customer expectations upon delivery or expire at a customer’s site. We treat these credits and discounts as a reduction of the sales price of the related transaction at the time of sale. We anticipate that these promotional activities, credits and discounts could impact our net revenue and that changes in such activities could impact period-over-period results.

Our shell eggs are sold to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs, price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors instead of our eggs. As a result, low commodity shell egg prices may adversely affect our net revenue. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

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

Shipping and Distribution

Shipping and distribution expenses consist primarily of costs related to third-party freight for our products. We expect shipping and distribution expenses to increase in absolute dollars in the medium-to-long term, as we continue to scale our business.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Net revenue	$260,901	$214,280	$140,733
Cost of goods sold	178,002	139,752	97,856
Gross profit	82,899	74,528	42,877
Operating expenses:
Selling, general and administrative(1)	57,868	47,396	29,526
Shipping and distribution	24,979	14,904	10,001
Total operating expenses	82,847	62,300	39,527
Income from operations	52	12,228	3,350
Other income (expense), net:
Interest expense	(52)	(488)	(349)
Other income (expense), net	354	(86)	1,417
Total other income (expense), net	302	(574)	1,068
Net income before income taxes	354	11,654	4,418
(Benefit) provision for income taxes	(2,028)	2,770	1,106
Net income	2,382	8,884	3,312
Less: Net (loss) income attributable to noncontrolling interests	(47)	84	927
Net income attributable to Vital Farms, Inc. common stockholders	$2,429	$8,800	$2,385

(1)	Includes stock-based compensation expense of $4,440, $2,509, and $1,029 for the fiscal years 2021, 2020, and 2019, respectively.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods presented:

	Fiscal Year Ended
	December 26, 2021		December 27, 2020		December 29, 2019
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$260,901	100%	$214,280	100%	$140,733	100%
Cost of goods sold	178,002	68%	139,752	65%	97,856	70%
Gross profit	82,899	32%	74,528	35%	42,877	30%
Operating expenses:
Selling, general and administrative	57,868	22%	47,396	22%	29,526	21%
Shipping and distribution	24,979	10%	14,904	7%	10,001	7%
Total operating expenses	82,847	32%	62,300	29%	39,527	28%
Income from operations	52	0%	12,228	6%	3,350	2%
Other income (expense), net:
Interest expense	(52)	—	(488)	—	(349)	—
Other income (expense), net	354	—	(86)	0%	1,417	—
Total other income (expense), net	302	—	(574)	0%	1,068	—
Net income before income taxes	354	0%	11,654	5%	4,418	3%
(Benefit) provision for income taxes	(2,028)	(1)%	2,770	1%	1,106	1%
Net income	$2,382	1%	$8,884	4%	$3,312	2%

Fiscal Year Ended December 26, 2021 Compared to Fiscal Year Ended December 27, 2020

Net Revenue

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	$ Change	% Change
	(in thousands)
Net revenue	$260,901	$214,280	$46,621	22%

The increase in net revenue of $46.6 million, or 22%, was primarily driven by an increase in egg-related product sales of $43.8 million and an increase in butter-related product sales of $3.4 million. The increases in egg and butter-related sales were primarily due to volume increases to our distributors as well as new distributions to new and existing customers. Net revenue from sales through our retail channel was $256.5 million and $208.5 million for fiscal 2021 and 2020, respectively.

Gross Profit and Gross Margin

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	$ Change	% Change
	(in thousands)
Gross profit	$82,899	$74,528	$8,371	11%
Gross margin	32%	35%		(3)%

  The increase in gross profit of $8.4 million, or 11%, was driven by an increase in net revenue generated during the fiscal year ended December 26, 2021. The decrease in gross margin during the fiscal year ended December 26, 2021 as compared to the fiscal year ended December 27, 2020 was primarily driven by an increase in input costs across our shell business and higher cream prices impacting our butter business. Elevated transportation rates also increased our internal transfer expense. Promotional activity and slotting continued to normalize, further compressing margins.

Operating Expenses

Selling, General and Administrative

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	$ Change	% Change
	(in thousands)
Selling, general and administrative	$57,868	$47,396	$10,472	22%
Percentage of net revenue	22%	22%

Selling, general, and administrative expenses increased by $10.5 million in fiscal 2021, with such expenses accounting for 22% of net revenue. The dollar growth in selling, general and administrative expenses was primarily driven by:

•	an increase of $1.8 million in professional fees and commercial insurance costs due in part to our status as a public company;
•	an increase of $6.5 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations and public company status; and
•

an increase of $1.7 million in marketing programs and associated expenses and commission payments made to third parties that sell our products to customers, related to our continued investment in brand marketing and direct advertising

Shipping and Distribution

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	$ Change	% Change
	(in thousands)
Shipping and distribution	$24,979	$14,904	$10,075	68%
Percentage of net revenue	10%	7%

The increase in shipping and distribution expenses of $10.1 million, or 68%, was primarily driven by higher outbound freight rates that resulted in increased costs for our products and, to a lesser extent, higher sales volumes in 2021.

Other Income (Expense), Net

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	$ Change	% Change
	(in thousands)
Other income (expense), net	$354	$(86)	$440	512%
Percentage of net revenue	—	(0)%

The increase of $440,000 in other expense, net, or 512%, was primarily driven by losses on asset write-offs in the prior year that did not recur during the current fiscal year and interest income from available-for-sale debt securities that we originally purchased in October 2020.

(Benefit) Provision for Income Taxes

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	$ Change	% Change
	(in thousands)
(Benefit) provision for income taxes	$(2,028)	$2,770	$(4,798)	(173)%

The decrease of $(4.8) million, or (173)%, was primarily driven by the favorable tax impact of non-qualified stock option exercises and disqualifying dispositions of incentive stock options during 2021.

Net (Loss) Income Attributable to Noncontrolling Interests

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	$ Change	% Change
	(in thousands)
Net (loss) income attributable to noncontrolling interests	$(47)	$84	$(131)	(156)%

The decrease of $131,000 in net income attributable to noncontrolling interests, or (156)%, was primarily driven by the release of a bonus reserve in 2020 that was ultimately not paid out. This activity did not reoccur in 2021.

Fiscal Year Ended December 27, 2020 Compared to Fiscal Year Ended December 29, 2019

For the discussion of the financial condition and results of operations for the year ended December 27, 2020 compared to the year ended December 29, 2019, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2020, filed with the Securities and Exchange Commission on March 24, 2021.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019

Net income	$2,382	$8,884	$3,312
Depreciation and amortization	3,540	2,550	1,921
(Benefit) provision for income tax	(2,028)	2,770	1,106
Stock-based compensation expense	4,440	2,509	1,029
Interest expense	52	488	349
Change in fair value of contingent consideration (1)	44	(333)	70
Interest income	(381)	(97)	(181)
Net litigation settlement gain (2)	-	(20)	(1,200)
Adjusted EBITDA	$8,049	$16,751	$6,406

(1)	Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs.
(2)	For the year ended December 29, 2019, amount reflects a gain in connection with the settlement of the Ovabrite lawsuit.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $2.4 million for the year ended December 26, 2021 and retained earnings of $2.7 million as of December 26, 2021. We completed our IPO on August 4, 2020 resulting in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering.

Funding Requirements

We expect that our cash and cash equivalents, together with cash provided by our operating activities, and available borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. We further believe that we will be able to fund potential operating expenses and cash obligations beyond the next 12 months, through a combination of existing cash and cash equivalents, cash provided by our operating activities and available borrowing under our Credit Facility.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station. As of December 26, 2021, we expect to spend $25.8 million, including approximately $6.3 million yet to be spent, and we anticipate the expansion to be complete in mid-2022.

Credit Facility

We originally entered into our Credit Facility with PNC Bank, National Association, or PNC Bank, in October 2017. The Credit Facility initially included a $7.9 million term loan, a $15.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $3.0 million.

Subsequently, terms of the Credit Facility were modified at various times throughout fiscal 2018-2021 which (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, and (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the Credit Facility in April 2021 eliminated the term loan and equipment loan. The revolving line of credit matures in April 2024.

The maximum borrowing capacity under the revolving line of credit is $20.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrues at a rate, at our election at the time of borrowing, equal to (i) LIBOR plus 2.00% or (ii) 1.00% plus the alternate base rate. In April 2020, all then-outstanding amounts under the Revolving Line of Credit were repaid and the interest rate applicable to borrowings under the revolving line of credit was 4.5%.

The Credit Facility is secured by all of our assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires us to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations, the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on our consolidated balance sheet as of December 26, 2021 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default.

As of December 26, 2021, there was no outstanding balance under the Credit Facility. As of December 26, 2021, we were in compliance with all covenants under the Credit Facility. See “Long-Term Debt” in Note 10 to our consolidated financial statements included elsewhere in this Annual Report for additional details related to our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
	(in thousands)
Net cash provided by (used in) operating activities	$16,325	$11,702	$(5,352)
Net cash used in investing activities	(17,083)	(77,842)	(5,623)
Net cash provided by (used in) financing activities	2,180	94,410	434
Net increase (decrease) in cash and cash equivalents	$1,422	$28,270	$(10,541)

Operating Activities

In fiscal 2021, net cash provided by operating activities was $16.3 million and was primarily driven by net income of $2.4 million, total non-cash items of $5.7 million, and an increase in net working capital items of $8.2 million.  Non-cash items primarily consisted of depreciation and amortization of $3.5 million, non-cash stock-based compensation expense of $4.4 million and deferred income taxes of $(2.5) million.  The change in net working capital items was primarily due to a $6.8 million increase in accounts payable and a $1.4 million decrease in income taxes receivable, partially offset by a $0.4 million decrease in prepaid taxes and other current assets, a $6.1 million increase in accounts receivable and a $4.0 million increase in accrued liabilities. The reduction in prepaid expenses and other current assets were primarily due to a reduction in prepaid marketing campaign assets year over year. The increases in accounts payable were primarily due to an increase in amounts due to our partner farms combined with an increase in vendor payables in the normal course of business. The increases in accrued liabilities were primarily due to accrued capital expenditure costs and accrued promotions offset by decreases in accrued payroll.

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

Investing Activities

In fiscal 2021, net cash used in investing activities was $17.1 million resulting primarily from $52.0 million of purchases of available-for-sale securities and $16.7 million of purchases of property, plant and equipment used in ongoing operations, offset by $51.6 million of sales, maturities and redemptions of available-for-sale securities

In fiscal 2020, net cash used in investing activities was $77.8 million, resulting primarily from $68.4 million of purchases of available-for-sale securities and $18.3 million of purchases of property, plant and equipment used in ongoing operations, offset by $0.8 million received from repayment of notes receivable from related parties.

Financing Activities

In fiscal 2021, net cash provided by financing activities was $2.2 million which primarily consisted of net proceeds of $2.8 million from the exercise of stock options, partially offset by $0.5 million of repayments of our capital lease obligations.

In fiscal 2020, net cash provided by financing activities was $94.4 million, which primarily consisted of net proceeds of $99.7 million from the issuance of common stock from our IPO, $6.5 million from borrowings under the Credit Facility, $0.3 million from the exercise of warrants and proceeds of $0.2 million from the exercise of stock options, partially offset by $11.6 million of repayments under our Credit Facility, and $0.5 million of repayments of our capital lease obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 26, 2021:

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	More than 5 Years
	(in thousands)
Capital lease obligations	$327	$327	$—	$—	$—
Operating lease commitments	3,654	1,476	2,063	115	—
Facility Expansion	6,300	6,300	—	—	—
Total	$10,281	$8,103	$2,063	$115	$—

Capital Lease Commitments

As of December 26, 2021, the Company has one capital lease obligation. The monthly lease payments, which include base rent charges of approximately $41, will extend through the termination of the lease, which expires August 2022.

Operating Lease Commitments

As of December 26, 2021, the Company was leasing approximately 92,000 square feet of warehouse space in Springfield, Missouri for 10,000 rentable pallet spaces. The monthly lease payments, which include base rent charges of $79, are subject to periodic rent increases through September 2023.

As of December 26,2021, the Company was leasing approximately 9,100 square feet of office space and parking spaces in Austin, Texas. The lease expires in April 2026. The Company has the option to extend the lease agreement for successive periods up to five years. The monthly lease payments, which include base rent charges of $19, are subject to periodic rent increases through April 2026.

Facility Expansion

As of December 26, 2021, in connection lwith our expansion of Egg Central Station, we expect to spend $25.8 million, including approximately $6.3 million yet to be spent, and we anticipate the expansion to be complete in mid-2022.

Long-Term Supply Agreements

We purchase our egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent upon the quantity of eggs produced by the farms. As a result, these commitments have been excluded from the contractual obligations and commitments disclosed above. In addition, substantially all of the long-term supply contracts with farms contain components that meet the definition of embedded leases under ASC Topic 840, Leases. As total purchase commitments contained under these arrangements are variable, the amount attributable to the lease component are contingent rentals, and there are no minimum lease payments associated with these long-term supply contracts. See Note 18 to our consolidated financial statements included elsewhere in this Annual Report for additional details related to our long-term supply contracts with farms.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes thereto. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition and trade promotions, income taxes, and contingencies. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ materially from those estimates. The following is a summary of certain accounting estimates we consider critical. For further discussion about our accounting policies, see Note 2 to our consolidated financial statements appearing elsewhere in the Annual Report on Form 10-K.

Revenue Recognition and Trade Promotions

We recognize revenue for the sale of our product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon delivery to the customer based on terms of the sale. Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which include trade promotions as well as allowances such as coupons, discounts, rebates, spoils, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue, at the time of sale, based on the amount we expect to incur.

The transaction price contains estimates of known or expected variable consideration. We base these estimates on current performance and historical utilization or experience. We review and update these estimates regularly until the incentives or product returns are realized and the impact of any adjustments are recognized in the period the adjustments are identified.

We do not believe it is reasonably likely that there will be a material change in the estimates or assumptions used to recognize revenue. As noted above, estimates are made based on historical experience and other factors. Typically, programs that are offered have a short duration and historical differences between actual experience compared to estimated volumes, performance and redemptions have not been significant to the quarterly or annual financial statements. However, if the level of redemption rates, volumes or performance were to vary significantly from our estimates, we may be exposed to gains or losses that could be material. We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years.

Income Taxes

We determine our effective tax rate by estimating its permanent differences resulting from differing treatment of items for financial and income tax purposes. We are periodically audited by taxing authorities and considers any adjustments made as a result of the audits in computing our income tax expense. Any audit adjustments affecting permanent differences could have an impact on our effective tax rate.

Deferred income taxes relate primarily to depreciation expense and share-based compensation programs accounted for differently for financial and income tax purposes. Changes in tax laws and rates could materially affect recorded deferred tax assets and liabilities in the future. Valuation allowances are recorded when it is more likely than not that a tax benefit will not be realized for a deferred tax asset. Changes in projected future earnings could affect our recorded valuation allowances, if any, in the future.

We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due.  However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established or are required to pay amounts in excess of our recorded liability, our effective tax rate in a given financial statement period could be materially affected.

Contingencies

We recognize the costs of legal defense for the legal proceedings to which we are a party during the periods in which the costs are incurred. After considerable analysis of the facts and circumstances of each case, we determine the amount of reserves required, if any.

At this time, we have not accrued any reserves for any legal proceedings. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in our assumptions, the effectiveness of legal strategies, or other factors beyond our control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

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

Raw Materials Pricing Risk

The packaging materials used for our products include cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard. These raw materials are subject to price fluctuations that may create price risk. A hypothetical 10% increase or decrease in the weighted-average cost of these raw materials as of December 26, 2021 would have resulted in an increase or decrease to cost of sales for the year ended December 26, 2021 of approximately $2.1 million. We seek to mitigate the impact of raw materials cost increases by negotiating pricing agreements. We strive to offset the impact of raw materials cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Ingredient Risk

We source our eggs and cream for our products from our network of family farms. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for 98% of the laying hens in our network of family farms as of December 26, 2021, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Under the remainder of our contracts, we are directly responsible for purchasing feed. Either type of contract subjects us to risk of price fluctuations in feed ingredients, primarily consisting of corn and soy. The price we pay for cream is subject to butter commodity fluctuations. We do not attempt to hedge against fluctuations in the prices of these ingredients by using future, forward, option or other derivative instruments. A hypothetical 10% increase or decrease in the weighted-average cost of these ingredients across our product lines as of December 26, 2021 would have resulted in an increase or decrease to cost of sales for the year ended December 26, 2021 of approximately $4.9 million. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Inflation Risk

If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, results of operations and financial condition.

Interest Rate Risk

We are subject to interest rate risk in connection with our credit facility agreement with PNC Bank, National Association, or the Credit Facility. See the section titled “—Liquidity and Capital Resources—Credit Facility” above for additional details related to our Credit Facility. Based on the average interest rate on the instruments under the Credit Facility during the fiscal year ended December 26, 2021, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the fiscal year ended December 26, 2021.

Our interest-earning instruments also carry a degree of interest rate risk. As of December 26, 2021, we had cash and cash equivalents of $31.0 million and investments in available for sale securities of $68.6 million.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure.

Foreign Currency Exchange Risk

All of our sales are denominated in U.S. dollars, and therefore our net revenue is not currently subject to significant foreign currency risk. We purchase certain equipment from foreign countries, and the cost related to this equipment is denominated in the currency of the applicable country. Additionally, to the extent our sourcing strategy changes or we commence generating revenue outside of the United States that is denominated in currencies other than the U.S. dollar, our results of operations could be impacted by changes in exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. A hypothetical 10% change in the relative value of the U.S. dollar to other currencies would not have had a material effect on our results of operations for the fiscal year ended December 26, 2021.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Vital Farms, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vital Farms, Inc. and subsidiaries (the Company) as of December 26, 2021 and December 27, 2020, the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity and cash flows for each of the years in the three-year period ended December 26, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2021 and December 27, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 26, 2021, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Austin, Texas
March 10, 2022

VITAL FARMS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 26, 2021	December 27, 2020
Assets
Current assets:
Cash and cash equivalents	$30,966	$29,544
Investment securities available-for-sale	68,621	68,357
Accounts receivable, net	26,938	20,934
Inventories	10,945	12,902
Income taxes receivable	199	1,554
Prepaid expenses and other current assets	3,539	3,965
Total current assets	141,208	137,256
Property, plant and equipment, net	44,608	30,118
Goodwill	3,858	3,858
Deferred tax asset, net	79	—
Deposits and other assets	189	142
Total assets	$189,942	$171,374
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,520	$15,489
Accrued liabilities	15,124	9,845
Lease obligation, current	327	471
Contingent consideration, current	19	109
Total current liabilities	37,990	25,914
Lease obligation, net of current portion	-	327
Contingent consideration, non-current	—	18
Deferred tax liabilities, net	—	2,537
Other liability, non-current	192	192
Total liabilities	38,182	28,988
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	175	175
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of December 26, 2021 and December 27, 2020; 40,493,969 and 39,444,040 shares issued as of December 26, 2021 and December 27, 2020, respectively; 40,493,969 and 39,440,040 shares outstanding as of December 26, 2021 and December 27, 2020, respectively	5	5
Treasury stock, at cost, zero and 5,494,918 common shares as of December 26, 2021 and December 27, 2020, respectively	—	(16,276)
Additional paid-in capital	149,000	144,311
Retained earnings	2,746	14,039
Accumulated other comprehensive loss	(281)	(31)
Total stockholders’ equity attributable to Vital Farms, Inc. stockholders	151,470	142,048
Noncontrolling interests	115	163
Total stockholders’ equity	$151,585	$142,211
Total liabilities, redeemable noncontrolling interest, redeemable convertible preferred stock and stockholders’ equity	$189,942	$171,374

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Net revenue	$260,901	$214,280	$140,733
Cost of goods sold	178,002	139,752	97,856
Gross profit	82,899	74,528	42,877
Operating expenses:
Selling, general and administrative	57,868	47,396	29,526
Shipping and distribution	24,979	14,904	10,001
Total operating expenses	82,847	62,300	39,527
Income from operations	52	12,228	3,350
Other income (expense), net:
Interest expense	(52)	(488)	(349)
Other income (expense), net	354	(86)	1,417
Total other income (expense), net	302	(574)	1,068
Net income before income taxes	354	11,654	4,418
(Benefit) provision for income taxes	(2,028)	2,770	1,106
Net income	2,382	8,884	3,312
Less: Net (loss) income attributable to noncontrolling interests	(47)	84	927
Net income attributable to Vital Farms, Inc. common stockholders	$2,429	$8,800	$2,385
Net income per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.06	$0.31	$0.09
Diluted:	$0.06	$0.27	$0.07
Weighted average common shares outstanding:
Basic:	40,027,278	28,667,264	25,897,223
Diluted:	43,321,733	32,914,653	36,071,015

See accompanying notes to the consolidated financial statements

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Net income	$2,382	$8,884	$3,312
Other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of deferred tax benefit of $80 and $10 for the years ended December 26, 2021 and December 27, 2020, respectively	(250)	(31)	—
Total comprehensive income	$2,132	$8,853	$3,312

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’ Equity Attributable to Vital Farms, Inc.	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Stockholders’	Interests	Equity
Balances at December 30, 2018	8,192,876	$23,036	$175	28,461,978	$3	(2,642,148)	$(1,987)	$4,245	$2,854	$—	$5,115	$(848)	$4,267
Issuance of common stock, net of issuance costs of $903	—	—	—	2,815,012	—	—	—	14,097	—	—	14,097	—	14,097
Exercise of stock options	—	—	—	152,908	—	—	—	222	—	—	222	—	222
Repurchase of common stock	—	—	—	—	—	(2,852,770)	(14,289)	—	—	—	(14,289)	—	(14,289)
Stock-based compensation expense	—	—	—	—	—	—	—	1,029	—	—	1,029	—	1,029
Net income attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	—	927	927
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	2,385	—	2,385	—	2,385
Balances at December 29, 2019	8,192,876	$23,036	$175	31,429,898	$3	(5,494,918)	$(16,276)	$19,593	$5,239	$—	$8,559	$79	$8,638
Issuance of common stock pursuant to initial public offering, net of issuance costs of 12,215	—	—	—	5,040,323	1	—	—	98,670	—	—	98,671	—	98,671
Issuance of common stock upon conversion of preferred stock	(8,192,876)	(23,036)	—	8,192,876	1	—	—	23,035	—	—	23,036	—	23,036
Exercise of stock options	—	—	—	75,964	—	—	—	221	—	—	221	—	221
Exercise of warrant	—	—	—	196,800	—	—	—	283	—	—	283	—	283
Vested restricted stock	—	—	—	3,097	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	2,509	—	—	2,509	—	2,509
Net income attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—		83	83
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(31)	(31)	—	(31)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	8,800	—	8,800	—	8,800
Balances at December 27, 2020	—	$—	$175	44,938,958	$5	(5,494,918)	$(16,276)	$144,311	$14,039	$(31)	$142,048	$162	$142,210
Exercise of stock options	—	—	—	1,034,929	—	—	—	2,803	—	—	2,803	—	2,803
Vesting of restricted stock	—	—	—	15,000	—	—	—	—	—	—	0	—	0
Stock-based compensation expense	—	—	—	—	—	—	—	4,440	—	—	4,440	—	4,440
Net loss attributable to non-controlling interests - stockholders	—	—	—	—	—	—	—	—	—	—	0	(47)	(47)
Retirement of treasury stock	—	—	—	(5,494,918)	—	5,494,918	16,276	(2,554)	(13,722)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(250)	(250)	—	(250)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	—	—	2,429	—	2,429	—	2,429
Balances at December 26, 2021	—	$—	$175	40,493,969	$5	—	$—	$149,000	$2,746	$(281)	$151,470	$115	$151,585

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Cash flows provided by operating activities:
Net income	$2,382	$8,884	$3,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,540	2,550	1,921
Amortization of debt issuance costs	—	68	9
Bad debt expense (recovery)	73	(108)	304
Inventory provisions	224	16	189
Change in fair value of contingent consideration	44	(333)	70
Stock-based compensation expense	4,440	2,509	1,029
Loss on write-off of construction in progress	173	259	—
Deferred taxes	(2,536)	1,782	52
Non-cash interest income	(229)	(33)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,078)	(4,718)	(6,182)
Inventories	1,733	29	(9,270)
Income taxes receivable	1,354	61	(1,563)
Prepaid expenses and other current assets	426	(2,255)	(582)
Deposits and other assets	(46)	11	93
Accounts payable	6,796	1,807	3,192
Accrued liabilities and other liabilities	4,029	1,173	2,074
Net cash provided by (used in) operating activities	$16,325	$11,702	$(5,352)
Cash flows used in investing activities:
Purchases of property, plant and equipment	(16,711)	(10,300)	(4,799)
Purchases of available-for-sale debt securities	(52,017)	(68,388)	—
Sales, maturities, and call redemptions of available-for-sale debt securities	51,645	—	—
Proceeds from the sale of property, plant and equipment	—	—	7
Notes receivable provided to related parties	—	—	(4,031)
Repayment of notes receivable provided to related parties	—	846	3,200
Net cash used in investing activities	$(17,083)	$(77,842)	$(5,623)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	—	99,671	—
Proceeds from borrowings under term loan	—	5,000	—
Proceeds from borrowings under equipment loan	—	1,461	587
Proceeds from Paycheck Protection Program loan	—	2,593	—
Proceeds from issuance of redeemable noncontrolling interest	—	—	14,097
Proceeds from borrowing under revolving line of credit	—	—	1,325
Repayment of revolving line of credit	—	(1,325)	—
Repayment of equipment loan	—	(2,015)	—
Repayment of term loan	—	(8,245)	(671)
Repayment of Paycheck Protection Program loan	—	(2,593)	—
Repurchase of common stock	—	—	(14,289)
Payment of contingent consideration	(152)	(192)	(409)
Principal payments under finance lease obligation	(471)	(449)	(428)
Proceeds from exercise of stock options	2,803	221	222
Proceeds from exercise of warrant	—	283	—
Net cash provided by (used in) financing activities	$2,180	$94,410	$434
Net increase in cash and cash equivalents	$1,422	$28,270	$(10,541)
Cash and cash equivalents at beginning of the period	29,544	1,274	11,815
Cash and cash equivalents at end of the period	$30,966	$29,544	$1,274
Supplemental disclosure of cash flow information:
Cash paid for interest	$43	$414	$340
Cash paid for income taxes	$102	$2,214	$2,256
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$1,493	$167	$928
Deferred offering costs in accounts payable and accrued liabilities	$-	$-	$1,001

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (“Vital Farms” or “the Company”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. Vital Farms packages, markets and distributes shell eggs, butter and other products. These products are sold under the trade names Vital Farms, Alfresco Farms, Lucky Ladies and RedHill Farms, primarily to retail and foodservice channels in the United States.

Vital Farms of Missouri, LLC, Backyard Eggs, LLC, Barn Door Farms, LLC, Sagebrush Foodservice, LLC and Vital Farms, LLC re all wholly owned subsidiaries of Vital Farms. All significant intercompany transactions and balances have been eliminated in the audited consolidated financial statements.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. Therefore, the financial results of certain 53-week years will not be exactly comparable to the prior and subsequent 52-week years. The years ended December 26, 2021, December 27, 2020, and December 29, 2019 all contain operating results for 52 weeks.

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

Initial Public Offering: In August 2020, the Company completed its initial public offering (“IPO”) of 10,699,573 shares of common stock at an offering price of $22.00 per share.  The Company offered 5,040,323 shares of common stock and the selling stockholders offered an additional 5,659,250 shares of common stock, including the underwriter’s option to purchase up to an additional 1,395,596 shares of common stock from the selling stockholders. The Company received gross proceeds of approximately $110,887 before deducting underwriting discounts, commissions and offering related transaction costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders.  Upon the closing of the IPO in August 2020, all of the then-outstanding shares of preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. The consolidated financial statements as of December 26, 2021, including share and per share amounts, include the effects of the IPO.

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

Concentrations of Credit Risk and Significant Customers: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivable. The Company maintains deposits with large financial institutions that the Company believes are of high credit quality. At times the Company’s cash and cash equivalents balances with individual banking institutions are in excess of federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents balances.

As of December 26, 2021 and December 27, 2020, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net. During fiscal years 2021, 2020, and 2019 the Company also had customers that individually exceeded 10% or more of the Company’s net revenue. Significant customer information is presented below as follows:

	Net Revenue Year Ended December 26, 2021	Net Revenue Year Ended December 27, 2020	Net Revenue Year Ended December 29, 2019	Accounts Receivable, Net As Of December 26, 2021	Accounts Receivable, Net As Of December 27, 2020
Customer A	18%	15%	35%	19%	*
Customer B	14%	18%	*	*	20%
Customer C	10%	12%	11%	*	*
Customer D	12%	13%	14%	13%	15%

*Revenue and/or accounts receivable was less than 10%.

The increase in net revenue for Customer A for fiscal 2021 is due a net shift in the Company’s distribution channels from Customer B to Customer A during the year ended December 26, 2021. Net revenue for Customers C and D increased from 2020 to 2021; however, growth from other existing customers and new customers resulted in net revenue from Customers C and D comprising a lower percentage of total net revenue.

Cash and Cash Equivalents: The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. As of December 26, 2021, cash and cash equivalents consisted of cash on deposit with balances denominated in U.S. dollars and investments in money market funds.

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

The amortized cost of debt securities is adjusted for premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method. Realized gains and losses on the sale of debt securities and declines in value due to credit-related factors are recorded in other income. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

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

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to the short-term nature of these assets and liabilities.

Accounts Receivable: Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. The Company establishes an allowance for doubtful accounts as losses are estimated to have occurred through a provision for bad debts charged to earnings. Losses are charged against the allowance when management believes the receivable is no longer collectible. These losses have been immaterial to date. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and is based on the credit risk of specific customers, past collection history, and management’s evaluation of accounts receivable. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. As of December 26, 2021 and December 27, 2020, the Company recorded an allowance for doubtful accounts of $269 and $196 in the accompanying consolidated balance sheets.

Inventories: Inventories are stated at the lower of cost (determined under the first-in, first-out method) or net realizable value. Inventory includes eggs and egg related products, butter and butter related products, packaging, feed, laying hens, pullets, merchandise and equipment parts. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded in cost of goods sold with the offset to inventory. Any inventory that does not meet the quality control standards of the Company is separated and written down to its net realizable value.

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

When assets are sold or retired, the cost and related accumulated depreciation or amortization of assets disposed of are removed from the accounts, with any resulting gain or loss recorded in other income (expense), net in the consolidated statements of operations. Costs of repairs and maintenance are expensed as incurred.

Goodwill: Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually on the first day of the fourth fiscal quarter or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s goodwill impairment test is performed at the enterprise level given the single reporting unit.

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

Impairment of Long-Lived Assets: The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects and the effects of obsolescence, demand, competition and other economic factors. The Company did not recognize an impairment loss during the years ended December 26, 2021, December 27, 2020, and December 29, 2019.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 26, 2021 and December 27, 2020 the Company had no accrued interest or penalties related to uncertain tax positions.

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

Revenue Recognition: The Company generates revenue primarily through sales of products to its customers, which include natural channel retailers, mainstream channel retailers and foodservice partners. The Company sells its products to customers on a purchase-order basis.

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

Shipping and Distribution: The Company’s shipping and distribution costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment. Shipping and distribution costs were $24,979, $14,904, and $10,001 during the years ended December 26,2021, December 27, 2020 and December 29, 2019, respectively. Freight-in costs are included within Cost of Goods Sold and were $7,623, $5,126, and $3,012 during the years ended December 26, 2021, December 27, 2020 and December 29, 2019, respectively.

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

Advertising and Promotion Expenses: Advertising and promotion expenses consist primarily of production costs and the costs to communicate the advertisements to promote and market the Company’s products.  Production costs such as idea development, artwork, audio and video crews and other up-front development costs are expensed the first time the associated advertising campaign is launched or aired.  The costs to communicate the advertisements such as airtime and distribution costs are expensed as incurred.  During the years ended December 26, 2021, December 27, 2020, and December 29, 2019, the Company incurred advertising and promotion expenses of approximately $11,469, $9,815, and $10,320, respectively.

Emerging Growth Company Status: The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. The Company elected to use the extended transition period for complying with the adoption of new or revised accounting standards, and, as a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

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

Recently Issued Accounting Pronouncements Not Yet Adopted: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and also issued subsequent amendments to the initial guidance, ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10, ASU 2020-02, and ASU 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. An entity may adopt the guidance either (1) retrospectively to each prior reporting period presented in the financial statements with a cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company expects to adopt Topic 842 retrospectively at the beginning of the period of adoption, December 27, 2021, through a cumulative-effect adjustment, and will not apply the new standard to comparative periods presented. The new standard provides a number of practical expedients. Upon adoption, the Company expects to elect all of the practical expedients available. The Company is currently evaluating the impact of its pending adoption of Topic 842 on its consolidated financial statements. It is anticipated that the primary impact of the adoption of Topic 842 will be the recording of a right-of-use asset and related lease liability of approximately $4.0 million on the Company’s consolidated balance sheet.

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

3. Fair Value

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Value Measurements as of December 26, 2021, Using:
	Level 1	Level 2	Level 3	Total
Assets:
US Corporate Bonds and US Denominated Foreign Bonds	$—	$64,452	$—	$64,452
Commercial Paper	—	2,999	—	2,999
Money Market	20,101	—	—	20,101
US Treasury	—	1,170	—	1,170
Total assets measured at fair value	$20,101	$68,621	$—	$88,722

	Fair Value Measurements as of December 27, 2020, Using:
	Level 1	Level 2	Level 3	Total
Assets:
US Corporate Bonds and US Denominated Foreign Bonds	$—	$58,630	$—	$58,630
Commercial Paper	—	6,697	—	6,697
Money Market	25,469	—	—	25,469
US Treasury	—	3,030	—	3,030
Total assets measured at fair value	$25,469	$68,357	$—	$93,826

The following tables presents information about the Company’s financial liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 26, 2021, Using:
Liabilities:	Level 1	Level 2	Level 3	Total
Contingent consideration, current	$—	$—	$19	$19
Contingent consideration, non-current	—	—	-	-
Total liabilities measured at fair value	$—	$—	$19	$19

	Fair Value Measurements as of December 27, 2020, Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration, current	$—	$—	$109	$109
Contingent consideration, non-current	—	—	18	18
Total liabilities measured at fair value	$—	$—	$127	$127

During the years ended December 26, 2021 and December 27, 2020, there were no transfers between fair value measurement levels.

During the years ended December 26, 2021 and December 27, 2020, the Company recognized unrealized losses and (gains) associated with the fair value of contingent consideration of $44 and $(333), respectively.

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration:

Unobservable Input	December 26, 2021	December 27, 2020
Estimated dozens of eggs to be supplied	275,250	1,885,660
Royalty rate per dozen eggs	$0.07	$0.07
Estimated future royalty expense	$19	$132
Discount interval (in years)	0.5	1.4

4. Investment Securities

The following table summarizes the Company’s investment securities as of December 26, 2021:

	Amortized Cost	Unrealized Losses	Fair Value
US Corporate Bonds and US Dollar Denominated Foreign Bonds	$64,816	$(364)	$64,452
Commercial Paper	2,999	—	2,999
US Treasury	1,177	(7)	1,170
Total	$68,992	$(371)	$68,621

The following table summarizes the Company’s investment securities as of December 27, 2020:

	Amortized Cost	Unrealized Losses	Fair Value
US Corporate Bonds and US Dollar Denominated Foreign Bonds	$58,671	$(41)	$58,630
Commercial Paper	6,697	—	6,697
US Treasury	3,030	—	3,030
Total	$68,398	$(41)	$68,357

Available-for-sale securities

In October 2020, the Company purchased available-for-sale debt securities of approximately $68,336. During the year ended December 26, 2021 there were purchases of $51,688, sales and maturities of $40,874 with realized losses of $1, and call redemptions of $10,752 with realized losses of $54.

The securities incurred unrealized losses of $330 and related tax benefit of $80 for the year ended December 26, 2021.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of investment securities as of December 26, 2021 are as follows:

	Amortized Cost	Fair Value
Due within one year	$25,656	$25,638
Due in 1-5 years	43,336	42,983
Total available-for-sale	$68,992	$68,621

5. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Net Revenue:
Eggs and egg related products	$239,967	$196,695	$128,579
Butter and butter related products	20,934	17,585	12,154
Net Revenue	$260,901	$214,280	$140,733

Net revenue is primarily generated from the sale of eggs and butter. Historically, the Company’s product offering was comprised of shell eggs, hard-boiled eggs, liquid whole eggs and butter.  In August 2021, the Company added spreadable tub butter and egg-based breakfast bars to its product offering.

The fiscal year ended December 27, 2020 includes revenue totaling $624 resulting from the reduction of a sales promotion incentive settled in Q2 2020 that related to a prior year’s gross sales.

6. Accounts Receivable

Accounts receivable, net was $26,938 and $20,934 as of December 26, 2021 and December 27, 2020, respectively.

As of December 26, 2021 and December 27, 2020, the Company recorded an allowance for doubtful accounts of $269 and $196, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 29, 2019	$(304)
Provisions Charged to Operating Results	(217)
Account Write-off and Recoveries	325
As of December 27, 2020	$(196)
Provisions Charged to Operating Results	(184)
Account Write-off and Recoveries	111
As of December 26, 2021	$(269)

7. Inventories

Inventory consisted of the following as of the periods presented:

	December 26, 2021	December 27, 2020
Eggs and egg related products	$5,422	$6,407
Butter and butter related products	2,359	3,347
Packaging	2,166	1,997
Other	998	1,151
	$10,945	$12,902

During the years ended December 26, 2021, December 27, 2020, and December 29, 2019, laying-hen costs amortized to cost of goods sold were approximately $232, $375, and $484, respectively.  On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirement to determine whether charges for excess or obsolete inventory reserves are required.

8. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	December 26, 2021	December 27, 2020
Land	$525	$525
Buildings and improvements	14,214	14,297
Vehicles	695	551
Machinery and equipment	15,523	12,473
Leasehold improvements	830	973
Furniture and fixtures	503	447
Construction in progress	21,164	6,654
	53,454	35,920
Less: Accumulated depreciation and amortization	(8,846)	(5,802)
Property, plant and equipment, net	$44,608	$30,118

During the years ended December 26, 2021, December 27, 2020, and December 29, 2019, depreciation and amortization of property, plant and equipment was approximately $3,540, $2,550, and $1,921, respectively.

As of December 26, 2021 and December 27, 2020, machinery and equipment that was leased under capital leases and included in property, plant and equipment, net in the consolidated balance sheets was approximately $876 and $1,193, respectively.

9. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	December 26, 2021	December 27, 2020
Accrued promotions and expired product credits	$3,599	$2,724
Accrued employee related costs	3,039	3,718
Accrued offering costs	—	123
Accrued distribution fees and freight	3,875	436
Accrued accounting and legal fees	344	238
Accrued marketing and commissions	769	739
Accrued purchases of inventory	1,197	1,088
Property, plant and equipment	1,258	502
Other	1,043	277
Accrued liabilities	$15,124	$9,845

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

Subsequently, the terms of the Credit Facility were modified at various times throughout fiscal 2018-2021 which (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, and (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the Credit Facility in April 2021 eliminated the Term Loan and Equipment Loan. The Revolving Line of Credit matures in April 2024.

The maximum borrowing capacity under the Revolving Line of Credit is $20,000.  Interest on borrowings under the Revolving Line of Credit, as well as loan advances thereunder, accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) LIBOR plus 2.00% or (ii) 1.00% plus the alternate base rate. As of December 26, 2021, there were no outstanding amounts under the Revolving Line of Credit.

The Credit Facility is secured by all of the Company’s assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires the Company to comply with three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations and the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of December 26, 2021 are restricted in use. Vital Farms’ wholly owned subsidiaries are non-operating and do not hold any assets or liabilities; therefore, these subsidiaries have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. The Credit Facility also contains other customary covenants, representations and events of default. As of December 26, 2021, the Company was in compliance with all covenants under the Credit Facility.

Debt issuance costs associated with the Credit Facility are reflected as a reduction of the carrying value of long-term debt on the Company’s consolidated balance sheets and are being amortized to interest expense over the term of the Credit Facility using the effective interest method. During the years ended December 26, 2021, December 27, 2020, and December 29, 2019, the Company recognized interest expense of $52, $488, and $349 respectively, which includes amortization of debt issuance costs of $0, $68, and $9, respectively.

As of December 26, 2021, future principal payments for capital lease payments are $327 for the fiscal year ending December 25, 2022, due to the August 2022 expiration of the capital lease.

Amounts outstanding under the Company’s Revolving Line of Credit as of December 27, 2020 have been presented as current obligations under current portion of long-term debt in the Company’s consolidated balance sheets due to the Company’s ability and intent to repay the amounts within the next twelve months.

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

As of December 26, 2021, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares, par value $0.0001 per share, of preferred stock, in one or more series and with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors (collectively, the “Preferred Stock”). As of December 26, 2021, there were no shares of Preferred Stock issued or outstanding.

12. Common Stock and Common Stock Warrant

Common Stock: As of December 26, 2021, Vital Farms’ amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 40,493,969 shares were issued and outstanding.

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

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of Preferred Stock, if any. Each share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of Preferred Stock, if any. No cash dividends had been declared or paid during the periods presented.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 26, 2021	December 27, 2020
Options to purchase common stock	4,927,033	5,815,684
Restricted stock units	107,867	45,000
Shares available for grant under the 2020 Equity Incentive Plan and 2020 Employee Stock Purchase Plan	9,993,187	7,615,143
Total	15,028,087	13,475,827

Common Stock Warrant: In June 2015, the Company issued a warrant to the guarantor of a line of credit agreement that was entered into in 2015.  During 2017 the line of credit matured and was repaid in full. The guarantor was also the Company’s Chief Executive Officer. The warrant provided for the purchase of a total of 196,800 shares of Vital Farms common stock at an exercise price of $1.43 per share. The warrant was scheduled to expire on the earlier of June 12, 2020 or the completion of the IPO. At the time of issuance, the Company classified the warrant as equity in its consolidated balance sheets. On June 9, 2020, the guarantor exercised the warrant to purchase 196,800 shares of Vital Farms’ common stock resulting in net proceeds of approximately $282.

Treasury Stock: In August 2021, the Company retired an aggregate of 5,494,918 shares of its common stock held in treasury. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

13. Stock-Based Compensation

As of December 26, 2021, 9,993,187 shares were available for future grants of the Company’s common stock pursuant to the Vital Farms, Inc. 2020 Equity Incentive Plan (“2020 Incentive Plan”) and the 2020 Employee Share Purchase Plan (“2020 ESPP”).

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted the Vital Farms, Inc. 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. On January 1, 2022, 1,619,758 shares of common stock were added to the available reserve pursuant to this provision.

We estimate the fair value of stock options on the date of grant using a Black-Scholes option-pricing valuation model, which uses the expected option term, stock price volatility, and the risk-free interest rate. The expected option term assumption reflects the period for which we believe the option will remain outstanding. We elected to use the simplified method to determine the expected option term, for all periods presented, which is the average of the option’s vesting and contractual term. Our computation of expected volatility is based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the option. The risk-free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant.

The following assumptions were utilized to calculate the fair value of stock options granted during the fiscal periods indicated:

	December 26, 2021	December 27, 2020	December 29, 2019
Expected term (in years)	6.0 - 6.5	5.2 - 6.5	5.4 - 6.5
Expected stock price volatility	28.5% - 29.4%	29.1% - 42.9%	39.5% - 47.0%
Risk-free interest rate	0.57% - 1.36%	0.34% - 0.49%	1.4% - 2.38%
Expected dividend yield	0%	0%	0%
Weighted average fair value at grant date	$7.31	$6.83	$2.31

The following table summarizes the Company’s stock option activity since December 27, 2020:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 27, 2020	5,815,684	$6.87	6.7	$112,762
Granted	565,593	$24.05
Exercised	(1,034,929)	$2.68		$20,343
Cancelled	(419,315)	$12.17
Outstanding as of December 26, 2021	4,927,033	$9.25	6.5	$48,222
Options exercisable as of December 26, 2021	2,572,316	$4.70	5.1	$33,605
Options vested and expected to vest as of December 26, 2021	4,918,003	$9.26	6.5	$48,099

The following table summarizes the Company’s stock option activity since December 29, 2019:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 29, 2019	5,413,064	$3.73	7.3	$60,059
Granted	985,519	$22.98
Exercised	(66,062)	$2.85		$1,022
Cancelled	(516,837)	$3.76
Outstanding as of December 27, 2020	5,815,684	$6.87	6.7	$112,762
Options exercisable as of December 27, 2020	2,751,727	$2.59	4.7	$63,061
Options vested and expected to vest as of December 27, 2020	5,815,684	$6.87	6.7	$112,762

The fair value of shares vested during the fiscal year ended December 26, 2021 and December 27, 2020 was $2,694 and $3,320, respectively.

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

The following table summarizes the Company’s restricted stock unit activity since December 29, 2019:

	Number of RSUs	Weighted- Average Fair Price
Unvested as of December 29, 2019	—	$—
Granted	48,097	$37.63
Vested	(3,097)	$37.97
Forfeited	—	$—
Unvested as of December 27, 2020	45,000	$37.61
Granted	80,324	$23.71
Vested	(15,000)	$37.61
Forfeited	(2,457)	$25.78
Unvested as of December 26, 2021	107,867	$27.53

During the years ended December 26, 2021, December 27, 2020, and December 29, 2019, the Company recognized total stock-based compensation expense of $4,440, $2,509, and $1,029, respectively. The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

As of December 26, 2021, total unrecognized stock-based compensation expense related to unvested stock options and unreleased restricted stock units was $11,006, which is expected to be recognized over a weighted-average period of 2.6 years.

Employee Stock Purchase Plan: In July 2020, the board of directors adopted the Vital Farms Inc. 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Vital Farms board of directors. On January 1, 2022, 404,939 shares of common stock were added to the available reserve pursuant to this provision. The Company’s board of directors may periodically grant or provide for the grant to eligible employees the ability to purchase common stock under the 2020 ESPP during a specific offering period. In November 2021, the Compensation Committee of the Board of Directors approved an initial offering of common stock under the 2020 ESPP to eligible employees, which commenced March 1, 2022.

14. Income Taxes

For the years ended December 26, 2021, December 27, 2020, and December 29, 2019 the provision for income taxes consisted of the following:

	December 26, 2021	December 27, 2020	December 29, 2019
Current:
Federal	$225	$587	$867
State	282	412	187
Deferred:
Federal	(2,164)	1,677	(88)
State	(371)	94	140
(Benefit) provision for income taxes	$(2,028)	$2,770	$1,106

The Company’s income before income taxes is entirely derived from domestic sources for all periods presented. The reconciliation of the federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	December 26, 2021	December 27, 2020	December 29, 2019
Provision at statutory rate of 21%	$74	$2,446	$929
State income taxes	(416)	300	258
Stock-based compensation	(2,846)	373	-
Non-deductible costs	12	211	604
Charitable deduction	(88)	(206)	(629)
Change in deferred tax asset valuation allowance	774	(138)	23
Other, net	462	(216)	(79)
(Benefit) provision for income taxes	$(2,028)	$2,770	$1,106

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities at December 26, 2021 and December 27, 2020 were comprised of the following:

	December 26, 2021	December 27, 2020
Deferred tax assets:
Accrued expenses	$1,383	$1,144
Allowances and other reserves	212	80
Inventory	387	368
Net operating loss carryforwards	2,220	27
Charitable contributions	774	322
Stock-based compensation	460	205
Other	90	11
Total deferred tax assets	5,526	2,157
Less: Valuation allowance	(774)	-
Net deferred tax assets	$4,752	$2,157
Deferred tax liabilities:
Prepaid expenses	$784	$906
Property and equipment	3,610	3,497
Intangibles	279	291
Total deferred tax liabilities	4,673	4,694
Net deferred tax assets or liabilities	$79	$2,537

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered, including the Company’s current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carry back and carry forward periods and tax planning strategies that might be implemented. Management considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The net change in the total valuation allowance for the year ended December 26, 2021 was an increase of approximately $774.

The activity in the Company’s deferred tax asset valuation allowance for the years ended December 26, 2021 and December 27, 2020 was as follows:

	December 26, 2021	December 27, 2020
Valuation allowance as of beginning of year	$-	$138
Increases recorded to income tax provision	774	—
Decreases recorded as benefit to income tax provision	-	(138)
Valuation allowance as of end of year	$774	$-

As of December 26, 2021, the Company had unrecognized tax benefits, which represent the aggregate tax effect of the differences between tax return positions and the benefits recognized in the Company’s financial statements. At December 26, 2021, all of the unrecognized tax benefits, if recognized, would affect the Company’s annual effective tax rate. The unrecognized tax benefits are long-term in nature and we do not anticipate the balance of the unrecognized tax benefits to change in the next twelve months.

The following table reflects changes in gross unrecognized tax benefits:

	December 26, 2021	December 27, 2020
Gross tax contingencies as of beginning of year	$219	$272
Increase in gross tax contingencies	-	219
Decrease in gross tax contingencies	-	(272)
Gross tax contingencies as of end of year	$219	$219

As of December 26, 2021, the Company had federal net operating loss carryforwards of $9.1 million which can be carried forward indefinitely.  The Company also had state net operating loss carryforwards of $3.9 million which begin to expire in 2022.

The Company files a U.S. federal income tax return, as well as income tax returns in various states.  Tax years 2018 through 2020 remain open to examination by the tax jurisdictions to which the Company is subject, with certain state taxing jurisdictions being open back to 2017.

15. Net Income Per Share

Basic and diluted net income per share attributable to the Company’s common stockholders were calculated as follows:

	Fiscal Year Ended
	December 26, 2021	December 27, 2020	December 29, 2019
Numerator:
Net income	$2,382	$8,884	$3,312
Less: Net (loss) income attributable to noncontrolling interests	(47)	84	927
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$2,429	$8,800	$2,385
Denominator:
Weighted average common shares outstanding — basic	40,027,278	28,667,264	25,897,223
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	3,290,615	4,142,947	1,826,084
Effect of potentially dilutive common stock warrants	—	82,993	154,832
Effect of potentially dilutive restricted stock units	3,840	21,449	—
Effect of potentially dilutive redeemable convertible preferred stock	—	—	8,192,876
Weighted average common shares outstanding — diluted	43,321,733	32,914,653	36,071,015
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.06	$0.31	$0.09
Diluted	$0.06	$0.27	$0.07

For the years ended December 26, 2021 and December 27, 2020, options to purchase 23,744 shares of common stock and 826,883 shares of common stock, respectively, were excluded from the computation of diluted net income per share attributable to the Company’s common stockholders because including them would have been antidilutive.

16. Commitments and Contingencies

Operating Leases: As of December 26, 2021, the Company was leasing approximately 9,100 square feet of office space and parking spaces in Austin, Texas. The lease expires in April 2026. The Company has the option to extend the lease agreement for successive periods of up to five years. The monthly lease payments, which include base rent charges of $19, are subject to periodic rent increases through April 2026.

As of December 27, 2020, the Company was leasing warehouse space in Webb City, Missouri for 5,000 rentable pallet spaces. The monthly lease payments include base rent charges of $55. In October 2020, the lease was amended to terminate the agreement effective December 31, 2020.

As of December 26, 2021, the Company was leasing approximately 92,000 square feet of warehouse space in Springfield, Missouri for 10,000 rentable pallet spaces under an operating lease expiring in September 2023. The monthly lease payments, which include base rent charges of $79, are subject to periodic rent increases through September 2023.

The Company recognizes rent expense on a straight-line basis over the respective lease period and has recorded deferred rent for rent expense incurred but not yet paid. During the years ended December 26, 2021, December 27, 2020, and December 29, 2019, the Company recognized rent expense, including associated common area maintenance charges, of $583, $444, and $358, respectively.

As of December 26, 2021, future minimum lease payments under noncancelable operating leases are as follows:

2022	$1,476
2023	1,254
2024	471
2025	338
Thereafter	115
Total	$3,654

Supplier Contracts: The Company purchases its egg inventories under supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent upon the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts. In addition, substantially all the Company’s supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 840, Leases. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. As total purchase commitments contained in these arrangements are variable, the amounts attributable to the lease components are contingent rentals; there are no minimum lease payments associated with these supply contracts. As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase costs of eggs, which includes costs associated with the eggs and the corresponding costs of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers. During the years ended December 26, 2021, December 27, 2020, and December 29, 2019, the Company recognized total costs associated with its supply contracts with farms of $108,707, $84,537, and $54,380, respectively.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 26, 2021, the Company has not incurred any material costs as a result of such indemnifications.

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

Ovabrite: Ovabrite is a related party because its founders are stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairman and member of the Company’s board of directors. Since Ovabrite’s incorporation in November 2016, the Company is deemed to have had a variable interest in Ovabrite, and Ovabrite is deemed to have been a VIE, of which the Company is the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation. The Ovabrite entity is immaterial as of the year ended December 26, 2021.

Notes Receivable from Related Parties: In February 2019, the Company issued promissory notes in the aggregate amount of $4,000 to its founder and a former member of the board of directors that is currently a board observer, both of whom are also stockholders of the Company. The promissory notes bore monthly interest at LIBOR plus 2.0% and were to mature on the earlier of August 7, 2022 or the date of closing of a liquidity transaction which is defined as a merger, consolidation or sale of the Company’s assets or such time as the notes would be prohibited by the Sarbanes-Oxley Act (“Promissory Note Maturity Date”). All unpaid principal and accrued and unpaid interest was due on the Promissory Note Maturity Date. The borrower has the ability to prepay all or any portion of the promissory note at any time without premium or penalty. In November 2019, $3,200 of the promissory notes were repaid.

In August 2020, the remaining $800 of the promissory notes were repaid.  During the years ended December 26, 2021, December 27, 2020, the Company recorded interest income of $0 and $97, respectively, in connection with the promissory notes.

Manna Tree Partners: In March 2019 and April 2019, the Company issued and sold an aggregate of 2,815,012 shares of common stock at a purchase price of $5.3286 per share, for an aggregate purchase price of $15,000, to entities associated with Manna Tree Partners. The co-founder and chief operating officer of Manna Tree Partners is a member of the Company’s board of directors.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. (“Sandpebble”) for project management and related services associated with the construction and expansion of Egg Central Station. The owner and principal of Sandpebble is the father of an executive of the Company. In connection with the services described above, the Company paid Sandpebble $1,037, $842, and $556 in 2021, 2020, and 2019, respectively. Amounts paid to Sandpebble are included in property, plant and equipment.

Whole Foods Market, Inc: A member of the Company’s board of directors was, until February 2022, an executive vice president and senior advisor at Whole Foods. The Company serves the majority of its natural channel retail customers through food distributors, such as US Foods Inc. and United Natural Foods, Inc., who purchase, store, sell and deliver products to Whole Foods Market, Inc. While the Company cannot precisely determine its specific revenue attributable to Whole Foods, it is a significant customer.

18. 401(K) Savings Plan

The Company established a defined contribution savings plan in 2017 under Section 401(k) of the Internal Revenue Code of 1986, as amended. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. During the years ended December 26, 2021, December 27, 2020 and December 29, 2019, the Company made contributions totaling $651, $401, and $246 respectively, to the plan.

19. Subsequent Events

In January 2022, management of the Company determined that the Company would cease production of its breakfast bars and egg bites products effective prior to the end of the first quarter ending March 27, 2022.  The Company expects to incur charges of approximately $2.1 million related to these product discontinuations for inventory obsolescence and contract terminations during the quarter ending March 27, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2021. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2021 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 26, 2021.

Attestation Report of the Registered Public Accounting Firm

 This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our proxy statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission, within 120 days after the end of our fiscal year ended December 26, 2021, or the 2022 Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information” in our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2022 Proxy Statement.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements.

Reference is made to the financial statements included in Item 8 of Part II hereof.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto.

(a)(3) Exhibits.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation, as currently in effect (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39411), filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2020).

3.2

Amended and Restated Bylaws, as currently in effect (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39411), filed with the SEC on August 4, 2020).

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239772), filed with the SEC on July 24, 2020).
4.2

Ninth Amended and Restated Stockholders Agreement, by and among the Registrant and certain of its stockholders, dated July 6, 2020 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

4.3	Description of Registered Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-39411) filed with the SEC on March 24, 2021).
10.1+	2013 Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).
10.2+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.3+

Forms of Grant Notice, Stock Option Agreement and Stock Purchase Agreement under the 2013 Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.4+	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration on Form S-8 (File No. 333-240258), filed with the SEC on July 31, 2020).
10.5+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.6+

Forms of Employee Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.7+

Forms of Non-Employee Director Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.8+	2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.12 to the Registrant’s Registration on Form S-8 (File No. 333-240258), filed with the SEC on July 31, 2020).
10.9+

Form of Indemnity Agreement, by and between the Registrant and each director and executive officer (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.10+

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on November 10, 2020).

10.11+

Amended and Restated Employment Agreement between the Registrant and Russell Diez-Canseco, dated as of July 9, 2020 (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.12+	Offer Letter between the Registrant and Joanne Bal, dated March 5, 2021.
10.13+	Offer Letter between the Registrant and Stephanie Coon, dated as of May 24, 2021.
10.14+

Amended and Restated Employment Agreement between the Registrant and Jason Dale, dated as of July 9, 2020 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.15+

Offer Letter between the Registrant and Jeffrey S. Dawson, dated as of January 4, 2021 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on May 11, 2021).

10.16+	Offer Letter between the Registrant and Kathryn McKeon, dated as of January 10, 2022.
10.17+

Offer Letter between the Registrant and Bo Meissner, dated as of June 30, 2020 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File. No. 001-39411) filed with the SEC on March 24, 2021).

10.18+

Offer Letter between the Registrant and Peter Pappas, dated as of October 30, 2020 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File. No. 001-39411) filed with the SEC on March 24, 2021).

10.19

Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated October 4, 2017 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.20

First Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated April 13, 2018 (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.21

Second Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated April 28, 2018 (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.22

Third Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated February 7, 2019 (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.23

Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated February 24, 2020 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.24

Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated May 11, 2020 (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.25

Amended and Restated Revolving Credit Note executed and delivered by the Registrant and the Borrowers party thereto, dated May 11, 2020 (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.26

Sixth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated June 18, 2020 (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.27

Amended and Restated Term Loan Note executed and delivered by the Registrant and the Borrowers party thereto, dated June 18, 2020 (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.28

Seventh Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated July 8, 2020 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.29

Eighth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated October 5, 2020 (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-39411), filed with the SEC on March 24, 2021).

10.30

Ninth Amendment to Revolving Credit, Term Loan and Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated April 2, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on August 10, 2021).

10.31

Second Amended and Restated Revolving Credit Note executed and delivered by the Registrant and the Borrowers party thereto, dated April 2, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on August 10, 2021).

21.1	List of Subsidiaries of Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan.
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

VITAL FARMS, INC.

Date: March 10, 2022	By:	/s/ Russell Diez-Canseco
	Name:	Russell Diez-Canseco
	Title:	President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell Diez-Canseco	President, Chief Executive Officer and Director	March 10, 2022
Russell Diez-Canseco	(Principal Executive Officer)

/s/ Bo Meissner	Chief Financial Officer	March 10, 2022
Bo Meissner	(Principal Financial Officer)

/s/ Jeffery S. Dawson	Chief Accounting Officer	March 10, 2022
Jeffery S. Dawson	(Principal Accounting Officer)

/s/ Matthew O’Hayer	Executive Chairman and Director	March 10, 2022
Matthew O’Hayer

/s/ Kofi Amoo-Gottfried	Director	March 10, 2022
Kofi Amoo-Gottfried

/s/ Brent Drever	Director	March 10, 2022
Brent Drever

/s/ Glenda Flanagan	Director	March 10, 2022
Glenda Flanagan

/s/ Kelly Kennedy	Director	March 10, 2022
Kelly Kennedy

/s/ Karl Khoury	Director	March 10, 2022
Karl Khoury

/s/ Denny Marie Post	Director	March 10, 2022
Denny Marie Post

/s/ Gisel Ruiz	Director	March 10, 2022
Gisel Ruiz