Form 10-Q
period 2022-03-27
Vital Farms, Inc.
filed 2022-05-05
CIK 1579733

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2022

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

As of May 2, 2022, the registrant had 40,607,865 shares of common stock, $0.0001 par value per share, outstanding.

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

•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•	anticipated changes in our product offerings and our ability to innovate to offer new products;
•	the costs and success of our marketing efforts, and our ability to promote our brand;
•	our reliance on key personnel and our ability to identify, recruit and retain personnel;
•	our ability to effectively manage our growth;
•	the potential influence of our focus on a specific public benefit purpose and producing a positive effect for society;
•	our environmental, sustainability and governance goals, opportunities and initiatives, as well as the standards and expectations of third parties regarding these matters;
•	our ability to compete effectively with existing competitors and new market entrants;
•	the impact of adverse economic conditions, including as a result of the conflict between Ukraine and Russia and inflation;
•	the sufficiency of our cash to meet our liquidity needs;
•	seasonality; and
•	the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. A summary of selected risks associated with our business is set forth at the beginning of the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances

ii

reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 27, 2022	December 26, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,774	$30,966
Investment securities, available-for-sale	67,051	68,621
Accounts receivable, net	25,789	26,938
Inventories	13,336	10,945
Prepaid expenses and other current assets	3,112	3,817
Total current assets	134,062	141,287
Property, plant and equipment, net	47,294	44,608
Operating lease right-of-use assets	2,916	—
Goodwill	3,858	3,858
Other assets	3,131	189
Total assets	$191,261	$189,942
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,567	$22,520
Accrued liabilities	16,142	15,143
Operating lease liabilities	1,406	—
Finance lease liabilities	210	327
Total current liabilities	38,325	37,990
Operating lease liabilities, non-current	1,741	—
Other liabilities	206	192
Total liabilities	40,272	38,182
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	175	175
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of March 27, 2022 and December 26, 2021; 40,596,297 and 40,493,969 shares issued and outstanding as of March 27, 2022 and December 26, 2021, respectively	5	5
Additional paid-in capital	150,550	149,000
Retained earnings	1,372	2,746
Accumulated other comprehensive loss	(1,064)	(281)
Total stockholders’ equity attributable to Vital Farms, Inc. stockholders	150,863	151,470
Noncontrolling interests	(49)	115
Total stockholders’ equity	$150,814	$151,585
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$191,261	$189,942

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended
	March 27, 2022	March 28, 2021
Net revenue	$77,058	$58,545
Cost of goods sold	55,358	37,215
Gross profit	21,700	21,330
Operating expenses:
Selling, general and administrative	17,624	13,183
Shipping and distribution	8,162	5,063
Total operating expenses	25,786	18,246
(Loss) income from operations	(4,086)	3,084
Other income (expense), net:
Interest expense	(8)	(18)
Other income (expense), net	179	110
Total other income (expense), net	171	92
Net (loss) income before income taxes	(3,915)	3,176
Income tax benefit	(2,377)	(304)
Net (loss) income	(1,538)	3,480
Less: Net loss attributable to noncontrolling interests	(2)	(11)
Net (loss) income attributable to Vital Farms, Inc. common stockholders	$(1,536)	$3,491
Net (loss) income per share attributable to Vital Farms, Inc. stockholders:
Basic:	$(0.04)	$0.09
Diluted:	$(0.04)	$0.08
Weighted average common shares outstanding:
Basic:	40,532,779	39,536,928
Diluted:	40,532,779	43,509,371

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 27, 2022	March 28, 2021
Net (loss) income	$(1,538)	$3,480
Other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of deferred tax benefit of $242 and $7 for the 13-weeks ended March 27, 2022 and March 28, 2021, respectively	(783)	(22)
Total comprehensive (loss) income	$(2,321)	$3,458

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock					Total Stockholders’ Equity Attributable
	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 26, 2021	$175	40,493,969	$5	$149,000	$2,746	$(281)	$151,470	$115	$151,585
Exercise of stock options	—	102,328	—	254	—	—	254	—	254
Stock-based compensation expense	—	—	—	1,296	—	—	1,296	—	1,296
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	162		162	(164)	(2)
Other comprehensive loss, net	—	—	—	—		(783)	(783)	—	(783)
Net loss attributable to Vital Farms, Inc.	—	—	—	—	(1,536)	—	(1,536)	—	(1,536)
Balances as of March 27, 2022	$175	40,596,297	$5	$150,550	$1,372	$(1,064)	$150,863	$(49)	$150,814

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Treasury Stock					Total Stockholders’ Equity Attributable
	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 27, 2020	$175	44,938,958	$5	(5,494,918)	$(16,276)	$144,311	$14,039	(31)	$142,048	$163	$142,211
Exercise of stock options	—	300,266	—	—	—	525	—		525	—	525
Stock-based compensation expense	—	—	—	—	—	853	—		853	—	853
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—		—	(11)	(11)
Other comprehensive loss, net								(22)	(22)		(22)
Net income attributable to Vital Farms, Inc.	—	—	—	—	—	—	3,491		3,491	—	3,491
Balances as of March 28, 2021	$175	45,239,224	$5	(5,494,918)	$(16,276)	$145,689	$17,530	$(53)	$146,895	$152	$147,047

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 27, 2022	March 28, 2021
Cash flows from operating activities:
Net (loss) income	$(1,538)	$3,480
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	948	785
Amortization of right-of-use assets	413	—
Amortization of available-for-sale debt securities	321	405
Stock-based compensation expense	1,296	853
Deferred Taxes	(2,572)	142
Other	199	(508)
Changes in operating assets and liabilities:
Accounts receivable	1,080	2,717
Inventories	(2,363)	1,636
Prepaid expenses and other current assets	538	1,492
Deposits and other assets	(49)	—
Income taxes payable	(112)	(449)
Accounts payable	(2,973)	(1,402)
Accrued liabilities	240	(1,111)
Operating lease liabilities	(367)	—
Net cash (used in) provided by operating activities	$(4,939)	$8,040
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,686)	(3,451)
Purchases of available-for-sale debt securities	(13,973)	(14,409)
Sales of available-for sale debt securities	—	1,441
Maturities and call redemptions of available-for-sale debt securities	14,254	13,569
Proceeds from the sale of property, plant and equipment	50	—
Net cash used in investing activities	$(1,355)	$(2,850)
Cash flows from financing activities:
Payment of contingent consideration	(26)	(42)
Principal payments under finance lease obligations	(126)	(116)
Proceeds from exercise of stock options	254	525
Net cash provided by financing activities	$102	$367
Net (decrease) increase in cash and cash equivalents	(6,192)	5,557
Cash and cash equivalents at beginning of the period	30,966	29,544
Cash and cash equivalents at end of the period	$24,774	$35,101
Supplemental disclosure of cash flow information:
Cash paid for interest	$8	$20
Cash paid for income taxes	7	—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	2,147	140

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. Vital Farms packages, markets and distributes shell eggs, butter and other products. These products are sold under the trade names Vital Farms, Alfresco Farms, Lucky Ladies and RedHill Farms, primarily to retail and foodservice channels in the United States.

The accompanying unaudited condensed consolidated financial statements as of March 27, 2022 and for the 13-week periods ended March 27, 2022 and March 28, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto on our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 (“Annual Report on Form 10-K”).

In the opinion of management, the included disclosures are adequate and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of our consolidated financial position as of March 27, 2022, consolidated results of operations for the 13-week periods ended March 27, 2022 and March 28, 2021, and consolidated cash flows for the 13-week periods ended March 27, 2022 and March 28, 2021. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated results of operations for the 13-week period ended March 27, 2022 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 25, 2022.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended March 27, 2022 and March 28, 2021 both contain operating results for 13 weeks.

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

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 26, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K. Other than the adoption of the new accounting pronouncements as further described below, there have been no material changes to the Company’s significant accounting policies during the 13-week period ended March 27, 2022.

Recently Adopted Accounting Pronouncements: The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 26, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as described below, there have been no new accounting pronouncements adopted by the Company during the 13-week period ended March 27, 2022.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and also issued subsequent amendments to the initial guidance, ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU

2019-10, ASU 2020-02, and ASU 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the unaudited condensed consolidated statement of operations. An entity may adopt the guidance either (1) retrospectively to each prior reporting period presented in the financial statements with a cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company adopted Topic 842 as of the beginning of the period of adoption, December 27, 2021, and has not applied the new standard to comparative periods presented.

To reduce the burden of adoption and ongoing compliance with Topic 842, a number of practical expedients and policy elections are available under the new guidance. The Company elected the "package of practical expedients" permitted under the transition guidance, which among other things, did not require reassessment of whether contracts entered into prior to adoption are or contain leases, and allowed carryforward of the historical lease classification for existing leases. The Company has not elected to adopt the “hindsight” practical expedient, and therefore will measure the right-of-use (“ROU”) assets and lease liabilities using the remaining portion of the lease term at adoption on December 27, 2021.

The Company made an accounting policy election under Topic 842 not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less.  For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease (or December 27, 2021 for existing leases upon the adoption of Topic 842). The Company’s recognized ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date, which are reduced by any lease incentives.

Future lease payments may include fixed rent escalation clauses or payments that depend on an index (such as the Consumer Price Index measured by the U.S. Bureau of Labor Statistics). Subsequent index changes and other periodic market-rate adjustments to base rent are recorded as variable lease expense during the period in which they are incurred. Residual value guarantees or payments for terminating the lease are included in the lease payments only when it is probable they will be incurred.

The Company has made an accounting policy election to account for lease and non-lease components in its contracts as a single lease component for all asset classes. The non-lease components typically represent additional services transferred to the Company, such as common area maintenance for real estate, which are variable in nature and recorded in variable lease expense in the period incurred.

As an emerging growth company, we use our lease-specific collateralized incremental borrowing rate to determine the present value of lease payments at lease commencement or upon the adoption of Topic 842. The adoption of the new lease standard had an immaterial impact on our consolidated net earnings and consolidated cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of Topic 842 as of December 27, 2021, resulted in the recording of right-of-use assets and lease liabilities of $4.1 million and $3.8 million, respectively.

Recently Issued Accounting Pronouncements Not Yet Adopted: In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03 (collectively, “Topic 326”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances.

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

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of March 27, 2022:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$66,270	$(1,371)	$64,899
Commercial Paper	1,000	—	1,000
U.S. Treasury	1,177	(25)	1,152
Total	$68,447	$(1,396)	$67,051

The following table summarizes the Company’s available-for-sale investment securities as of December 26, 2021:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$64,816	$(364)	$64,452
Commercial Paper	2,999	—	2,999
U.S. Treasury	1,177	(7)	1,170
Total	$68,992	$(371)	$68,621

The securities incurred unrealized losses of $1,026 and related tax benefit of $242 for the 13-weeks ended March 27, 2022. The unrealized losses in our U.S. corporate bond portfolio consist of losses on 89 diversified issuances with credit ratings ranging from BBB to AAA.  There are no individual bonds with unrealized losses exceeding $65 and only three issuances have been in a loss position greater than 12 months with aggregate unrealized losses of $124.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months and we do not believe there has been any significant decline in the creditworthiness of the issuers. We also do not believe it is likely that the bonds will be called early given the current interest rate environment and we do not have current liquidity needs that would necessitate a sale of the investments prior to maturity.  Therefore, we have not recorded an allowance for credit losses on the investment securities as of March 27, 2022.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of investment securities as of March 27, 2022 are as follows:

	Amortized Cost	Fair Value
Due within one year	$20,640	$20,541
Due in 1-5 years	47,807	46,510
Total available-for-sale	$68,447	$67,051

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of March 27, 2022, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$—	$64,899	$—	$64,899
Commercial Paper	—	1,000	—	1,000
Money Market	19,431	—	—	19,431
U.S. Treasury	—	1,152	—	1,152
Total assets measured at fair value	$19,431	$67,051	$—	$86,482

	Fair Value Measurements as of December 26, 2021, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$—	$64,452	$—	$64,452
Commercial Paper	—	2,999	—	2,999
Money Market	20,101	—	—	20,101
U.S. Treasury	—	1,170	—	1,170
Total assets measured at fair value	$20,101	$68,621	$—	$88,722

Note 4. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended
	March 27, 2022	March 28, 2021
Net Revenue:
Egg and egg-related products	$72,121	$54,428
Butter and butter-related products	4,937	4,117
Net Revenue	$77,058	$58,545

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs, butter (including stick butter and spreadable tub butter) and ghee. The Company’s previous convenient breakfast product line (including egg bites and egg-based breakfast bars) was discontinued in 2022.

 As of March 27, 2022 and March 28, 2021, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net, and during the 13-week periods ended March 27, 2022 and March 28, 2021, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from these significant customers during the 13-week periods ended March 27, 2022 and March 28, 2021 is as follows:

	Net Revenue for the 13-Weeks Ended March 27, 2022	Net Revenue for the 13-Weeks Ended March 28, 2021
Customer A	35%	*
Customer B	*	24%
Customer C	11%	11%
Customer D	11%	10%

*Revenue was less than 10%.

The increase in net revenue for Customer A for the 13-week period ended March 27, 2022 compared to the 13-week period ended March 28, 2021 is due to a shift in the Company’s distribution channels away from Customer B during the year ended December 26, 2021. The slight increase in net revenue for Customer D for the 13-week period ended March 27, 2022 compared to the 13-week period ended March 28, 2021 is due to new distribution gains in the current period.

The percentage of accounts receivable, net due from these significant customers as of March 27, 2022 and December 26, 2021 is as follows:

	Accounts Receivable, Net as of March 27, 2022	Accounts Receivable, Net as of December 26, 2021
Customer A	29%	19%
Customer B	*	*
Customer C	*	*
Customer D	12%	13%

*Accounts receivable was less than 10%.

Note 5. Accounts Receivable

Accounts receivable, net, were $25,789 and $26,938 as of March 27, 2022 and December 26, 2021, respectively.

As of March 27, 2022 and December 26, 2021, the Company recorded an allowance for doubtful accounts of $337 and $269, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 26, 2021	$(269)
Provisions Charged to Operating Results	(68)
Account Write-off and Recoveries	—
As of March 27, 2022	$(337)

Note 6. Inventories

Inventory consisted of the following as of the periods presented:

	March 27, 2022	December 26, 2021
Eggs and egg-related products	$6,601	$5,850
Butter and butter-related products	3,052	2,359
Packaging	2,106	2,166
Pullets	1,328	267
Other	649	731
Reserve for Inventory Obsolescence	(400)	(428)
	$13,336	$10,945

 On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether provisions for excess or obsolete inventory reserves are required.

Note 7. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	March 27, 2022	December 26, 2021
Land	$525	$525
Buildings and improvements	14,214	14,214
Vehicles	689	695
Machinery and equipment	14,589	15,523
Leasehold improvements	916	830
Furniture and fixtures	526	503
Construction in progress	23,972	21,164
	55,431	53,454
Less: Accumulated depreciation and amortization	(8,137)	(8,846)
Property, plant and equipment, net	$47,294	$44,608

As of March 27, 2022 and December 26, 2021, machinery and equipment leased under finance leases and included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets was $818 and $876, respectively.

During the 13-week periods ended March 27, 2022 and March 28, 2021, depreciation and amortization of property, plant and equipment was approximately $948 and $785, respectively.

Note 8. Leases

The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Under Topic 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.

The Company leases office facilities, warehouses and office equipment under lease agreements with initial terms approximating one to seven years.  In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 842, Leases. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. The initial term of these supply agreements ranges from one to seven years. As total purchase commitments contained in these arrangements are variable, the amounts attributable to the lease components are contingent rentals; there are no minimum lease payments associated with these long-term supply contracts.

As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase cost of eggs, which includes costs associated with the eggs and the corresponding cost of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers and are also reported as part of our variable lease cost.  For the 13-weeks ended March 27, 2022, these costs totaled $30.2 million.

Our office lease for our corporate headquarters facility in Austin, Texas includes an option to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to five years. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. As of March 27, 2022, it is not reasonably certain that we will exercise the right to extend our office lease and therefore, we have not included the extended term in the calculation of our ROU assets or liabilities. The Company’s leases do not contain any material restrictive covenants or residual value guarantees.

Operating lease cost is recognized on a straight-line basis over the lease term and is classified within cost of goods sold and selling, general and administrative cost in the unaudited condensed consolidated statement of operations for the 13-weeks ended March 27, 2022.

Finance lease cost is recognized as amortization expense for the ROU assets and interest expense associated with the finance lease liabilities. Amortization expense associated with our finance leases during the 13-weeks ended March 27, 2022 was $78 and is recorded within cost of goods sold in the unaudited condensed consolidated statement of operations.

The components of lease cost for the 13-weeks ended March 27, 2022 are below:

March 27, 2022
Operating lease cost	$361
Finance lease cost - amortization of right-of-use assets	78
Finance lease cost - interest on lease liabilities	3
Short-term lease cost	3
Variable lease cost	30,601
Total lease cost	$31,046

Supplemental cash flow information related to leases is as follows:

Cash paid for amounts included in measurement of lease liabilities:

March 27, 2022
Operating cash outflows - payments on operating leases	$367
Operating cash outflows - interest payments on finance leases	3
Financing cash outflows - principal payments on finance leases	126

Right-of-use assets obtained in exchange for new lease obligations:
March 27, 2022

Operating leases	$—
Finance leases	20

Supplemental balance sheet information related to leases is as follows:

March 27, 2022
Operating Leases
Operating lease right-of-use assets	$2,916

Operating lease liabilities	1,406
Operating lease liabilities, non-current	1,741
Total operating lease liabilities	$3,147

Finance Leases
Property, plant and equipment, net	$818

Finance lease liabilities	210
Other liabilities	15
Total finance leases	$225

	As of March 27, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	2.66	0.88
Weighted-average discount rate	3.26%	4.61%

Future undiscounted cash flows are as follows:

	As of March 27, 2022
	Operating Leases	Finance Leases
Remainder of 2022	$1,109	$211
2023	1,254	5
2024	471	4
2025	338	4
2026	115	4
Thereafter	—	—
Total lease payments	3,287	228
Less imputed interest	(140)	(3)
Total present value of lease liabilities	$3,147	$225

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	March 27, 2022	December 26, 2021
Accrued promotions and customer deductions	$3,998	$3,599
Accrued distribution fees and freight	3,582	3,875
Accrued employee related costs	2,058	3,039
Accrued purchases of inventory	1,690	1,197
Accrued marketing and broker commissions	1,215	769
Accrued property, plant and equipment	1,127	1,258
Accrued contract termination costs	1,077	—
Other	1,395	1,406
Accrued liabilities	$16,142	$15,143

Note 10. Product Exit Costs

During the 13-weeks ended March 27, 2022, the Company made the determination to exit our convenient breakfast product category due to ongoing losses incurred and a shift in Company focus to product categories that are core to our operations.  Charges incurred in connection with these product exits are expected to be paid or settled by the end of the 13-week period ending September 25, 2022.  Due to the relatively short term over which the charges will ultimately be settled, we believe the actual charges as shown below approximate fair value.

The following table summarizes the activity related to the exit of our convenient breakfast products:

		13-Weeks Ended March 27, 2022
Description	Statement of Operations Classification	Charges Incurred	Amounts Paid or Settled	Ending Liability Balance
Contract terminations	Selling, general and administrative	$1,126	$(49)	$1,077
Inventory obsolescence	Cost of goods sold	749	(433)	316
Customer allowances	Net revenue	146	—	146
Asset write-downs	Cost of goods sold	119	—	119
Co-manufacturer charges	Cost of goods sold	135	(135)	—
Asset disposals	Selling, general and administrative	66	(66)	—
Total		$2,341	$(683)	$1,658

Note 11. Common Stock

Common Stock: As of March 27, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 40,596,297 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	March 27, 2022	December 26, 2021
Options to purchase common stock	4,891,057	4,927,033
Restricted stock units	524,746	107,867
Shares available for grant under the 2020 Equity Incentive Plan and 2020 Employee Stock Purchase Plan	11,486,192	9,993,187
Total	16,901,995	15,028,087

Treasury Stock: In August 2021, the Company retired an aggregate of 5,494,918 shares of its common stock held in treasury. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

Note 12. Stock-Based Compensation

During the 13-week periods ended March 27, 2022 and March 28, 2021, the Company recognized stock-based compensation expense of $1,296 and $853, respectively. The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of the grant. The Company records stock-based compensation expense in selling, general and administrative expenses and cost of goods sold. During the 13-week periods ended March 27, 2022 and March 28, 2021, stock-based compensation expense of $29 and $0, respectively, was recognized in cost of goods sold.

As of March 27, 2022, total unrecognized stock-based compensation expense related to unvested stock options and RSUs was $15,487, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 26, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 26, 2021	4,927,033	$9.25	6.5	$48,222
Granted	126,197	$13.08
Exercised	(102,328)	$2.48		$1,151
Cancelled	(59,845)	$12.15
Outstanding as of March 27, 2022	4,891,057	$9.45	6.4	$30,670
Options exercisable as of March 27, 2022	2,646,322	$5.60	5.0	$22,429
Options vested and expected to vest as of March 27, 2022	4,884,445	$9.46	6.4	$30,610

The fair value of shares vested during the 13-week periods ended March 27, 2022 and March 28, 2021 was $959 and $304, respectively.

Restricted Stock Unit Activity

The following table summarizes the Company’s restricted stock unit (“RSU”) activity since December 26, 2021:

	Number of RSUs	Weighted- Average Exercise Price
Unvested as of December 26, 2021	107,867	$27.53
Granted	432,373	12.82
Vested	(11,204)	25.68
Forfeited	(4,290)	15.10
Unvested as of March 27, 2022	524,746	$15.55

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted its 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by its stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of March 27, 2022, 9,786,813 shares were available for future grants of the Company’s common stock, which includes 1,619,758 shares of stock that were automatically added to the available reserve of January 1, 2022. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s board of directors. As of March 27, 2022, 1,699,379 shares of the Company’s common stock were available for future issuance, which includes 404,939 shares of common stock that were automatically added to the available reserve on January 1, 2022. The Company’s board of directors may periodically grant or provide for the grant to eligible employees of options to purchase common stock under the 2020 ESPP during a specific offering period. In November 2021, the Compensation Committee of the Board of Directors approved an initial offering of common stock under the 2020 ESPP to eligible employees, which commenced March 1, 2022.

Note 13. Income Taxes

The Company’s effective tax rate for the 13-week periods ended March 27, 2022 and March 28, 2021 was approximately 61% and (9)%, respectively. In the 13-week period ended March 27, 2022 there were favorable tax benefits related to the exercise of non-qualified stock options and tax expense related to amended federal tax returns.

Note 14. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	March 27, 2022	March 28, 2021
Numerator:
Net (loss) income	$(1,538)	$3,480
Less: Net loss attributable to noncontrolling interests	(2)	(11)
Net (loss) income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$(1,536)	$3,491
Denominator:
Weighted average common shares outstanding — basic	40,532,779	39,536,928
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	—	3,971,982
Effect of potentially dilutive restricted stock units	—	461
Effect of potentially dilutive common stock warrants	—	—
Effect of potentially dilutive redeemable convertible preferred stock	—	—
Weighted average common shares outstanding — diluted	40,532,779	43,509,371
Net (loss) income per share attributable to Vital Farms, Inc. stockholders
Basic	$(0.04)	$0.09
Diluted	$(0.04)	$0.08

For the 13-week period ended March 28, 2021, options to purchase 58,475 shares of common stock were excluded from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders because including them would have been antidilutive.

Note 15. Commitments and Contingencies

Supplier Contracts: The Company purchases its egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable depending on the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts and there are no minimum payments associated with these long-term supply contracts. The Company records the total cost of eggs into inventory and they are expensed to cost of goods sold when the associated eggs are sold to customers.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 27, 2022, the Company has not incurred any material costs as a result of such indemnifications.

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

Note 16. Related Party Transactions

Ovabrite, Inc.: Ovabrite is a related party because its founders are stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairman and member of the Company’s board of directors. Since Ovabrite’s incorporation in November 2016, the Company has been deemed to have had a variable interest in Ovabrite, and Ovabrite is deemed to have been a VIE, of which the Company is the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation. The Ovabrite entity is immaterial as of the 13-weeks ended March 27, 2022.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. (“Sandpebble”) for project management and related services associated with the construction and expansion of Egg Central Station. The owner and principal of Sandpebble is the father of an executive of the Company. In connection with the services described above, the Company paid Sandpebble $121 and $299 during the 13-week periods ended March 27, 2022 and March 28, 2021, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net, accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

Whole Foods Market, Inc: A member of the Company’s board of directors was, until February 2022, an executive vice president and senior advisor at Whole Foods Market Inc. (“Whole Foods”). The Company serves the majority of its natural channel retail customers through food distributors, such as US Foods Inc. and United Natural Foods, Inc. who purchase, store, sell and deliver products to Whole Foods. While the Company cannot precisely determine its specific revenue attributable to Whole Foods, it is a significant customer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors,” and “Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K.

Overview

Our mission is to bring ethical food to the table, and we are disrupting the U.S. food system by developing a framework that challenges the norms of the incumbent food model, allowing us to bring high-quality products from our network of family farms to a national audience. This framework has enabled us to become the leading U.S. brand of pasture-raised eggs and the second largest U.S. egg brand by retail dollar sales. According to SPINS, LLC data, we were the fastest-growing brand by dollar sales in the egg category for the 52-week period ended March 20, 2022. Our ethics are exemplified by our focus on animal welfare and sustainable farming practices. We believe our standards produce happy hens with varied diets, which produce better eggs. There is a seismic shift in consumer demand for natural, traceable, clean label, great-tasting and nutritious foods. Supported by a steadfast adherence to the values on which we were founded, we have designed our brand and products to appeal to this consumer movement.

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

We source our products from a network of almost 300 family farms. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

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

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as UNFI and US Foods, which purchase, store, sell and deliver our products to Whole Foods (UNFI and US Foods).

In the 13-week periods ended March 27, 2022 and March 28, 2021, United Natural Foods, Inc., or UNFI (which was Whole Foods’ primary distributor through March 2020 other than for the period from April 2020 to August 2021), accounted for 35% and less than 10% of our net revenue, respectively, US Foods (which was Whole Foods’ primary distributor from April 2020 until August 2021) accounted for approximately less than 10% and 24% of our net revenue, respectively.

We have experienced consistent sales growth. We had net revenue of $77.1 million and $58.5 million, net (loss) income of $1.5 million and $3.5 million, and Adjusted EBITDA of $0.5 million and $4.7 million in the 13-week periods ended March 27, 2022 and March 28, 2021, respectively. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

COVID-19 and Supply Chain Management

While we are not experiencing material adverse impacts at this time due to the ongoing COVID-19 pandemic, given the ongoing disruptions to global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We are working closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the ongoing global supply chain disruptions. We currently expect to have an adequate supply of eggs, butter, packaging, and freight to meet anticipated demand in fiscal 2022, as well as adequate capacity for packing and processing our eggs.

Liquidity and Capital Resources Overview

With cash and cash equivalents of $24.8 million as of March 27, 2022 and access to additional funds held as investment securities and available borrowing under our credit facility agreement with PNC Bank, National Association, or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business this fiscal year in support of our long-term growth strategy. Our IPO, which was completed on August 4, 2020, resulted in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents as of March 27, 2022, together with cash provided by our operating activities and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our substantially completed expansion of Egg Central Station or future expansions of our production capacity. We may be required to seek additional equity or debt financing. However, a significant disruption of global financial markets (including a disruption due to the ongoing COVID-19 pandemic) may result in our inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations.

Our Fiscal Year

We report on a 52-53-week fiscal year, ending on the last Sunday in December, effective beginning with the first quarter of fiscal 2018. In a 52-53-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53-week fiscal year will be fiscal 2023, which we expect to begin on December 26, 2022 and end on December 31, 2023. See “Nature of the Business and Basis of Presentation” in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details related to our fiscal calendar.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our results of operations.

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 27% and 27% of our retail sales for the 13-week periods ended March 27, 2022 and March 28, 2021, respectively.

As of March 27, 2022, there were more than 21,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is significant demand for our products in the foodservice channel since we offer versatile ingredients with high menu penetrations across all commercial and non-commercial operator segments. We see considerable opportunity for medium- to long-term growth in this channel by increasing our category market share through sales to values-aligned foodservice operators and their distributors. We are working with Waypoint, a foodservice sales and marketing agency in the consumer-packaged goods industry, to increase our broadline distribution and presence in national and regional restaurant chains. We believe that most U.S. consumers' food preferences are driven primarily by what they encounter on restaurant menus, so we are also leveraging foodservice as a critical consumer touchpoint to drive brand awareness and purchase rates of our products in the retail channel. We are investing in co-marketing to reach new households. We believe that joint marketing tactics are mutually beneficial for our operator partners and enhance their perceived customer value and that our products and on-menu branding can help operators differentiate themselves, increase check sizes and drive loyalty in an industry still recovering from the pandemic and its macro-economic impacts. An example of our recent foodservice growth initiative is our relationship with HomeState, a Texas kitchen in Southern California which sells breakfast tacos made exclusively with our liquid whole eggs. We have launched similar regional partnerships in all 4 of our U.S. sales regions, including Blue Plate Restaurant Company, a casual dining group concepts in the Minneapolis/St. Paul, Minnesota area; Cafe Patachou, a breakfast and lunch restaurant based in the Indianapolis, Indiana area; King David Tacos, which sells breakfast tacos made exclusively with our medium shell eggs at their locations and retail outlets in the New York City area; Pura Vida, a fresh all-day concept in the Miami, Florida area; Hat Creek Burger Company, a fast-casual restaurant with locations across Texas; Tacodeli, which sells breakfast tacos made exclusively with our shell eggs across restaurant locations points of distribution, such as coffee shops and farmers' market stands, across Texas; and Moe's Broadway Bagel, an East Coast-style family-run bagel chain in the Denver/Boulder, Colorado area.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Egg and egg-related products generated $72.1 million, or approximately 94%, of net revenue in the 13-week period ended March 27, 2022. We expect eggs will be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Results of Operations

The results of operations data for the 13-week periods ended March 27, 2022 and March 28, 2021 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the 13-Week Periods Ended March 27, 2022 and March 28, 2021

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

	13-Weeks Ended
	March 27, 2022		March 28, 2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$77,058	100%	$58,545	100%
Cost of goods sold	55,358	72%	37,215	64%
Gross profit	21,700	28%	21,330	36%
Operating expenses:
Selling, general and administrative(1)	17,624	23%	13,183	23%
Shipping and distribution	8,162	11%	5,063	9%
Total operating expenses	25,786	33%	18,246	31%
(Loss) income from operations	(4,086)	(5)%	3,084	5%
Other income (expense), net:
Interest expense	(8)	—	(18)	—
Other income (expense), net	179	—	110	—
Total other income (expense), net	171	—	92	—
Net (loss) income before income taxes	(3,915)	(5)%	3,176	5%
Income tax benefit	(2,377)	(3)%	(304)	(1)%
Net (loss) income	(1,538)	(2)%	3,480	6%
Less: Net (loss) income attributable to noncontrolling interests	(2)	—	(11)	—
Net (loss) income attributable to Vital Farms, Inc. common stockholders	$(1,536)	(2)%	$3,491	6%

(1)	Includes stock-based compensation expense of $1,296 and $853 for the 13-week periods ended March 27, 2022 and March 28, 2021, respectively.

Net Revenue

	13-Weeks Ended
	March 27, 2022	March 28, 2021	$ Change	% Change
	(in thousands)
Net revenue	$77,058	$58,545	$18,513	32%

The increase in net revenue of $18.5 million, or 32%, was primarily driven by volume related increases of $17.2 million and price increases of $1.3 million. The volume favorability was primarily due to increasing volumes through our current distributors and new distribution with new and existing customers. Net revenue from sales through our retail channel was $75.7 million and $57.7 million for the 13-week periods ended March 27, 2022 and March 28, 2021, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	March 27, 2022	March 28, 2021	$ Change	% Change
	(in thousands)
Gross profit	$21,700	$21,330	$370	1.7%
Gross margin	28%	36%

The increase in gross profit of $0.4 million, or 1.7%, was driven by higher net revenue generated during the period. The decrease in gross margin during the 13-week period ended March 27, 2022 as compared to the 13-week period ended March 28, 2021 was primarily driven by an increase in input costs across our shell egg business, charges of $1.0 million within cost of goods sold related to the exit of our convenient breakfast products, and higher cream prices impacting our butter business. Additionally, increased pricing on our organic shell egg and butter businesses went into effect at the end of January 2022, which partially offset the input cost headwinds.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	March 27, 2022	March 28, 2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$17,624	$13,183	$4,441	34%
Percentage of net revenue	23%	23%

The increase in selling, general and administrative expenses of $4.4 million, or 34% was primarily driven by:

•	an increase of $3.0 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations; and
•	an increase of $1.2 million in exit fees and asset disposal related to the discontinuation of our egg-based breakfast bars and egg bite products.

Shipping and Distribution

	13-Weeks Ended
	March 27, 2022	March 28, 2021	$ Change	% Change
	(in thousands)
Shipping and distribution	$8,162	$5,063	$3,099	61%
Percentage of net revenue	11%	9%

The increase in shipping and distribution costs of $3.1 million, or 61%, was primarily driven by higher sales volumes in 2022 as well as higher outbound freight rates that resulted in increased costs for our products. We expect shipping and distribution expenses to continue increasing in the medium to long term, as we continue to scale our business. We also expect the freight market to remain elevated in the near term as supply and demand for capacity rebalances.

Other Income (Expense), Net

	13-Weeks Ended
	March 27, 2022	March 28, 2021	$ Change	% Change
	(in thousands)
Other income (expense), net	$179	$110	$69	63%
Percentage of net revenue	—	—

The increase in other income (expense) income, net of $69,000, or 63%, was primarily driven by interest income from available-for-sale debt securities that were originally purchased in October 2020.

Income Tax Benefit

	13-Weeks Ended
	March 27, 2022	March 28, 2021	$ Change	% Change
	(in thousands)
Income tax benefit	$(2,377)	$(304)	$(2,073)	682%

The change in the income tax benefit of $2.1 million was primarily driven by the net loss before taxes incurred during the 13-week period ended March 27, 2022.

Net Loss Attributable to Noncontrolling Interests

	13-Weeks Ended
	March 27, 2022	March 28, 2021	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(2)	$(11)	$9	82%

The decrease in net loss attributable to noncontrolling interests of $9,000, or 82%, was primarily driven by lower research and development costs in 2022.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net loss of $1.5 million for the 13-week period ended March 27, 2022 and retained earnings of $1.4 million as of March 27, 2022. We completed our IPO on August 4, 2020 resulting in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering.

Funding and Material Cash Requirements

We expect that our cash and cash equivalents, together with cash provided by our operating activities and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. We further believe that we will be able to fund potential operating expenses and cash obligations beyond the next 12 months, through a combination of existing cash and cash equivalents, cash provided by our operating activities and access to additional funds held as investment securities as well as available borrowing under our Credit Facility.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station or future expansions of our production capacity. As of March 27, 2022, we expect to spend $25.8 million in total, on the expansion of Egg Central Station, including approximately $3.3 million that remains yet to be spent. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2027. Under the terms of the leases, we are responsible for certain operating expenses, such as insurance, property taxes, and maintenance expenses. Future minimum lease payment under non-cancelable operating leases totaled $24.6 million as of January 31, 2022.

Credit Facility

We originally entered into our Credit Facility with PNC Bank, National Association, or PNC Bank, in October 2017. The Credit Facility initially included a $7.9 million term loan, a $15.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $3.0 million.

Subsequently, terms of the Credit Facility were modified at various times between fiscal 2018 and fiscal 2021. These modifications (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the Credit Facility in April 2021 eliminated the term loan and equipment loan. The revolving line of credit matures in April 2024.

The maximum borrowing capacity under the revolving line of credit is currently $20.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrues at a rate, at our election at the time of borrowing, equal to (i) LIBOR plus 2.00% or (ii) 1.00% plus the alternate base rate, as defined in the Credit Facility. In April 2020, all then-outstanding amounts under the Revolving Line of Credit were repaid at an effective rate of 4.5%.

The Credit Facility is secured by all of our assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires us to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations, the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on our consolidated balance sheet as of March 27, 2022 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default.

As of March 27, 2022, there was no outstanding balance under the Credit Facility. As of March 27, 2022, we were in compliance with all covenants under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 13-week periods indicated:

	13-Weeks Ended
	March 27, 2022	March 28, 2021
	(in thousands)
Net cash (used in) provided by operating activities	$(4,939)	$8,040
Net cash used in investing activities	(1,355)	(2,850)
Net cash provided by financing activities	102	367
Net (decrease) increase in cash and cash equivalents	$(6,192)	$5,557

Operating Activities

Net cash used in operating activities was $4.9 million in the 13-week period ended March 27, 2022 and was primarily driven by a net loss of $1.5 million, a decrease in net working capital items of $4.0 million, non-cash items of depreciation and amortization of $0.9 million, non-cash stock-based compensation expense of $1.3 million and amortization of available-for-sale securities of $0.3 million offset by $2.6 million in deferred taxes.

Net cash provided by operating activities was $8.0 million in the 13-week period ended March 28, 2021 and was primarily driven by net income of $3.5 million, an increase in net working capital items of $2.9 million, non-cash items of depreciation and amortization of $0.8 million, non-cash stock-based compensation expense of $0.9 million and amortization of available-for-sale securities of $0.4 million.

Investing Activities

For the 13-week period ended March 27, 2022, net cash used in investing activities was $1.4 million, resulting primarily from $1.7 million of purchases of property, plant and equipment used in ongoing operations and $14 million in purchases of available-for-sale debt securities, offset by $14 million in maturities and call redemptions of available-for-sale debt securities.

For the 13-week period ended March 28, 2021, net cash used in investing activities was $2.9 million resulting from $3.5 million of purchases of property, plant and equipment used in ongoing operations, $14.4 million in purchases of available-for-sale securities, offset by $1.4 million in sales of available-for-sale debt securities and $13.6 million in maturities and call redemptions of available-for-sale debt securities.

Financing Activities

For the 13-week period ended March 27, 2022, net cash provided by financing activities was $0.1 million, which primarily consisted of $0.2 million from the exercise of stock options, partially offset by $0.1 million of repayments of our finance lease obligations.

For the 13-week period ended March 28, 2021, net cash provided by financing activities was $0.4 million, which primarily consisted of $0.5 million from the exercise of stock options, partially offset by $0.1 million of repayments of our finance lease obligations.

Non-GAAP Financial Measures

Adjusted EBITDA

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net (loss) income, adjusted to exclude:

•	Depreciation and amortization,
•	Stock-based compensation expense,
•	Costs related to the discontinuation of our convenient breakfast product line,
•	Benefit or provision for income taxes as applicable,
•	Interest expense,
•	Change in fair value of contingent consideration, and
•	Interest income.

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

•	It does not reflect other non-operating expenses, including interest expense,
•	It does not consider the impact of any contingent consideration liability valuation adjustments, and
•	It does not reflect tax payments that may represent a reduction in cash available to us.

In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net income or loss and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to Net (loss) income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended
	March 27, 2022	March 28, 2021
	(in thousands)
Net (loss) income	$(1,538)	$3,480
Depreciation and amortization	907	785
Stock-based compensation expense	1,296	853
Costs related to our exit of the convenient breakfast product line	2,341	—
Income tax benefit	(2,377)	(304)
Interest expense	8	18
Change in fair value of contingent consideration(1)	7	6
Interest income	(130)	(97)
Adjusted EBITDA	$514	$4,741

(1)	Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs.

Seasonality

Demand for our products fluctuates in response to seasonal factors. Demand tends to increase with the start of the school year and is highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter and lowest during the summer months. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and results of operations between different quarters within a single fiscal year are not necessarily meaningful comparisons.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes thereto. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our unaudited condensed consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition and trade promotions, income taxes, and contingencies. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ materially from those estimates. For further discussion about our accounting policies, see Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 26, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies or critical accounting estimates during the 13-week period ended March 27, 2022.

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” and “—Recently Issued Accounting Pronouncements Not Yet Adopted” in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

There have been no material changes in our exposure to market risk during the 13-week period ended March 27, 2022 from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 27, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties. The following is a description of the known factors that may materially affect our business, results of operations or financial condition.  You should carefully consider the following risk factors, as well as the other information in this Quarterly Report. If any of the following risks actually occurs, our business, results of operations and financial condition could be adversely affected. In this case, the trading price of our common stock would likely decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely affect our business, results of operations and financial condition.

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

•	A substantial amount of our shell eggs are processed at our Egg Central Station, processing facility, in Springfield, Missouri. Any damage or disruption at this facility may harm our business.
•

We have substantially completed the expansion of Egg Central Station; however, we may not successfully commence operations in this expansion, we may not be successful in adequately staffing the expanded facility to meet production needs or the expanded facility may not operate in accordance with our expectations. Furthermore, future expansions of our processing capacity may not provide us with the benefits we expect to receive.

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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $58.5 million in the 13-week period ended March 28, 2021 to $77.1 million in 13-week period ended March 27, 2022, and increased from $214.3 million in fiscal 2020 to $260.9 million in fiscal 2021. This growth has placed significant demands on our management, financial, operational, technological, and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

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

For the 13-week period ended March 27, 2022, we generated a net loss of $1.5 million, compared to the 13-week period March 28, 2021, where we generated net income of $3.5 million. However, for fiscal 2019, fiscal 2020 and fiscal 2021, we generated net income of $3.3 million, $9.0 million and $2.4 million, respectively. We have also experienced net losses in prior fiscal years, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our expansion efforts may prove more expensive than we anticipate (including as a result of increases in equipment prices or transportation costs, which may be due to actual or threatened disruptions in our supply chain relating to public health pandemics, such as COVID-19, trade wars, inflation or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our egg processing facility, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We also expect to continue to incur significant additional legal, accounting and other expenses as a public company that we did not incur as a private company. If we fail to continue to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

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

Shell eggs accounted for approximately 91% and 90% of our net revenue in the 13-week periods ended March 27, 2022 and March 28, 2021, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs could have an adverse effect on our business, financial condition and results of operations.

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

Further risks are presented if we elect to pursue growth by means other than new product introductions, including acquisitions or investments in business or technologies that we believe could offer growth opportunities. The pursuit of such growth opportunities may divert the attention of management. Furthermore, it may cause us to incur various costs and expenses in identifying, investigating and pursuing such transactions, regardless of whether such opportunities are realized. Such acquisitions, transactions or investments may also result in potentially dilutive equity issuances, the incurrence of debt or contingent liabilities or challenges with integration, any of which could adversely affect our business, financial condition and results of operations.

We estimate market opportunity and forecast market growth that may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of market opportunity and growth forecasts included in this Quarterly Report on Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of the ongoing COVID-19 pandemic and the related economic impact. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included herein should not be taken as indicative of our future growth.

We may require additional financing to achieve our goals, and the failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.

We have funded our operations since inception primarily through equity financings and sales of our products. We have incurred and expect to continue to incur significant expenses related to the expansion of our egg packing capacity, including in connection with our expansion of Egg Central Station and the potential development of an additional egg packing center. We believe that we will continue to expend substantial resources for the foreseeable future as we consider additional markets we may choose to pursue and other growth opportunities such as new product introductions, acquisitions or investments. These expenditures are expected to include working capital, costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.

We expect that our existing cash will be sufficient to fund our planned operating expenses, capital expenditure requirements and debt service payments through at least the next 12 months. However, our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We may also seek financing in connection with potential new product introductions or acquisitions or investments in businesses or technologies that we believe could offer growth opportunities. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Risks Related to Our Business, Our Brand, Our Products and Our Industry

We are dependent on the market for shell eggs, and fluctuations in this market could adversely affect our business, financial condition and results of operations.

We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. Periodically in our industry, there has been an oversupply of eggs, which has caused egg prices to contract, sometimes substantially so, and as a result we have sold or donated our excess supply at reduced prices or no cost. If we are unable to sell such eggs upon commercially reasonable terms, or at all, our gross margins, business, financial condition and operating results may be adversely affected.

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

Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, transportation and storage costs, and agricultural and energy policies in the United States and internationally. We saw increasing prices for conventional and organic corn and soybean crops on a global basis in 2021 and early 2022.

We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased commodity costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. For example, we increased prices on certain of our products in January 2022 and May 2022. If we further increase prices to offset higher commodity prices or other costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes. Over time, if we are unable to price our products to cover increased costs, unable to offset operating cost increases with continuous improvement savings or unsuccessful in any commodity-hedging program, then commodity price volatility or increases could adversely affect our business, financial condition and results of operations.

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results and our brand reputation could be harmed.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we may need to expand these capabilities in the future as we continue to grow and scale our business. For example, we have substantially completed the expansion of Egg Central Station, our shell egg processing facility, to increase our capacity for the distribution of shell eggs. Additionally, we recently announced that we have begun the design and the site selection process for our next egg packing center. However, there is risk in our ability to effectively scale production and processing and effectively manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units, or SKUs.

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

We have substantially completed the expansion of Egg Central Station; however, we may not successfully commence operations in this expansion, we may not be successful in adequately staffing the expanded facility to meet production needs or the expanded facility may not operate in accordance with our expectations. Furthermore, future expansions of our processing capacity may not provide us with the benefits we expect to receive.

In January 2019, we commenced design of an expansion of Egg Central Station, our shell egg processing facility, in order to address our rapid growth and increase our shell egg processing capacity. Constructing and commencing operations at this expanded facility has required, and will continue to require, significant capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. In addition, we will need to hire and retain more crew members to operate the expanded facility. In Springfield, Missouri, where Egg Central Station is located, there is a tight labor market. If we are unable to hire, train and retain additional crew members due to the current labor market (or as a result of other labor disruptions, including due to the ongoing COVID-19 pandemic), our ability to fully realize the benefits of the expanded facility may be materially limited. Even if the expanded facility is brought up to full processing capacity, it may not provide us with all of the operational and financial benefits we expect to receive.

Additionally, we recently announced that we have begun the design and site selection process for our next egg packing center. If this process does not proceed as anticipated, or if the potential new egg packing center is not brought up to full processing capacity, we may not be able to fully realize the potential benefits of such an expansion, and our business, financial condition and operating results could be adversely affected.

Increased transportation and freight costs or failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, could adversely impact our operating results.

We currently rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, chronic driver shortages, trucking capacity limitations due to general increases in freight demand, employee and contractor strikes or unavailability (including due to the ongoing COVID-19 pandemic) or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs arising from the COVID-19 pandemic and rising fuel costs, we have recently seen increased transportation and freight costs, and we expect that these elevated costs could remain in effect for the foreseeable future. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

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

We also compete with other food companies in the procurement of eggs and cream, and this competition may increase in the future if consumer demand increases for these items or products containing them or if competitors increasingly offer products in these market sectors. If supplies of eggs and cream that meet our quality standards are reduced or are in greater demand, we may not be able to obtain sufficient supply to meet our needs on favorable terms, or at all. For example, as a result of the ongoing COVID-19 pandemic, there have been recent disruptions in the U.S. cream supply, including increased freight costs for both collection and transport of cream ingredients to processing facilities. The cooperatives that we work with are under enormous financial pressures and the segregation of supply is an ongoing risk. We have worked with our co-manufacturers to mitigate these supply disruptions, but we expect that these supply disruptions will continue for the foreseeable future and that they may be further exacerbated by the ongoing effects of COVID-19, which could impact our freight costs and our ability to fill customer orders in the future.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for butter, one co-manufacturer for ghee and one co-manufacturer for liquid eggs. While we currently have written manufacturing contracts with our co-manufacturers for butter, spreadable butter, and one of our co-manufacturers for hard-boiled eggs, we do not currently have written manufacturing contracts with our other co-manufacturers. Due to the absence of written contracts with certain of our co-manufacturers, these co-manufacturers can generally seek to alter or terminate their relationships with us at any time, leaving us with periods during which we have limited or no ability to manufacture certain of our products.

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

In the 13-weeks ended March 27, 2022 and March 28, 2021, UNFI (which was Whole Foods’ primary distributor other than from April 2020 to August 2021) accounted for approximately 35% and less than 10% of our net revenue, respectively, KeHE accounted for approximately 11%, and 11% of our net revenue, respectively, and US Foods (which was Whole Foods’ primary distributor from April 2020 to August 2021) accounted for approximately 0% and 24% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all), under similar terms and conditions, could adversely affect our business, financial condition and results of operations.

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

Our retail customers include natural channel and mainstream channel stores, which have been undergoing a consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private-label products, all of which could negatively impact our business. During the 13-week periods ended March 27, 2022 and March 28, 2021, our largest direct retail customer, Kroger, accounted for approximately 11% and 11% of our net revenue, respectively.

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 27% and 27% of our retail sales in the 13-week periods ended March 27, 2022 and March 28, 2021, respectively. The loss of Kroger, Whole Foods or any other large retail customer or the reduction of purchasing levels or the cancellation of any business from Kroger, Whole Foods or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

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

We rely on a limited number of co-manufacturers and cold storage providers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for butter, one co-manufacturer for ghee, and one co-manufacturer for liquid eggs. Our financial performance depends in large part on our ability to obtain adequate co-manufacturing and cold storage facilities services in a timely manner. We are not assured of continued co-manufacturing and cold storage capacities. Certain of our co-manufacturers or our cold storage providers could discontinue or seek to alter their relationship with us. In addition, we are not assured of sufficient capacities of these providers commensurate with increased product demand.

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

Our business activities are subject to a variety of agricultural risks, including pests and diseases such as avian influenza, which can materially and adversely affect the quality and quantity of products, including shell eggs, that we distribute.  While we are confident in the controls and procedures we maintain to reduce the risk to our farms and production facilities of disease, including with respect to the recent avian influenza outbreaks in the United States, if a substantial portion of our farms or production facilities were affected by an outbreak of disease such as avian influenza, this could have a material and adverse effect on our business, financial condition and results of operations.  Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be negatively affected by resulting governmental restrictions on our operations and the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions for our industry. For example, certain states in which our family farms are located have recently recommended or required that farms keep hens indoors to help limit exposure to avian influenza. Prolonged requirements to keep our hens indoors could adversely impact consumer perception of our egg products in comparison to those of our competitors, which could have a negative effect on our business, financial condition and operating results.

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

The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by COVID-19, including interruptions to global shipping that may impact our and our suppliers’ ability to access equipment and other materials, continue for an extended period of time, our ability to meet the demands of our customers or to expand as planned may be materially impacted.  The COVID-19 vaccination rate in the State of Missouri currently is currently lower than the national rate, and the reported rates of infection and hospitalization due to COVID-19 in Greene County, Missouri, where our Egg Central Station shell egg processing facility is located, rose at certain points during the 13-week period ended March 27, 2022. If we are forced to scale back hours of operation or close this facility in response to the pandemic, or if the effects of COVID-19 or related mitigation measures make it difficult to adequately staff the facility to meet the demands of its expansion, our business, financial condition and results of operations would be materially and adversely affected.

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

Adverse and uncertain economic conditions, including uncertainty related to inflation, market volatility, the ongoing COVID-19 pandemic, or geopolitical tensions including Russia’s recent incursion into Ukraine, may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, consumers may reduce the amount of our egg products that they purchase where there are more affordable products, including caged, cage-free and free-range egg and egg product offerings, which generally have lower retail prices than our eggs. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Further, our foodservice product sales will be reduced if consumers reduce the amount of food they consume away from home at our foodservice customers, whether as a result of restaurant closures or government-ordered quarantines, travel restrictions and other social distancing directives in connection with the ongoing COVID-19 pandemic, or in other times of economic uncertainty. Distributors and customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Disruptions in international trade, including disruptions due to the ongoing COVID-19 pandemic, may have a material adverse impact on us, our suppliers and our network of farms, including our ability to expand our operations as planned.

The global COVID-19 pandemic has disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. We, our suppliers and our network of family farms are dependent on the import of equipment and other supplies from Europe and other locations.  To the extent that disruptions to global shipping, including disruptions due to COVID-19 pandemic or geopolitical tensions including Russia’s recent incursion into Ukraine, negatively impact our, our suppliers’ and our network of farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

Our operations are subject to extensive regulation by the FDA, the USDA and other federal, state and local authorities. With respect to eggs in particular, the FDA and the USDA split jurisdiction depending on the type of product involved. While the FDA has primary responsibility for the regulation of shell eggs, the USDA has primary responsibility for the regulation of dried, frozen or liquid eggs and other “egg products,” subject to certain exceptions. Specifically, our shell eggs, butter, hard-boiled eggs, ghee, and convenient breakfast products are subject to the requirements of the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of most food products. The FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements. Our shell egg operations are further subject to FDA regulatory requirements governing the production, storage and transportation of shell eggs for the control of salmonella. FDA-inspected processing facilities are subject to periodic and “for cause” inspection by federal, state and local authorities. In addition, certain of our products, such as our liquid whole egg and certain of our convenient breakfast products, are subject to regulation by the USDA, including facility registration, inspection, manufacturing and labeling requirements. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs and other regulatory requirements for the manufacturing of our products that is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA, the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, result in our co-manufacturers’ inability to continue manufacturing for us, result in a recall of our products that have already been distributed and result in damage to our brand and reputation. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. We rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the USDA or another regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be adversely impacted.

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

In addition to regulation pursuant to the FDCA, EPIA and FMIA, some of our products are subject to the Agricultural Marketing Act of 1946, or the AMA. The AMA governs voluntary grade claims that appear on some of our products and are administered by the USDA Agricultural Marketing Service, or AMS. For instance, our shell eggs, including those handled by our co-manufacturers, are graded for quality by USDA AMS grading personnel. Similarly, our butter products, including those handled by our co-manufacturers, are graded for flavor, body, color and salt content. We do not control the processes in place on our contract farms or with our co-manufacturers (which can affect the assigned grade), and rely upon both to provide us quality, fresh products that meet our stringent quality standards. If we, or our network of family farms and co-manufacturers, cannot successfully manufacture products that confirm with our quality specifications or meet appropriate grading standards under the AMA, we may have difficulty marketing our products or may be required to source our products from other farms and co-manufacturers.

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

We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality-assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us, the farms or the co-manufacturers to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See the section titled “—Government Regulation” in Part I, Item 1, “Business,” of our Annual Report on Form 10-K for further information on the regulations to which we are subject.

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

We are subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings and investigations.

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

We have elected to be classified as a public benefit corporation under Delaware law. As a public benefit corporation, we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our amended and restated certificate of incorporation. In addition, there is no assurance that the expected positive impact from being a public benefit corporation will be realized. Accordingly, being a public benefit corporation and complying with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

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

Based on the number of shares outstanding as of March 27, 2022, our directors, and officers hold, in the aggregate, approximately 27% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters, including, but not limited to, delaying or preventing a third party from acquiring control over us.

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

In addition, as of March 27, 2022, there were 5,415,803 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of March 27, 2022, holders of approximately 13.4 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy.  As of March 27, 2022, we have used an aggregate of $31.7 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $22.5 million for the expansion of Egg Central Station.

Item 3. Defaults Upon Senior Securities

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

10.1+	Second Amended and Restated Employment Agreement between the Company and Russell Diez-Canseco, dated April 1, 2022.
10.2+	Second Amended and Restated Employment Agreement between the Company and Jason Dale, dated April 1, 2022.
10.3+	Change in Control Severance Plan, effective March 31, 2022, and form of Participation Agreement.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan.
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

Vital Farms, Inc.

Dated: May 5, 2022	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2022	By:	/s/ Bo Meissner
Bo Meissner
Chief Financial Officer (Principal Financial Officer)