Form 10-Q
period 2022-06-26
Vital Farms, Inc.
filed 2022-08-04
CIK 1579733

/

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2022

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

As of August 1, 2022, the registrant had 40,680,033 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the expansion of our Egg Central Station facility and its impact on revenue;
•	future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•	anticipated changes in our product offerings and our ability to innovate to offer successful new products;
•	the costs and success of our marketing efforts, and our ability to promote our brand;
•	our reliance on key personnel and our ability to identify, recruit and retain personnel;
•	our ability to effectively manage our growth;
•	the potential influence of our focus on a specific public benefit purpose and producing a positive effect for society;
•	our environmental, sustainability and governance goals, opportunities and initiatives, as well as the standards and expectations of third parties regarding these matters;
•	our ability to compete effectively with existing competitors and new market entrants;
•	the impact of adverse economic conditions, including as a result of the war between Ukraine and Russia and inflation;
•	the sufficiency of our cash to meet our liquidity needs;
•	seasonality; and
•	the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. A summary of selected risks associated with our business is set forth at the beginning of the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an

ii

impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 26, 2022	December 26, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,082	$30,966
Investment securities, available-for-sale	68,257	68,621
Accounts receivable, net	31,110	26,938
Inventories	19,100	10,945
Prepaid expenses and other current assets	2,797	3,817
Total current assets	143,346	141,287
Property, plant and equipment, net	47,887	44,608
Operating lease right-of-use assets	2,578	—
Goodwill	3,858	3,858
Other assets	2,511	189
Total assets	$200,180	$189,942
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,258	$22,520
Accrued liabilities	19,145	15,143
Operating lease liabilities	1,425	—
Finance lease liabilities	88	327
Income taxes payable	112	—
Total current liabilities	46,028	37,990
Operating lease liabilities, non-current	1,377	—
Other liabilities	210	192
Total liabilities	$47,615	$38,182
Commitments and contingencies (Note 15)	—	—
Redeemable noncontrolling interest	175	175
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of June 26, 2022 and December 26, 2021; 40,679,414 and 40,493,969 shares issued and outstanding as of June 26, 2022 and December 26, 2021, respectively	5	5
Additional paid-in capital	152,317	149,000
Retained earnings	1,571	2,746
Accumulated other comprehensive loss	(1,447)	(281)
Total stockholders’ equity attributable to Vital Farms, Inc. stockholders	152,446	151,470
Noncontrolling interests	(56)	115
Total stockholders’ equity	$152,390	$151,585
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$200,180	$189,942

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net revenue	$82,870	$60,324	$159,929	$118,869
Cost of goods sold	57,931	38,391	113,289	75,606
Gross profit	24,939	21,933	46,640	43,263
Operating expenses:
Selling, general and administrative	17,007	13,544	34,632	26,726
Shipping and distribution	7,211	5,374	15,373	10,437
Total operating expenses	24,218	18,918	50,005	37,163
Income (loss) from operations	721	3,015	(3,365)	6,100
Other income (expense), net:
Interest expense	(7)	(13)	(15)	(31)
Other income (expense), net	158	186	337	297
Total other income (expense), net	151	173	322	266
Net income (loss) before income taxes	872	3,188	(3,043)	6,366
Income tax provision (benefit)	680	(695)	(1,697)	(999)
Net income (loss)	192	3,883	(1,346)	7,365
Less: Net loss attributable to noncontrolling interests	(7)	(24)	(8)	(34)
Net income (loss) attributable to Vital Farms, Inc. common stockholders	$199	$3,907	$(1,338)	$7,399
Net income (loss) per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.00	$0.10	$(0.03)	$0.19
Diluted:	$0.00	$0.09	$(0.03)	$0.17
Weighted average common shares outstanding:
Basic:	40,628,416	40,000,136	40,580,598	39,767,127
Diluted:	42,694,767	43,375,668	40,580,598	43,444,101

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net income (loss)	$192	$3,883	$(1,346)	$7,365
Other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of deferred tax benefit of $118 and $7 for the 13-weeks ended June 26, 2022 and June 27, 2021, respectively and $361 and $14 for the 26-weeks ended June 26, 2022 and June 27, 2022, respectively	(383)	(26)	(1,166)	(48)
Total comprehensive (loss) income	$(191)	$3,857	$(2,512)	$7,317

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock					Total Stockholders’ Equity Attributable
	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 26, 2021	$175	40,493,969	$5	$149,000	$2,746	$(281)	$151,470	$115	$151,585
Exercise of stock options	—	102,328	—	254	—	—	254	—	254
Stock-based compensation expense	—	—	—	1,296	—	—	1,296	—	1,296
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	162	—	162	(164)	(2)
Other comprehensive loss, net	—	—	—	—	—	(783)	(783)	—	(783)
Net loss attributable to Vital Farms, Inc. stockholders	—	—	—	—	(1,536)	—	(1,536)	—	(1,536)
Balances as of March 27, 2022	$175	40,596,297	$5	$150,550	$1,372	$(1,064)	$150,863	$(49)	$150,814
Exercise of stock options	—	35,573	—	143	—	—	143	—	143
Vesting of restricted stock units	—	47,544	—	(9)	—	—	(9)	—	(9)
Stock-based compensation expense	—	—	—	1,633	—	—	1,633	—	1,633
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive loss, net	—	—	—	—	—	(383)	(383)	—	(383)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	199	—	199	—	199
Balances as of June 26, 2022	$175	40,679,414	$5	$152,317	$1,571	$(1,447)	$152,446	$(56)	$152,390

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Treasury Stock					Total Stockholders’ Equity Attributable
	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders’	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 27, 2020	$175	44,938,958	$5	(5,494,918)	$(16,276)	$144,311	$14,039	$(31)	$142,048	$163	$142,211
Exercise of stock options	—	300,266	—	—	—	525	—	—	525	—	525
Stock-based compensation expense	—	—	—	—	—	853	—	—	853	—	853
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss, net	—	—	—	—	—	—	—	(22)	(22)	—	(22)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	—	—	3,491	—	3,491	—	3,491
Balances as of March 28, 2021	$175	45,239,224	$5	(5,494,918)	$(16,276)	$145,689	$17,530	$(53)	$146,895	$152	$147,047
Exercise of stock options	—	393,922	—	—	—	978	—	—	978	—	978
Vesting of restricted stock units	—	15,000	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,141	—	—	1,141	—	1,141
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	(24)	(24)
Other comprehensive loss, net	—	—	—	—	—	—	—	(26)	(26)	—	(26)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	—	—	3,907	—	3,907	—	3,907
Balances as of June 27, 2021	$175	45,648,146	$5	(5,494,918)	$(16,276)	$147,808	$21,437	$(79)	$152,895	$128	$153,023

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	26-Weeks Ended
	June 26, 2022	June 27, 2021
Cash flows from operating activities:
Net (loss) income	$(1,346)	$7,365
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,287	1,620
Amortization of right-of-use assets	829	—
Amortization of available-for-sale debt securities	541	626
Stock-based compensation expense	2,929	1,994
Deferred taxes	(1,927)	(1,184)
Other	(260)	125
Changes in operating assets and liabilities:
Accounts receivable	(4,186)	2,864
Inventories	(7,784)	(1,052)
Prepaid expenses and other current assets	892	2,052
Deposits and other assets	38	96
Income taxes payable	112	185
Accounts payable	2,738	361
Accrued liabilities	2,867	614
Operating lease liabilities	(735)	—
Net cash (used in) provided by operating activities	$(3,005)	$15,666
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,417)	(7,811)
Purchases of available-for-sale debt securities	(29,944)	(27,493)
Sales of available-for sale debt securities	—	1,436
Maturities and call redemptions of available-for-sale debt securities	28,334	24,812
Proceeds from the sale of property, plant and equipment	50	—
Net cash used in investing activities	$(5,977)	$(9,056)
Cash flows from financing activities:
Payment of contingent consideration	(38)	(75)
Principal payments under finance lease obligations	(252)	(233)
Proceeds from exercise of stock options	388	1,503
Net cash provided by financing activities	$98	$1,195
Net (decrease) increase in cash and cash equivalents	(8,884)	7,805
Cash and cash equivalents at beginning of the period	30,966	29,544
Cash and cash equivalents at end of the period	$22,082	$37,349
Supplemental disclosure of cash flow information:
Cash paid for interest	$15	$32
Cash paid for income taxes	68	4
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	1,398	51

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. Vital Farms packages, markets and distributes shell eggs, butter and other products. These products are sold under the trade names Vital Farms and RedHill Farms, primarily to retail and foodservice channels in the United States.

The accompanying unaudited condensed consolidated financial statements as of June 26, 2022 and for the 13-week and 26-week periods ended June 26, 2022 and June 27, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto on our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 (“Annual Report on Form 10-K”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of our consolidated financial position as of June 26, 2022, consolidated results of operations for the 13-week and 26-week periods ended June 26, 2022 and June 27, 2021, and consolidated cash flows for the 26-week periods ended June 26, 2022 and June 27, 2021. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated results of operations for the 13-week and 26-week periods ended June 26, 2022 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 25, 2022.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended June 26, 2022 and June 27, 2021 both contain operating results for 13 weeks.

Impact of COVID-19 Pandemic: Due to the ongoing COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on the Company’s business. The Company does not currently anticipate that the COVID-19 pandemic will have a material impact on the timelines for the Company’s product development and expansion efforts. However, the extent to which the COVID-19 pandemic impacts the Company’s business, product development and expansion efforts, corporate development objectives and the value of and market for the Company’s common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate duration of the pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States, and the effectiveness of actions taken globally to contain and treat the disease, including the effectiveness of vaccines. The global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 26, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K. Other than the adoption of the new accounting pronouncements as further described below, there have been no material changes to the Company’s significant accounting policies during the 26-week period ended June 26, 2022.

Recently Adopted Accounting Pronouncements: The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 26, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as described below, there have been no new accounting pronouncements adopted by the Company during the 26-week period ended June 26, 2022.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and also issued subsequent amendments to the initial guidance, ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10, ASU 2020-02, and ASU 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the unaudited condensed consolidated statement of operations. An entity may adopt the guidance either (1) retrospectively to each prior reporting period presented in the financial statements with a cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company adopted Topic 842 as of the beginning of the period of adoption, December 27, 2021, and has not applied the new standard to comparative periods presented.

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

As an emerging growth company, the Company uses its lease-specific collateralized incremental borrowing rate to determine the present value of lease payments at lease commencement or upon the adoption of Topic 842. The adoption of the new lease standard had an immaterial impact on our consolidated net earnings and consolidated cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of Topic 842 as of December 27, 2021, resulted in the recording of right-of-use assets and lease liabilities of $4.1 million and $3.8 million, respectively.

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

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of June 26, 2022:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$67,685	$(1,866)	$65,819
Commercial Paper	1,293	—	1,293
U.S. Treasury	1,176	(31)	1,145
Total	$70,154	$(1,897)	$68,257

The following table summarizes the Company’s available-for-sale investment securities as of December 26, 2021:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$64,816	$(364)	$64,452
Commercial Paper	2,999	—	2,999
U.S. Treasury	1,177	(7)	1,170
Total	$68,992	$(371)	$68,621

The securities incurred unrealized losses of $501 and $1,527, and related tax benefits of $118 and $361 for the 13-week and 26-weeks ended June 26, 2022. The unrealized losses in our U.S. corporate bond portfolio consist of losses on 97 diversified issuances with credit ratings ranging from BBB to AAA. There are no individual bonds with unrealized losses exceeding $82 and only four issuances have been in a loss position greater than 12 months with aggregate unrealized losses of $190.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that the bonds will be called early given the current interest rate environment and it does not have current liquidity needs that would necessitate a sale of the investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of June 26, 2022.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of investment securities as of June 26, 2022 are as follows:

	Amortized Cost	Fair Value
Due within one year	$17,070	$16,826
Due in 1-5 years	53,084	51,431
Total available-for-sale	$70,154	$68,257

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of June 26, 2022, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$—	$65,819	$—	$65,819
Commercial Paper	—	1,293	—	1,293
Money Market	12,002	—	—	12,002
U.S. Treasury	—	1,145	—	1,145
Total assets measured at fair value	$12,002	$68,257	$—	$80,259

	Fair Value Measurements as of December 26, 2021, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$—	$64,452	$—	$64,452
Commercial Paper	—	2,999	—	2,999
Money Market	20,101	—	—	20,101
U.S. Treasury	—	1,170	—	1,170
Total assets measured at fair value	$20,101	$68,621	$—	$88,722

Note 4. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
Net Revenue:
Egg and egg-related products	$78,107	$56,339	$150,228	$110,768
Butter and butter-related products	4,763	3,984	9,701	8,101
Net Revenue	$82,870	$60,324	$159,929	$118,869

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs, butter (including stick butter and spreadable tub butter) and ghee. The Company’s previous convenient breakfast product line (including egg bites and egg-based breakfast bars) was discontinued in 2022.

As of June 26, 2022 and December 26, 2021, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net, and during the 13-week and 26-week periods ended June 26, 2022 and June 27, 2021, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from these significant customers during the 13-week and 26-week periods ended June 26, 2022 and June 27, 2021 is as follows:

	Net Revenue for the 13-Weeks Ended June 26, 2022	Net Revenue for the 13-Weeks Ended June 27, 2021	Net Revenue for the 26-Weeks Ended June 26, 2022	Net Revenue for the 26-Weeks Ended June 27, 2021
Customer A	32%	*	33%	*
Customer B	*	25%	*	25%
Customer C	10%	10%	*	11%
Customer D	13%	11%	12%	11%

*Revenue was less than 10%.

The increase in net revenue for Customer A for the 13-week and 26-week periods ended June 26, 2022 compared to the 13- week and 26-week periods ended June 27, 2021 is due to a shift in the Company’s distribution channels away from Customer B during the year ended December 26, 2021. The slight increase in net revenue for Customer D for the 13-week and 26-week periods ended June 26, 2022 compared to the 13-week and 26-week periods ended June 27, 2021 is due to new distribution gains in the current period.

The percentage of accounts receivable, net due from these significant customers as of June 26, 2022 and December 26, 2021 is as follows:

	Accounts Receivable, Net as of June 26, 2022	Accounts Receivable, Net as of December 26, 2021
Customer A	23%	19%
Customer B	*	*
Customer C	*	*
Customer D	13%	13%

*Accounts receivable was less than 10%.

Note 5. Accounts Receivable

Accounts receivable, net, were $31,110 and $26,938 as of June 26, 2022 and December 26, 2021, respectively.

As of June 26, 2022 and December 26, 2021, the Company recorded an allowance for doubtful accounts of $282 and $269, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 26, 2021	$(269)
Provisions Charged to Operating Results	(68)
Account Write-off and Recoveries	—
As of March 27, 2022	$(337)
Provisions Released to Operating Results	24
Account Write-off and Recoveries	31
As of June 26, 2022	$(282)

Note 6. Inventories

Inventory consisted of the following as of the periods presented:

	June 26, 2022	December 26, 2021
Eggs and egg-related products	$8,795	$5,850
Butter and butter-related products	4,182	2,359
Packaging	3,829	2,166
Pullets	1,708	267
Other	642	731
Reserve for inventory obsolescence	(56)	(428)
	$19,100	$10,945

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether provisions for excess or obsolete inventory reserves are required.

Note 7. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	June 26, 2022	December 26, 2021
Land	$552	$525
Land improvements	835	—
Buildings and improvements	28,407	14,214
Vehicles	689	695
Machinery and equipment	22,832	15,523
Leasehold improvements	918	830
Furniture and fixtures	678	503
Construction in progress	2,379	21,164
	57,290	53,454
Less: Accumulated depreciation and amortization	(9,403)	(8,846)
Property, plant and equipment, net	$47,887	$44,608

As of June 26, 2022 and December 26, 2021, machinery and equipment leased under finance leases and included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets was $745 and $876, respectively.

During the 13-week periods ended June 26, 2022 and June 27, 2021, depreciation and amortization of property, plant and equipment was approximately $1,339 and $835, respectively. During the 26-week periods ended June 26, 2022 and June 27, 2021, depreciation and amortization of property, plant and equipment was approximately $2,287 and $1,620, respectively.

During the 13-week period ended June 26, 2022, $21.9 million of construction in progress, related to our expansion of Egg Central Station, was put into service across various property, plant and equipment categories.

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

The Company leases office facilities, warehouses and office equipment under lease agreements with initial terms approximating one to five years.  In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 842, Leases. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. The initial term of these supply agreements ranges from one to seven years. As total purchase commitments contained in these arrangements are variable, the amounts attributable to the lease components are contingent rentals; there are no minimum lease payments associated with these long-term supply contracts.

As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase cost of eggs, which includes costs associated with the eggs and the corresponding cost of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers and are also reported as part of our variable lease cost.  For the 13-week and 26-week periods ended June 26, 2022, these costs totaled $32.1 and $62.3 million, respectively.

Our office lease for our corporate headquarters facility in Austin, Texas includes an option to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to five years. In addition, certain leases contain termination options, where the rights to terminate are held by the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. As of June 26, 2022, it is not reasonably certain that the Company will exercise the right to extend its office lease and therefore, the Company has not included the extended term in the calculation of its ROU assets or liabilities. The Company’s leases do not contain any material restrictive covenants or residual value guarantees.

Operating lease cost is recognized on a straight-line basis over the lease term and is classified within cost of goods sold and selling, general and administrative cost in the unaudited condensed consolidated statement of operations for the 13-week and 26-week periods ended June 26, 2022.

Finance lease cost is recognized as amortization expense for the ROU assets and interest expense associated with the finance lease liabilities. Amortization expense associated with our finance leases during the 13-week and 26-week periods ended June 26, 2022 was $79 and $157, respectively, and is recorded within cost of goods sold and selling, general and administrative costs in the unaudited condensed consolidated statement of operations.

The components of lease cost for the 13-week period and 26-week period ended June 26, 2022 are below:

	13-Weeks Ended	26-Weeks Ended
	June 26, 2022	June 26, 2022
Operating lease cost	$361	$722
Finance lease cost - amortization of right-of-use assets	79	157
Finance lease cost - interest on lease liabilities	2	5
Short-term lease cost	11	14
Variable lease cost	32,814	63,415
Total lease cost	$33,267	$64,313

Supplemental cash flow information related to leases is as follows:

Cash paid for amounts included in measurement of lease liabilities:

	13-Weeks Ended	26-Weeks Ended
	June 26, 2022	June 26, 2022
Operating cash outflows - payments on operating leases	$368	$735
Operating cash outflows - interest payments on finance leases	2	5
Financing cash outflows - principal payments on finance leases	121	247

Right-of-use assets obtained in exchange for new lease obligations:

As of June 26, 2022
Operating leases	$—
Finance leases	26

Supplemental balance sheet information related to leases is as follows:

As of June 26, 2022
Operating Leases
Operating lease right-of-use assets	$2,578

Operating lease liabilities	1,425
Operating lease liabilities, non-current	1,377
Total operating lease liabilities	$2,802
Finance Leases
Property, plant and equipment, net	$745
Finance lease liabilities	88
Other liabilities	19
Total finance leases	$107

	As of June 26, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	2.48	1.16
Weighted-average discount rate	3.28%	4.44%

Future undiscounted cash flows are as follows:

	As of June 26, 2022
	Operating Leases	Finance Leases
Remainder of 2022	$742	$85
2023	1,254	6
2024	471	6
2025	338	6
2026	115	6
Thereafter	—	—
Total lease payments	2,920	109
Less imputed interest	(118)	(2)
Total present value of lease liabilities	$2,802	$107

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	June 26, 2022	December 26, 2021
Accrued promotions and customer deductions	$5,883	$3,599
Accrued distribution fees and freight	4,204	3,875
Accrued employee related costs	4,011	3,039
Accrued purchases of inventory	934	1,197
Accrued marketing and broker commissions	1,138	769
Accrued property, plant and equipment	1,398	1,258
Accrued contract termination costs	70	—
Other	1,507	1,406
Accrued liabilities	$19,145	$15,143

Note 10. Product Exit Costs

During the 26-week period ended June 26, 2022, the Company made the determination to exit its convenient breakfast product category due to ongoing losses incurred and a shift in Company focus to product categories that are core to its operations.  Charges incurred in connection with these product exits are expected to be paid or settled by the end of the 13-week period ending September 25, 2022.  Due to the relatively short term over which the charges will ultimately be settled, the Company believes the actual charges as shown below approximate fair value.

The following table summarizes the activity related to the exit of the Company’s convenient breakfast products:

		For the 26-weeks period ended June 26, 2022
Description	Statement of Operations Classification	Charges Incurred	Amounts Paid or Settled	Ending Liability Balance
Contract terminations	Selling, general and administrative	$1,126	(1,056)	$70
Inventory obsolescence	Cost of goods sold	749	(723)	26
Customer allowances	Net revenue	146	(111)	35
Asset write-downs	Cost of goods sold	119	—	119
Co-manufacturer charges	Cost of goods sold	135	(135)	—
Asset disposals	Selling, general and administrative	66	(66)	—
Total		$2,341	$(2,091)	$250

Note 11. Common Stock

Common Stock: As of June 26, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 40,679,414 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	June 26, 2022	December 26, 2021
Options to purchase common stock	4,712,898	4,927,033
Restricted stock units	513,226	107,867
Shares available for grant under the 2020 Equity Incentive Plan and 2020 Employee Stock Purchase Plan	11,503,717	9,993,187
Total	16,729,841	15,028,087

Treasury Stock: In August 2021, the Company retired an aggregate of 5,494,918 shares of its common stock held in treasury. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

Note 12. Stock-Based Compensation

During the 13-week periods ended June 26, 2022 and June 27, 2021, the Company recognized stock-based compensation expense of $1,633 and $1,141, respectively. The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of the grant. The Company records stock-based compensation expense in selling, general and administrative expenses and cost of goods sold. During the 13-week periods ended June 26, 2022 and June 27, 2021, stock-based compensation expense of $62 and $38, respectively, was recognized in cost of goods sold.

During the 26-week periods ended June 26, 2022 and June 27, 2021, the Company recognized stock-based compensation expense of $2,929 and $1,994, respectively. During the 26-week periods ended June 26, 2022 and June 27, 2021 $91 and $60 of stock-based compensation expense was recognized in cost of goods sold, respectively.

As of June 26, 2022, total unrecognized stock-based compensation expense related to unvested stock options and the Company’s restricted stock units (“RSU”) was $13,469, which is expected to be recognized over a weighted-average period of 2.36 years.

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 26, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 26, 2021	4,927,033	$9.25		$50,561,622
Granted	132,654	$12.89
Exercised	(130,894)	$3.04		$1,304,528
Cancelled	(215,895)	$11.69		$1,026,027
Outstanding as of June 26, 2022	4,712,898	$9.41	6.1	$17,381,476
Options exercisable as of June 26, 2022	2,661,079	$5.81	4.8	$13,663,597
Options vested and expected to vest as of June 26, 2022	4,708,857	$9.42	6.1	$17,361,548

The fair value of shares vested during the 13-week periods ended June 26, 2022 and June 27, 2021 was $1,251 and $608, respectively. The fair value of shares vested during the 26-week periods ended June 26, 2022 and June 27, 2021 was $2,209 and $912, respectively.

Restricted Stock Unit Activity

The following table summarizes the RSU activity since December 26, 2021:

	Number of RSUs	Weighted- Average Exercise Price
Unvested as of December 26, 2021	107,867	$27.53
Granted	491,698	12.37
Vested	(51,350)	27.93
Forfeited	(34,989)	15.47
Unvested as of June 26, 2022	513,226	$13.79

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted its 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by its stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of June 26, 2022, 9,811,345 shares were available for future grants of the Company’s common stock, which includes 1,619,758 shares of stock that were automatically added to the available reserve on January 1, 2022. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s board of directors. As of June 26, 2022, 1,692,372 shares of the Company’s common stock were available for future issuance, which includes 404,939 shares of common stock that were automatically added to the available reserve on January 1, 2022. In November 2021, the Company’s board of directors authorized an offering period commencing on March 1, 2022 and ending on May 15, 2022.  The Company’s board of directors has subsequently authorized additional six-month offering periods, with the most recent beginning on May 16, 2022.

Note 13. Income Taxes

The Company’s effective tax rate for the 13-week periods ended June 26, 2022 and June 27, 2021 was approximately 78% and (22)%, respectively. The Company’s effective tax rate for the 26-week periods ended June 26, 2022 and June 27, 2021 was approximately 55% and (16)%, respectively. In the 13-week and 26-week periods ended June 26, 2022, the estimated annual effective tax rate was driven by permanent differences related to incentive stock options and the impact of compensation deduction limitations under Internal Revenue Code section 162(m). Tax expense has increased during these periods as a result of the impact of amended federal tax returns and increasing pre-tax income during the 13-weeks ended June 26, 2022.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

Note 14. Net Income Per Share

Basic and diluted net income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	June 26, 2022	June 27, 2021
Numerator:
Net income	$192	$3,883
Less: Net loss attributable to noncontrolling interests	(7)	(24)
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$199	$3,907
Denominator:
Weighted average common shares outstanding — basic	40,628,416	40,000,136
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	2,048,653	3,375,052
Effect of potentially dilutive restricted stock units	17,698	480
Effect of potentially dilutive common stock warrants	—	—
Effect of potentially dilutive redeemable convertible preferred stock	—	—
Weighted average common shares outstanding — diluted	42,694,767	43,375,668
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.00	$0.10
Diluted	$0.00	$0.09

For the 13-week periods ended June 26, 2022 and June 27, 2021, options to purchase 109,494 and 196,640 shares of common stock were excluded from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders because including them would have been antidilutive.

	26-Weeks Ended
	June 26, 2022	June 27, 2021
Numerator:
Net (loss) income	$(1,346)	$7,365
Less: Net loss attributable to noncontrolling interests	(8)	(34)
Net (loss) income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$(1,338)	$7,399
Denominator:
Weighted average common shares outstanding — basic	40,580,598	39,767,127
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	—	3,676,494
Effect of potentially dilutive restricted stock units	—	480
Effect of potentially dilutive common stock warrants	—	—
Effect of potentially dilutive redeemable convertible preferred stock	—	—
Weighted average common shares outstanding — diluted	40,580,598	43,444,101
Net (loss) income per share attributable to Vital Farms, Inc. stockholders
Basic	$(0.03)	$0.19
Diluted	$(0.03)	$0.17

For the 26-week periods ended June 26, 2022 and June 27, 2021, options to purchase 61,707 and 112,644 shares of common stock were excluded from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders because including them would have been antidilutive.

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

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 26, 2022, the Company has not incurred any material costs as a result of such indemnifications.

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

Note 16. Related Party Transactions

Ovabrite, Inc.: Ovabrite is a related party because its founders are stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairman and member of the Company’s board of directors. Since Ovabrite’s incorporation in November 2016, the Company has been deemed to have had a variable interest in Ovabrite, and Ovabrite is deemed to have been a VIE, of which the Company is the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation. The Ovabrite entity is immaterial as of the 26-weeks ended June 26, 2022.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. (“Sandpebble”) for project management and related services associated with the construction and expansion of Egg Central Station. The owner and principal of Sandpebble is the father of an executive of the Company. In connection with the services described above, the Company paid Sandpebble $250 and $326 during the 13-week periods ended June 26, 2022 and June 27, 2021, respectively and $371 and $625 during the 26-week period ended June 26, 2022 and June 27, 2021, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net, accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q. The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K.

Overview

Our mission is to bring ethical food to the table, and we are disrupting the U.S. food system by developing a framework that challenges the norms of the incumbent food model, allowing us to bring high-quality products from our network of family farms to a national audience. This framework has enabled us to become the leading U.S. brand of pasture-raised eggs and the second largest U.S. egg brand by retail dollar sales. According to SPINS, LLC data, we were the fastest-growing brand by dollar sales in the egg category for the 52-week period ended June 26, 2022. Our ethics are exemplified by our focus on animal welfare and sustainable farming practices. We believe our standards produce happy hens with varied diets, which produce better eggs. There is a seismic shift in consumer demand for natural, traceable, clean label, great-tasting and nutritious foods. Supported by a steadfast adherence to the values on which we were founded, we have designed our brand and products to appeal to this consumer movement.

Our purpose is rooted in a commitment to Conscious Capitalism, which prioritizes the long-term benefits of each of our stakeholders (farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders). We make decisions based on what is sustainable for all our stakeholders. Our collective sustainable business practices will enable us to fulfill our purpose of improving the lives of people, animals, and the planet through food, now and long into the future. For us, it is not about short-term outcomes or a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes, for everyone, over time. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our designation and January 2022 recertification as a Certified B Corporation, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

We source our products from a network of over 300 family farms. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

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

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs, which sell for as much as three times the price of commodity eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at Kroger, Sprouts Farmers Market, or Sprouts, Target and Whole Foods, and we also sell our products at Albertsons, Publix and Walmart. We offer 24 retail stock keeping units, or SKUs through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and, in the medium- to long-term, foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 150,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing approximately six million eggs per day and has achieved Safe Quality Food, or SQF Good rating, the highest level of such certification from the Global Food Safety Initiative. In addition, as of January 2020, Egg Central Station was the only egg facility to receive, and we are one of only six companies globally to have received, the SQFI Select Site certification.

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, which purchase, store, sell and deliver our products to customers.

In the 13-week periods ended June 26, 2022 and June 27, 2021, United Natural Foods, Inc., or UNFI (which was Whole Foods’ primary distributor through March 2020 other than for the period from April 2020 to August 2021), accounted for 32% and less than 10% of our net revenue, respectively, US Foods (which was Whole Foods’ primary distributor from April 2020 until August 2021) accounted for approximately less than 10% and 25% of our net revenue, respectively. In the 26-week periods ended June 26, 2022 and June 27, 2021, UNFI accounted for 33% and less than 10% of our net revenue, respectively, and US Foods accounted for approximately less than 10% and 25% of our net revenue, respectively.

We have experienced consistent sales growth. We had net revenue of $82.9 million and $60.3 million, net income of $0.2 million and $3.9 million, and Adjusted EBITDA of $3.7 million and $5.1 million in the 13-week periods ended June 26, 2022 and June 27, 2021, respectively. We had net revenue of $159.9 million and $118.9 million, net loss of $1.3 million and net income of $7.4 million, and Adjusted EBITDA of $4.2 million and $9.8 million in the 26-week periods ended June 26, 2022 and June 27, 2021, respectively. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

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

Liquidity and Capital Resources Overview

With cash and cash equivalents of $22.1 million as of June 26, 2022 and access to additional funds held as investment securities and available borrowing under our credit facility agreement with PNC Bank, National Association, or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business this fiscal year in support of our long-term growth strategy. Our IPO, which was completed on August 4, 2020, resulted in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering. We expect that our cash and cash equivalents as of June 26, 2022, together with cash provided by our operating activities and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our substantially completed expansion of Egg Central Station or future expansions of our production capacity. We may be required to seek additional equity or debt financing. However, a significant disruption of global financial markets (including a disruption due to the ongoing COVID-19 pandemic, geopolitical tensions and wars, inflation or other factors) may result in our inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations.

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

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 24% and 27% of our retail sales for the 13-week periods ended June 26, 2022 and June 27, 2021, respectively and 25% and 27% for the 26-week periods ended June 26, 2022 and June 27, 2021.

As of June 26, 2022, there were more than 21,500 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Egg and egg-related products generated $78.1 million, or approximately 94%, of net revenue in the 13-week period ended June 26, 2022. Egg and egg-related products generated $150.2 million, or approximately 94%, of net revenue in the 26-week period ended June 26, 2022. We expect eggs will be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Results of Operations

The results of operations data for the 13-week and 26-week periods ended June 26, 2022 and June 27, 2021 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the 13-Week Periods Ended June 26, 2022 and June 27, 2021

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

	13-Weeks Ended
	June 26, 2022		June 27, 2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$82,870	100%	$60,324	100%
Cost of goods sold	57,931	70%	38,391	64%
Gross profit	24,939	30%	21,933	36%
Operating expenses:
Selling, general and administrative(1)	17,007	21%	13,544	22%
Shipping and distribution	7,211	9%	5,374	9%
Total operating expenses	24,218	29%	18,918	31%
Income from operations	721	1%	3,015	5%
Other income (expense), net:
Interest expense	(7)	—	(13)	—
Other income (expense), net	158	—	186	—
Total other income (expense), net	151	—	173	—
Net income before income taxes	872	1%	3,188	5%
Income tax provision (benefit)	680	1%	(695)	(1)%
Net income	192	0%	3,883	6%
Less: Net loss attributable to noncontrolling interests	(7)	—	(24)	—
Net income (loss) attributable to Vital Farms, Inc. common stockholders	$199	0%	$3,907	6%

(1)	Includes stock-based compensation expense of $1,633 and $1,141 for the periods 13-week periods ended June 26, 2022 and June 27, 2021, respectively.

Net Revenue

	13-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Net revenue	$82,870	$60,324	$22,546	37%

The increase in net revenue of $22.5 million, or 37%, was primarily driven by volume-related increases of $18.3 million and price increases of $4.2 million. The volume favorability was primarily due to increasing volumes through our current distributors and new distribution with new and existing customers. Net revenue from sales through our retail channel was $80.1 million and $59.3 million for the 13-week periods ended June 26, 2022 and June 27, 2021, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Gross profit	$24,939	$21,933	$3,006	14%
Gross margin	30%	36%

The increase in gross profit of $3.0 million, or 14%, was driven by higher net revenue generated during the period. The decrease in gross margin during the 13-weeks ended June 26, 2022 as compared to the 13-weeks ended June 27, 2021 was primarily driven by an increase in input costs across our shell egg business and butter business and transportation costs. Increased pricing on our organic shell egg and butter businesses went into effect at the end of January 2022, along with additional pricing increases across the entire portfolio in May 2022, which partially offset the input cost headwinds.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$17,007	$13,544	$3,463	26%
Percentage of net revenue	21%	22%

The increase in selling, general and administrative expenses of $3.5 million, or 26% was primarily driven by:

•	an increase of $2.7 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations; and
•	an increase of $0.7 million in brokerage-related expenses due to the expansion of the business.

Shipping and Distribution

	13-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Shipping and distribution	$7,211	$5,374	$1,837	34%
Percentage of net revenue	9%	9%

The increase in shipping and distribution costs of $1.8 million, or 34%, was driven by higher sales volumes and freight rates in 2022. We are beginning to see freight rates stabilize due to a combination of steadying line haul rates and internal operational efficiency.

Other Income (Expense), Net

	13-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Other income (expense), net	$151	$173	$(22)	(13%)
Percentage of net revenue	—	—

The decrease in other income (expense), net of $22, or 13%, was primarily driven by realized losses on available-for-sale debt securities that were originally purchased in October 2020.

Income Tax Provision (Benefit)

	13-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Income tax provision (benefit)	$680	$(695)	$1,375	198%

The change in the income tax provision (benefit) of $1.4 million was primarily driven by favorable tax benefits from stock option exercises in the prior year which did not recur during the 13-week period ended June 26, 2022.

Net Loss Attributable to Noncontrolling Interests

	13-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(7)	$(24)	$17	71%

The decrease in net loss attributable to noncontrolling interests of $17, or 71%, was primarily driven by lower research and development costs in 2022.

Comparison of the 26-Week Periods Ended June 26, 2022 and June 27, 2021

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

	26-Weeks Ended
	June 26, 2022		June 27, 2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$159,929	100%	$118,869	100%
Cost of goods sold	113,289	71%	75,606	64%
Gross profit	46,640	29%	43,263	36%
Operating expenses:
Selling, general and administrative(1)	34,632	22%	26,726	22%
Shipping and distribution	15,373	10%	10,437	9%
Total operating expenses	50,005	31%	37,163	31%
(Loss) income from operations	(3,365)	(2)%	6,100	5%
Other income (expense), net:
Interest expense	(15)	(0)%	(31)	—
Other income (expense), net	337	0%	297	0
Total other income (expense), net	322	—	266	—
Net (loss) income before income taxes	(3,043)	(2)%	6,366	5%
Income tax benefit	(1,697)	(1)%	(999)	(1)%
Net (loss) income	(1,346)	(1)%	7,365	6%
Less: Net loss attributable to noncontrolling interests	(8)	—	(34)	—
Net (loss) income attributable to Vital Farms, Inc. common stockholders	$(1,338)	(1)%	$7,399	6%
(1)	Includes stock-based compensation expense of $2,929 and $1,994 for the 26-weeks ended June 26, 2022 and June 27, 2021, respectively.

Net Revenue

	26-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Net revenue	$159,929	$118,869	$41,060	35%

The increase in net revenue of $41.1 million, or 35%, was primarily driven by volume-related increases of $35.6 million and price increases of $5.5 million. The volume favorability was primarily due to increasing volumes through our current distributors and new distribution with new and existing customers. Net revenue from sales through our retail channel was $155.6 million and $117.0 million for the 26-week periods ended June 26, 2022 and June 27, 2021, respectively.

Gross Profit and Gross Margin

	26-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Gross profit	$46,640	$43,263	$3,377	8%
Gross margin	29%	36%

The increase in gross profit of $3.4 million, or 8%, was drive by higher net revenue generated during the period. The decrease in gross margin during the 13-weeks ended June 26, 2022 as compared to the 13-weeks ended June 27, 2021 was primarily driven by an increase in input costs across our shell egg and butter business and transportation costs. Increased pricing on our organic shell egg and butter businesses went into effect at the end of January 2022, along with additional pricing increases across the entire portfolio in May 2022, which partially offset the input costs headwinds.

Operating Expenses

Selling, General and Administrative

	26-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$34,632	$26,726	$7,906	30%
Percentage of net revenue	22%	22%

Selling, general, and administrative expenses increased to $34.7 million for the 26-week period ended June 26, 2022, compared to $26.7 million for the 26-week period ended June 27, 2021. The increase in selling, general and administrative expenses was primarily driven by:

•	an increase of $5.3 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations;
•	an increase of $1.5 in brokerage-related expenses due to the expansion of the business; and,
•	an increase of $1.2 million in exit fees and asset disposal related to the discontinuation of our egg-based breakfast bars and egg bite products.

Shipping and Distribution

	26-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Shipping and distribution	$15,373	$10,437	$4,936	47%
Percentage of net revenue	10%	9%

The increase in shipping and distribution expense of $4.9 million, or 47%, was driven by higher sales volumes and freight rates. We are beginning to see freight rates stabilize due to a combination of steadying line haul rates and internal operational efficiency.

Other Income (Expense), Net

	26-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Other income (expense), net	$322	$266	$56	21%
Percentage of net revenue	—	—

The increase in other income (expense), net of $56, or 21%, was primarily driven higher interest income in the 26-week period ended June 27, 2021 from available-for-sale debt securities that were originally purchased in October 2020.

Income tax benefit

	26-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Income tax benefit	$(1,697)	$(999)	$(698)	(70)%

The change in the benefit for income taxes of $(0.7) million, or (70)%, was primarily driven by pre-tax losses incurred during the 26-week period ended June 26, 2022.

Net Loss Attributable to Noncontrolling Interests

	26-Weeks Ended
	June 26, 2022	June 27, 2021	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(8)	$(34)	$26	76%

The decrease in net loss attributable to noncontrolling interests of $26 or 76%, was primarily driven by lower research and development costs in 2022.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $0.2 million and net loss of $1.3 million for the 13-week and 26-week periods ended June 26, 2022, respectively, and retained earnings of $1.6 million as of June 26, 2022. We completed our IPO on August 4, 2020, resulting in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering.

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

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the costs associated with our expansion of Egg Central Station or future expansions of our production capacity. As of June 26, 2022, we expect to spend $25.8 million in total, on the expansion of Egg Central Station, including approximately $2.7 million that remains yet to be spent. In addition, we lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2026. Under the terms of the leases, we are responsible for certain operating expenses, such as insurance, property taxes, and maintenance expenses. Future minimum lease payments under non-cancelable operating leases totaled $2.9 million as of June 26, 2022.

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

The Credit Facility is secured by all of our assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires us to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations, the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on our consolidated balance sheet as of June 26, 2022 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default.

As of June 26, 2022, there was no outstanding balance under the Credit Facility and we were in compliance with all covenants under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 26-week periods indicated:

	26-Weeks Ended
	June 26, 2022	June 27, 2021
	(in thousands)
Net cash (used in) provided by operating activities	$(3,005)	$15,666
Net cash used in investing activities	(5,977)	(9,056)
Net cash provided by financing activities	98	1,195
Net (decrease) increase in cash and cash equivalents	$(8,884)	$7,805

Operating Activities

Net cash used in operating activities was $3.0 million in the 26-week period ended June 26, 2022 and was primarily driven by a net loss of $1.3 million, a decrease in net working capital items of $6.1 million, non-cash items of depreciation and amortization of $2.3 million, non-cash stock-based compensation expense of $2.9 million and amortization of available-for-sale securities of $0.5 million offset by $1.9 million in deferred taxes.

Net cash provided by operating activities was $15.7 million in the 26-week period ended June 27, 2021 and was primarily driven by net income of $7.4 million, an increase in net working capital items of $5.1 million, non-cash items of depreciation and amortization of $1.6 million, non-cash stock-based compensation expense of $2.0 million and amortization of available-for-sale securities of $0.6 million offset by $1.2 million in deferred taxes.

Investing Activities

For the 26-week period ended June 26, 2022, net cash used in investing activities was $6.0 million, resulting primarily from $4.4 million of purchases of property, plant and equipment used in ongoing operations and $29.9 million in purchases of available-for-sale debt securities, offset by $28.3 million in maturities and call redemptions of available-for-sale debt securities.

For the 26-week period ended June 27, 2021, net cash used in investing activities was $9.1 million resulting from $7.8 million of purchases of property, plant and equipment used in ongoing operations, $27.5 million in purchases of available-for-sale securities, offset by $1.4 million and $24.8 million in sales and maturities and call redemptions of available-for-sale debt securities, respectively.

Financing Activities

For the 26-week period ended June 26, 2022, net cash provided by financing activities was $0.1 million, which primarily consisted of $0.4 million from the exercise of stock options, partially offset by $0.3 million of repayments of our finance lease obligations.

For the 26-week period ended June 27, 2021, net cash provided by financing activities was $1.2 million, which primarily consisted of $1.5 million from the exercise of stock options, partially offset by $0.2 million of repayments of our finance lease obligations.

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

The following table presents a reconciliation of Adjusted EBITDA to Net (loss) income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 26, 2022	June 27, 2021	June 26, 2022	June 27, 2021
	(in thousands)
Net income (loss)	$192	$3,883	$(1,346)	$7,365
Depreciation and amortization	1,339	835	2,287	1,620
Stock-based compensation expense	1,633	1,141	2,929	1,994
Costs related to our exit of the convenient breakfast product line	—	—	2,341	—
Income tax expense (benefit)	680	(695)	(1,697)	(999)
Interest expense	7	13	15	31
Change in fair value of contingent consideration(1)	12	14	19	19
Interest income	(210)	(89)	(340)	(186)
Adjusted EBITDA	$3,653	$5,102	$4,208	$9,844

(1)	Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs.

Seasonality

Demand for our products fluctuates in response to seasonal factors. Demand tends to increase with the start of the school year and is highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter, and lowest during the summer months. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and results of operations between different quarters within a single fiscal year are not necessarily meaningful comparisons.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes thereto. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our unaudited condensed consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition and trade promotions, income taxes, and contingencies. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ materially from those estimates. For further discussion about our accounting policies, see “Summary of Significant Accounting Policies” in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 26, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies or critical accounting estimates during the 26-week period ended June 26, 2022.

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

We may take advantage of these exemptions until December 31, 2025, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (2) December 31, 2025; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We may choose to take advantage of some but not all of these exemptions.

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

There have been no material changes in our exposure to market risk during the 13-week or 26-week periods ended June 26, 2022 from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 26, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

•	We have incurred net losses in the past and we may not be able to maintain or increase our profitability in the future.
•	We have only recently expanded our product offerings beyond shell eggs and butter, which makes it difficult to forecast our future results of operations.
•	Sales of shell eggs constitute the vast majority of our revenue, and a reduction in these sales would have an adverse effect on our financial condition.
•	Failure to introduce successful new products or to successfully pursue growth by other means may adversely affect our ability to continue to grow.
•	We are dependent on the market for shell eggs, and fluctuations in this market could adversely affect our business, financial condition and results of operations.
•	Fluctuations in commodity prices and in the availability of feed grains could negatively impact our results of operations and financial condition.
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
•

We have substantially completed the expansion of Egg Central Station; however, we may not be successful in adequately staffing the expanded facility to meet production needs and the expanded facility may not operate in accordance with our expectations. Furthermore, future expansions of our processing capacity may not provide us with the benefits we expect to receive.

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

•

We could be adversely affected by a change in consumer preferences, perception and spending habits in the natural food industry generally and on animal-based products. In particular, any failure to develop or enrich our product offering or gain market acceptance of our new products could have a negative effect on our business.

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
•

Increased transportation costs and failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, has adversely impacted and is expected to continue to adversely impact our operating results.

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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $60.3 million in the 13-week period ended June 27, 2021 to $82.9 million in 13-week period ended June 26, 2022, our net revenue increased from $118.9 million in the 26-week period ended June 27, 2021 to $159.9 million in the 26-week period ended June 26, 2022, and our net revenue increased from $214.3 million in fiscal 2020 to $260.9 million in fiscal 2021. This growth has placed significant demands on our management, financial, operational, technological and other resources. The anticipated growth and expansion of our business depends on a number of factors, including our ability to:

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

For the 13-week period ended June 26, 2022 and June 27, 2021, we generated a net income of $0.2 million and $3.9 million, respectively. For the 26-week period ended June 26, 2022, we generated a net loss of $1.3 million, compared to the 26-week period ended June 27, 2021, where we generated net income of $7.4 million. We have also experienced net losses in prior fiscal years, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our expansion efforts may prove more expensive than we anticipate (including as a result of increases in equipment prices or transportation costs, which may be due to actual or threatened disruptions in our supply chain relating to public health pandemics, such as COVID-19, trade wars, geopolitical tensions, such as the Russia-Ukraine war, inflation or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our egg processing facility, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We also expect to continue to incur significant additional legal, accounting and other expenses as a public company that we did not incur as a private company. If we fail to continue to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

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

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 92% and 90% of our net revenue in the 13-week periods ended June 26, 2022 and June 27, 2021, respectively. Shell eggs accounted for approximately 92% of our net revenue in each of the 26-week periods ended June 26, 2022 and June 27, 2021. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs could have an adverse effect on our business, financial condition and results of operations.

Failure to introduce successful new products or to successfully pursue growth by other means may adversely affect our ability to continue to grow.

One element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. There can be no assurance that we will successfully develop and market new products that appeal to consumers. For example, in January 2022, we decided to discontinue our convenient breakfast offerings due primarily to financial performance, supply chain complexities and product shelf-life limitations. Any failure to successfully develop, market and launch future products may lead to decreased growth, sales and profitability.

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

Our estimates of market opportunity and growth forecasts included in this Quarterly Report on Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of the ongoing COVID-19 pandemic, geopolitical tensions and wars, inflation, rising interest rates, supply chain shortages, or other economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included herein should not be taken as indicative of our future growth.

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

Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, geopolitical tensions, inflation, transportation and storage costs, and agricultural and energy policies in the United States and internationally. We saw increasing prices for conventional and organic corn and soybean crops on a global basis in 2021 and early 2022, including increased prices resulting from the Russia-Ukraine war and measures taken in response thereto, inflation and supply chain shortages.

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

A substantial amount of our shell egg processing occurs at Egg Central Station, our shell egg processing facility in Springfield, Missouri. Any shutdown or period of reduced production at Egg Central Station, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in raw materials delivery, would significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to replace or repair, particularly because certain of our processing equipment is sourced internationally. We have seen pricing and capacity constraints related to internationally sourced equipment, and our equipment supply chains may be further disrupted in connection with pandemics, such as COVID-19, geopolitical tensions and wars (including the Russia-Ukraine war), inflation, trade wars or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. We have property and business disruption insurance in place for Egg Central Station; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We have substantially completed the expansion of Egg Central Station; however, we may not be successful in adequately staffing the expanded facility to meet production needs and the expanded facility may not operate in accordance with our expectations. Furthermore, future expansions of our processing capacity may not provide us with the benefits we expect to receive.

In January 2019, we commenced design of an expansion of Egg Central Station, our shell egg processing facility, in order to address our rapid growth and increase our shell egg processing capacity. Constructing and operating at this expanded facility has required, and will continue to require, significant capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. In addition, we will need to hire and retain more crew members to operate the expanded facility. In Springfield, Missouri, where Egg Central Station is located, there is a tight labor market. If we are unable to hire, train and retain additional crew members due to the current labor market (or as a result of other labor disruptions, including due to the ongoing COVID-19 pandemic), our ability to fully realize the benefits of the expanded facility may be materially limited. Even if the expanded facility is brought up to full processing capacity, it may not provide us with all of the operational and financial benefits we expect to receive.

Additionally, we recently announced that we have begun the design and site selection process for our next egg packing center. If this process does not proceed as anticipated, or if the potential new egg packing center is not brought up to full processing capacity or if we are unable to hire, train and retain crew members to support an additional egg packing center, we may not be able to fully realize the potential benefits of such an expansion, and our business, financial condition and operating results could be adversely affected.

Increased transportation and freight costs or failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, has adversely impact and is expected to continue to adversely impact our operating results.

We currently rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, chronic driver shortages, trucking capacity limitations due to general increases in freight demand, employee and contractor strikes or unavailability (including due to the ongoing COVID-19 pandemic) or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs arising from the COVID-19 pandemic and rising fuel costs due to international tensions and wars, we have recently seen increased transportation and freight costs, and we expect that these elevated costs could remain in effect for the foreseeable future. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

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

We source our eggs and cream for our products from our network of family farms, which is the foundation of our supply chain. If we are unable to maintain and expand this supply chain because of actions taken by farmers or other events outside of our control, we may be unable to timely supply distributors and customers with our products, which could lead to cancellation of purchase orders, damage to our commercial relationships and impairment of our brand. For example, we require our egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms, including as a result of interest rate increases, would impair their ability to partner with us. If our relationship with these farmers is disrupted, we may not be able to fully recover our investments in birds and feed, which would negatively impact our operating results. There are a number of factors that could impair our relationship with farmers, many of which are outside of our control. For example, while we strive to operate our business in a manner that drives long-term and sustainable benefits for our stakeholders, including farmers, we may make strategic decisions that the farmers do not believe align with their interests or values, which could cause the farmers to terminate their relationships with us. Any failure to maintain or expand our network of family farms would adversely affect our business, financial condition and results of operations.

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

We also compete with other food companies in the procurement of eggs and cream, and this competition may increase in the future if consumer demand increases for these items or products containing them or if competitors increasingly offer products in these market sectors. If supplies of eggs and cream that meet our quality standards are reduced or are in greater demand, we may not be able to obtain sufficient supply to meet our needs on favorable terms, or at all. For example, as a result of the ongoing COVID-19 pandemic, there have been recent disruptions in the U.S. cream supply, including increased freight costs for both collection and transport of cream ingredients to processing facilities. The cooperatives that we work with are under enormous financial pressures and the segregation of supply is an ongoing risk. We have worked with our co-manufacturers to mitigate these supply disruptions, but we expect that these supply disruptions will continue for the foreseeable future and that they may be further exacerbated by the ongoing effects of COVID-19, geopolitical tensions and wars, inflation or other economic uncertainties, each of which could impact our freight costs and our ability to fill customer orders in the future.

Our supply may also be affected by the number and size of farms that raise chickens and cows that meet our standards, changes in U.S. and global economic conditions and our ability to forecast our raw materials requirements. For example, in order to meet our standards, we require our poultry farms to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant and many of the farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, interest rate increases or any U.S. government shutdown (including in connection with COVID-19) could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities and the relative financial performance of raising chickens and cows in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

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

Further, competitors with substantially greater operations and resources than we have may be less affected by the ongoing COVID-19 pandemic than we are. In connection with the pandemic, we have, at times, restricted employee travel, cancelled certain events with consumers, customers or partners, imposed operational safeguards at Egg Central Station and limited access to our headquarters. Although we are monitoring the situation, we cannot predict the ultimate extent to which the pandemic may disrupt our operations or if we are required to implement other changes, such as closure of our egg processing facility. Any significant disruption resulting from this or similar events on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until we would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results. A prolonged disruption of our business could also damage our reputation.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for stick butter, one co-manufacturer for spreadable tub butter, one co-manufacturer for ghee and one co-manufacturer for liquid eggs. While we currently have written manufacturing contracts with our co-manufacturers for stick butter, spreadable tub butter, and one of our co-manufacturers for hard-boiled eggs, we do not currently have written manufacturing contracts with our other co-manufacturers. Due to the absence of written contracts with certain of our co-manufacturers, these co-manufacturers can generally seek to alter or terminate their relationships with us at any time, leaving us with periods during which we have limited or no ability to manufacture certain of our products.

In addition, due to the limited number of co-manufacturers, an interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, regulatory issues or noncompliance, disease outbreaks or pandemics (such as COVID-19), war, terrorism, fire, earthquakes, flooding or other natural disasters, could delay, postpone or reduce production of some of our products, which could have an adverse effect on our business, financial condition and results of operations until such time as the interruption is resolved or an alternate source of production is secured, especially in times of low inventory.

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

In the 13-weeks ended June 26, 2022 and June 27, 2021, UNFI (which was Whole Foods’ primary distributor other than from April 2020 to August 2021) accounted for approximately 32% and less than 10% of our net revenue, respectively, KeHE accounted for approximately 10%, and 10% of our net revenue, respectively, and US Foods (which was Whole Foods’ primary distributor from April 2020 to August 2021) accounted for 0% and 25% of our net revenue, respectively. In the 26-weeks ended June 26, 2022 and June 27, 2021, UNFI (which was Whole Foods’ primary distributor other than from April 2020 to August 2021) accounted for approximately 32% and less than 10% of our net revenue, respectively, KeHE accounted for approximately 10%, and 10% of our net revenue, respectively, and US Foods (which was Whole Foods’ primary distributor from April 2020 to August 2021) accounted for approximately 0% and 25% of our net revenue, respectively. In the 26-weeks ended June 26, 2022 and June 27, 2021, UNFI (which was Whole Foods’ primary distributor other than from April 2020 to August 2021) accounted for approximately 32% and less than 10% of our net revenue, respectively, KeHE accounted for approximately 10%, and 10% of our net revenue, respectively, and US Foods (which was Whole Foods’ primary distributor from April 2020 to August 2021) accounted for less than 10% and approximately 25% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all), under similar terms and conditions, could adversely affect our business, financial condition and results of operations.

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

Our retail customers include natural channel and mainstream channel stores, which have been undergoing a consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, as well as operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private-label products, all of which could negatively impact our business. During the 13-week and 26-week periods ended June 26, 2022 and June 27, 2021, our largest direct retail customer, Kroger, accounted for approximately 12% and 11% of our net revenue, respectively.

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 24% and 27% of our retail sales in the 13-week periods ended June 26, 2022 and June 27, 2021, respectively and 25% and 27% for the 26-week periods then ended. The loss of Kroger, Whole Foods or any other large retail customer or the reduction of purchasing levels or the cancellation of any business from Kroger, Whole Foods or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

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

We rely on a limited number of co-manufacturers and cold storage providers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for stick butter, one co-manufacturer for spreadable tub butter, one co-manufacturer for ghee, and one co-manufacturer for liquid eggs. Our financial performance depends in large part on our ability to obtain adequate co-manufacturing and cold storage facilities services in a timely manner. We are not assured of continued co-manufacturing and cold storage capacities. Certain of our co-manufacturers or our cold storage providers could discontinue or seek to alter their relationship with us. In addition, we are not assured of sufficient capacities of these providers commensurate with increased product demand.

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

In many product categories, we compete not only with other widely advertised branded products, but also with private-label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide a higher quality and greater value than less expensive alternatives. If the difference in perceived value between our brands and private-label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. We believe that in periods of economic uncertainty, particularly in periods of uncertainty driven by high inflation, consumers may purchase more lower-priced private-label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our higher margin products or a shift in our product mix to lower margin offerings. In addition, our foodservice product sales will be reduced if consumers reduce the amount of food that they consume away from home at our foodservice customers, whether as a result of restaurant closures or government-ordered quarantines, travel restrictions or other directives in connection with the COVID-19 pandemic or in times of economic uncertainty driven by inflation or other factors.

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

We and our co-manufacturers purchase and use significant quantities of cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard to package our products. Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, we may not be able to implement price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes. Additionally, if the availability of certain packaging supplies is limited due to factors beyond our control (including as a result of the COVID-19 pandemic or disruptions to global supply chains), or if packaging supplies do not meet our standards, we may make changes to our product packaging, which could negatively impact the perception of our brand. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for certain of our shell egg products. If we are not successful in managing our packaging costs or the supply of packaging that meets our standards to use for our products, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, any of these factors could adversely affect our business, financial condition, and results of operations.

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

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. We may also have difficulty preserving our company culture as a large portion of our existing and newly hired workforce are working remotely on a permanent basis. If we fail to maintain our company culture or focus on our purpose, our business and competitive position may be harmed.

Our operations are geographically consolidated. A major tornado or other natural disaster within the region in which we operate could seriously disrupt our entire business.

Egg Central Station, our shell egg processing facility, is located in Springfield, Missouri. This facility and our network of family farms supporting our shell egg business are concentrated in the Midwestern portion of the Pasture Belt. The cream for our butter is sourced from two separate and distinct geographical areas, one area in the Midwest and one area in the Northeast. This supply encompasses a total of approximately 68 farms. Butter is manufactured in close proximity to the Midwest farm supply. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters, but a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

Outbreaks of agricultural diseases, including avian influenza, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce demand for our products and harm our business.

Our business activities are subject to a variety of agricultural risks, including pests and diseases such as avian influenza, which can materially and adversely affect the quality and quantity of products, including shell eggs, that we distribute.  While we are confident in the controls and procedures we maintain to reduce the risk to our farms and production facilities of disease, including with respect to the recent avian influenza outbreaks in the United States, if a substantial portion of our farms or production facilities were affected by an outbreak of disease such as avian influenza, this could have a material and adverse effect on our business, financial condition and results of operations.  Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be negatively affected by resulting governmental restrictions on our operations and the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions for our industry. For example, certain states in which our family farms are located have recommended or required during the 26-week period ended June 26, 2022, that farms keep hens indoors to help limit exposure to avian influenza. Prolonged requirements to keep our hens indoors could adversely impact consumer perception of our egg products in comparison to those of our competitors, which could have a negative effect on our business, financial condition and operating results.

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

The impact of COVID-19 on any of our suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by COVID-19, including interruptions to global shipping that may impact our and our suppliers’ ability to access equipment and other materials, continue for an extended period of time, our ability to meet the demands of our customers or to expand as planned may be materially impacted. The COVID-19 vaccination rate in the State of Missouri currently is currently lower than the national rate, and the reported rates of infection and hospitalization due to COVID-19 in Greene County, Missouri, where our Egg Central Station shell egg processing facility is located, rose at certain points during the 26-week period ended June 26, 2022. If we are forced to scale back hours of operation or close this facility in response to the pandemic, or if the effects of COVID-19 or related mitigation measures make it difficult to adequately staff the facility to meet the demands of its expansion, our business, financial condition and results of operations would be materially and adversely affected.

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

Adverse and uncertain economic conditions, including uncertainty related to inflation, market volatility, the ongoing COVID-19 pandemic, or geopolitical tensions and wars, including the Russia-Ukraine war, may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, co-manufacturers, distributors, retailers, foodservice consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, consumers may reduce the amount of our egg products that they purchase where there are more affordable products, including caged, cage-free and free-range egg and egg product offerings, which generally have lower retail prices than our eggs. In addition, our products are sold to consumers at a premium price point, and in an economic downturn, consumers may choose to purchase private-label or commodity products rather than our products because they are generally less expensive. Further, our foodservice product sales will be reduced if consumers reduce the amount of food they consume away from home at our foodservice customers, whether in connection with the ongoing COVID-19 pandemic, or in other times of economic uncertainty. Distributors and customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Disruptions in international trade, including disruptions due to the ongoing COVID-19 pandemic and Russia-Ukraine war, may have a material adverse impact on us, our suppliers and our network of farms, including our ability to expand our operations as planned.

The global COVID-19 pandemic and the Russia-Ukraine war have disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. We, our suppliers and our network of family farms are dependent on the import of equipment and other supplies from Europe and other locations.  To the extent that disruptions to global shipping, including disruptions due to COVID-19 pandemic or geopolitical tensions or wars, such as the Russia-Ukraine war, negatively impact our, our suppliers’ and our network of farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

We are also subject to state and local regulations, including product requirements, labeling requirements and import restrictions. For example, the State of Iowa requires that grocery stores which participate in the Special Supplement Nutrition Program for Women, Infants, and Children, and which sell eggs produced by chickens advertised as being housed in cage-free, free-range or enriched colony cage environments, also sell “conventional” eggs produced by chickens that are not so advertised. That regulation impacted the space allocation for non-caged eggs on the shelves of retailers in Iowa and their willingness to carry our eggs. In addition, one or more states could pass regulations that establish requirements that our products would not satisfy. If our products fail to meet such individual state standards or are restricted from being imported into a state by regulatory requirements, our business, financial condition or results of operations could be materially and adversely affected.

We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us, the farms or the co-manufacturers to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See the section titled “—Government Regulation” in Part I, Item 1, “Business,” of our Annual Report on Form 10-K for further information on the regulations to which we are subject.

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

Our business operations and ownership and past and present operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and natural resources. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business. We could also experience in the future significant opposition from third parties with respect to our business, including environmental non-governmental organizations, neighborhood groups and municipalities. Additionally, new matters or sites may be identified in the future, including in connection with the potential expansion of our egg packing capacity, that will require additional environmental investigation, assessment, or expenditures, which could cause additional capital expenditures. Future discovery of contamination of property underlying or in the vicinity of our present, or future, properties or facilities and/or waste disposal sites could require us to incur additional expenses, delays to our business and to our proposed construction. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations, could adversely affect our business, financial condition and results of operations.

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

As a public company, we have incurred and will continue to incur significant finance, legal, accounting, and other expenses, including director and officer liability insurance. We expect that these expenses will increase further after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time toward compliance with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and time commitments.

Risks Related to Information Technology and Intellectual Property

We rely on information technology systems and any inadequacy, failure, interruption or security breaches of those systems may harm our ability to effectively operate our business.

We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. In addition, while we have not experienced a material information security breach in the last three years, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could have an adverse effect on our business.

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

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of uncertainties surrounding inflation, geopolitical tensions, and the ongoing COVID-19 pandemic and related impacts.

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

Based on the number of shares outstanding as of June 26, 2022, our directors, and officers hold, in the aggregate, approximately 27% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters, including, but not limited to, delaying or preventing a third party from acquiring control over us.

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

In addition, as of June 26, 2022, there were 5,226,124 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.

Further, based on shares outstanding as of June 26, 2022, holders of approximately 13.4 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and provisions of Delaware law applicable to us as a public benefit corporation, may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•

authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock that may be senior to our common stock with terms, rights and preferences determined by our board of directors;

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, or DGCL, which generally, subject to certain exceptions, prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.

Also, as a public benefit corporation, our board of directors is required by the DCGL to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits identified in our certificate of incorporation. Additionally, pursuant to our amended and restated certificate of incorporation, a vote of at least 66 2/3% of our outstanding shares of voting stock is required for matters directly or indirectly amending or removing our public benefit purpose, or to effect a merger or consolidation involving stock consideration with an entity that is not a public benefit corporation with an identical public benefit to ours. These provisions may make it more difficult for another party to obtain control of us without maintaining our public benefit corporation status and purpose. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; any action as to which the DCGL confers jurisdiction to the court of Chancery of the State of Delaware; or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy.  As of June 26, 2022, we have used an aggregate of $32.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $23 million for the expansion of Egg Central Station.

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

10.1+

Second Amended and Restated Employment Agreement between the Company and Russell Diez-Canseco, dated April 1, 2022. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on May 5, 2022).

10.2+

Second Amended and Restated Employment Agreement between the Company and Jason Dale, dated April 1, 2022. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on May 5, 2022).

10.3+

Change in Control Severance Plan, effective March 31, 2022, and form of Participation Agreement, (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on May 5, 2022).

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

Vital Farms, Inc.

Dated: August 4, 2022	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2022	By:	/s/ Bo Meissner
Bo Meissner
Chief Financial Officer (Principal Financial Officer)