Form 10-Q
period 2022-09-25
Vital Farms, Inc.
filed 2022-11-03
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2022

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

As of October 31, 2022, the registrant had 40,731,879 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to attract and retain our farmers, suppliers, distributors and co-manufacturers;
•
our ability to sustain or increase our profitability;
•
our ability to procure sufficient high-quality eggs, butter, cream and other raw materials;
•
real or perceived quality with our products or other issues that adversely affect our brand and reputation;
•
changes in the tastes and preferences of our consumers;
•
the financial condition of, and our relationships with, our farmers suppliers, co-manufacturers, distributors, retailers and foodservice customers, as well as the health of the foodservice industry generally;
•
the ability of our farmers suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;
•
the effects of a public health pandemic or contagious disease, such as COVID-19, or fear of such outbreaks, on our supply chain, the demand for our products, and on overall economic conditions and consumer confidence and spending levels;
•
the impact of the recently completed expansion of our Egg Central Station facility on our revenue;
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
•
the impact of adverse economic conditions, including as a result of the war between Ukraine and Russia, increased interest rates and inflation;
•
the sufficiency of our cash to meet our liquidity needs;
•
seasonality; and
•
the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. A summary of selected risks associated with our business is set forth at the

ii

beginning of the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 25, 2022	December 26, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,838	$30,966
Investment securities, available-for-sale	68,076	68,621
Accounts receivable, net	33,128	26,938
Inventories	25,471	10,945
Prepaid expenses and other current assets	5,572	3,817
Total current assets	151,085	141,287
Property, plant and equipment, net	48,230	44,608
Operating lease right-of-use assets	2,238	—
Goodwill	3,858	3,858
Other assets	1,183	189
Total assets	$206,594	$189,942
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,566	$22,520
Accrued liabilities	23,686	15,143
Operating lease liabilities	1,444	—
Finance lease liabilities	5	327
Income taxes payable	112	—
Total current liabilities	50,813	37,990
Operating lease liabilities, non-current	1,011	—
Other liabilities	209	192
Total liabilities	$52,033	$38,182
Commitments and contingencies (Note 15)	—	—
Redeemable noncontrolling interest	—	175
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of September 25, 2022 and December 26, 2021; 40,731,879 and 40,493,969 shares issued and outstanding as of September 25, 2022 and December 26, 2021, respectively	4	5
Additional paid-in capital	154,066	149,000
Retained earnings	2,294	2,746
Accumulated other comprehensive loss	(1,803)	(281)
Total stockholders’ equity attributable to Vital Farms, Inc. stockholders	154,561	151,470
Noncontrolling interests	—	115
Total stockholders’ equity	$154,561	$151,585
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$206,594	$189,942

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net revenue	$92,040	$64,627	$251,969	$183,496
Cost of goods sold	62,549	44,788	175,838	120,394
Gross profit	29,491	19,839	76,131	63,102
Operating expenses:
Selling, general and administrative	20,561	15,326	55,193	42,053
Shipping and distribution	6,906	6,318	22,279	16,755
Total operating expenses	27,467	21,644	77,472	58,808
Income (loss) from operations	2,024	(1,805)	(1,341)	4,294
Other income (expense), net:
Interest expense	(12)	(11)	(27)	(42)
Other income (expense), net	164	3	501	300
Total other income (expense), net	152	(8)	474	258
Net income (loss) before income taxes	2,176	(1,813)	(867)	4,552
Income tax provision (benefit)	1,465	(486)	(232)	(1,485)
Net income (loss)	711	(1,327)	(635)	6,037
Less: Net loss attributable to noncontrolling interests	(12)	(6)	(21)	(41)
Net income (loss) attributable to Vital Farms, Inc. common stockholders	$723	$(1,321)	$(614)	$6,078
Net income (loss) per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.02	$(0.03)	$(0.02)	$0.15
Diluted:	$0.02	$(0.03)	$(0.02)	$0.14
Weighted average common shares outstanding:
Basic:	40,695,014	40,196,410	40,618,736	39,910,063
Diluted:	42,879,818	40,196,410	40,618,736	43,380,711

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net income (loss)	$711	$(1,327)	$(635)	$6,037
Other comprehensive loss
Unrealized holding loss on available-for-sale securities, net of deferred tax benefit of $110 and $5 for the 13-week periods ended September 25, 2022 and September 26, 2021, respectively and $471 and $19 for the 39-week periods ended September 25, 2022 and September 26, 2021, respectively	(356)	(21)	(1,522)	(69)
Total comprehensive income (loss)	$355	$(1,348)	$(2,157)	$5,968

See accompanying notes to the unaudited condensed consolidated financial statements

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock					Total Stockholders’ Equity Attributable
	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 26, 2021	$175	40,493,969	$5	$149,000	$2,746	$(281)	$151,470	$115	$151,585
Exercise of stock options	—	102,328	—	254	—	—	254	—	254
Stock-based compensation expense	—	—	—	1,296	—	—	1,296	—	1,296
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	162	—	162	(164)	(2)
Other comprehensive loss, net	—	—	—	—	—	(783)	(783)	—	(783)
Net loss attributable to Vital Farms, Inc. stockholders	—	—	—	—	(1,536)	—	(1,536)	—	(1,536)
Balances as of March 27, 2022	$175	40,596,297	$5	$150,550	$1,372	$(1,064)	$150,863	$(49)	$150,814
Exercise of stock options	—	35,573	—	143	—	—	143	—	143
Vesting of restricted stock units	—	47,544	—	(9)	—	—	(9)	—	(9)
Stock-based compensation expense	—	—	—	1,633	—	—	1,633	—	1,633
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive loss, net	—	—	—	—	—	(383)	(383)	—	(383)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	199	—	199	—	199
Balances as of June 26, 2022	$175	40,679,414	$5	$152,317	$1,571	$(1,447)	$152,446	$(56)	$152,390
Exercise of stock options	—	49,941	—	171	—	—	171	—	171
Vesting of restricted stock units	—	2,524	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,578	—	—	1,578	—	1,578
Dissolution of equity investment	(175)	—	(1)	—	—	—	(1)	68	67
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive loss, net	—	—	—	—	—	(356)	(356)	—	(356)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	723	—	723	—	723
Balances as of September 25, 2022	$—	40,731,879	$4	$154,066	$2,294	$(1,803)	$154,561	$—	$154,561

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock		Treasury Stock					Total Stockholders’ Equity Attributable
	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 27, 2020	$175	44,938,958	$5	(5,494,918)	$(16,276)	$144,311	$14,039	$(31)	$142,048	$163	$142,211
Exercise of stock options	—	300,266	—	—	—	525	—	—	525	—	525
Stock-based compensation expense	—	—	—	—	—	853	—	—	853	—	853
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	(11)	(11)
Other comprehensive loss, net	—	—	—	—	—	—	—	(22)	(22)	—	(22)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	—	—	3,491	—	3,491	—	3,491
Balances as of March 28, 2021	$175	45,239,224	$5	(5,494,918)	$(16,276)	$145,689	$17,530	$(53)	$146,895	$152	$147,047
Exercise of stock options	—	393,922	—	—	—	978	—	—	978	—	978
Vesting of restricted stock units	—	15,000	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,141	—	—	1,141	—	1,141
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	(24)	(24)
Other comprehensive loss, net	—	—	—	—	—	—	—	(26)	(26)	—	(26)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	—	—	3,907	—	3,907	—	3,907
Balances as of June 27, 2021	$175	45,648,146	$5	(5,494,918)	$(16,276)	$147,808	$21,437	$(79)	$152,895	$128	$153,023
Exercise of stock options	—	149,242	—	—	—	532	—	—	532	—	532
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,198	—	—	1,198	—	1,198
Net loss attributable to non- controlling interests - stockholders	—	—	—	—	—	—	—	—	—	(6)	(6)
Retirement of treasury stock	—	(5,494,918)	—	5,494,918	16,276	(2,555)	(13,721)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	—	(21)	(21)	—	(21)
Net loss attributable to Vital Farms, Inc. stockholders	—	—	—	—	—	—	(1,321)	—	(1,321)	—	(1,321)
Balances as of September 26, 2021	$175	40,302,470	$5	—	$—	$146,983	$6,395	$(100)	$153,283	$122	$153,405

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	39-Weeks Ended
	September 25, 2022	September 26, 2021
Cash flows from operating activities:
Net (loss) income	$(635)	$6,037
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,795	2,526
Amortization of right-of-use assets	1,228	—
Amortization of available-for-sale debt securities	660	1,004
Stock-based compensation expense	4,498	3,192
Bad debt expense	501	65
(Decrease) increase in inventory provision	(388)	186
Deferred taxes	(474)	(1,670)
Other	147	180
Changes in operating assets and liabilities:
Accounts receivable	(6,692)	(1,433)
Inventories	(14,138)	(1,862)
Prepaid expenses and other current assets	(1,884)	(818)
Deposits and other assets	20	(114)
Income taxes payable	112	—
Accounts payable	2,970	1,385
Accrued liabilities	8,015	4,626
Operating lease liabilities	(1,103)	—
Net cash (used in) provided by operating activities	$(3,368)	$13,304
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,898)	(14,192)
Purchases of available-for-sale debt securities	(33,173)	(43,106)
Sales of available-for-sale debt securities	—	1,436
Maturities and call redemptions of available-for-sale debt securities	31,145	39,300
Proceeds from the sale of property, plant and equipment	89	—
Dissolution of equity investment	(108)	—
Net cash used in investing activities	$(8,945)	$(16,562)
Cash flows from financing activities:
Payment of contingent consideration	(38)	(126)
Principal payments under finance lease obligations	(336)	(351)
Proceeds from exercise of stock options	559	2,035
Net cash provided by financing activities	$185	$1,558
Net decrease in cash and cash equivalents	(12,128)	(1,700)
Cash and cash equivalents at beginning of the period	30,966	29,544
Cash and cash equivalents at end of the period	$18,838	$27,844
Supplemental disclosure of cash flow information:
Cash paid for interest	$27	$38
Cash paid for income taxes	$97	$4
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$868	$494

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (the “Company”, “we”, “us” or “our”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. The Company packages, markets and distributes shell eggs, butter and other products. These products are sold under the trade names Vital Farms and RedHill Farms, primarily to retail and foodservice channels in the United States.

The accompanying unaudited condensed consolidated financial statements as of September 25, 2022 and for the 13-week and 39-week periods ended September 25, 2022 and September 26, 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto on our Annual Report on Form 10-K for the fiscal year ended December 26, 2021 (“Annual Report on Form 10-K”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of our consolidated financial position as of September 25, 2022, consolidated results of operations for the 13-week and 39-week periods ended September 25, 2022 and September 26, 2021, and consolidated cash flows for the 39-week periods ended September 25, 2022 and September 26, 2021. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated results of operations for the 13-week and 39-week periods ended September 25, 2022 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 25, 2022.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 25, 2022 and September 26, 2021 both contain operating results for 13 weeks.

Impact of COVID-19 Pandemic: Due to the COVID-19 pandemic, the Company has implemented business continuity plans designed to address and mitigate the impact of the pandemic on the Company’s business. The Company does not currently anticipate that the COVID-19 pandemic will have a material impact on the timelines for the Company’s product development and expansion efforts. However, the full extent to which the COVID-19 pandemic impacts the Company’s business, product development and expansion efforts, corporate development objectives and the value of and market for the Company’s common stock will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. The global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 26, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K. Other than the adoption of the new accounting pronouncements as further described below, there have been no material changes to the Company’s significant accounting policies during the 39-week period ended September 25, 2022.

Recently Adopted Accounting Pronouncements: The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 26, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as described below, there have been no new accounting pronouncements adopted by the Company during the 39-week period ended September 25, 2022.

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

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of September 25, 2022:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$68,613	$(2,331)	$66,282
Commercial Paper	650	—	650
U.S. Treasury	1,177	(33)	1,144
Total	$70,440	$(2,364)	$68,076

The following table summarizes the Company’s available-for-sale investment securities as of December 26, 2021:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$64,816	$(364)	$64,452
Commercial Paper	2,999	—	2,999
U.S. Treasury	1,177	(7)	1,170
Total	$68,992	$(371)	$68,621

The securities incurred unrealized losses of $466 and $1,993, and related tax benefits of $110 and $471 for the 13-week and 39-week periods ended September 25, 2022. The unrealized losses in our U.S. corporate bond portfolio consist of losses on 97 diversified issuances with credit ratings ranging from BBB to AAA. There are no individual bonds with unrealized losses exceeding $100, and 24 issuances have been in a loss position greater than 12 months with aggregate unrealized losses of $726.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months, and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that the bonds will be called early given the current interest rate environment, and it does not have current liquidity needs that would necessitate a sale of the investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of September 25, 2022.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of investment securities as of September 25, 2022 are as follows:

	Amortized Cost	Fair Value
Due within one year	$20,464	$20,116
Due in 1-5 years	49,976	47,960
Total available-for-sale	$70,440	$68,076

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of September 25, 2022, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$—	$66,282	$—	$66,282
Commercial Paper	—	650	—	650
Money Market	10,804	—	—	10,804
U.S. Treasury	—	1,144	—	1,144
Total assets measured at fair value	$10,804	$68,076	$—	$78,880

	Fair Value Measurements as of December 26, 2021, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$—	$64,452	$—	$64,452
Commercial Paper	—	2,999	—	2,999
Money Market	20,101	—	—	20,101
U.S. Treasury	—	1,170	—	1,170
Total assets measured at fair value	$20,101	$68,621	$—	$88,722

Note 4. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
Net Revenue:
Egg and egg-related products	$86,191	$58,999	$236,419	$169,767
Butter and butter-related products	5,849	5,628	15,550	13,729
Net Revenue	$92,040	$64,627	$251,969	$183,496

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs, butter (including stick butter and spreadable tub butter) and ghee. The Company’s previous convenient breakfast product line (including egg bites and egg-based breakfast bars) was discontinued in 2022.

As of September 25, 2022 and December 26, 2021, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net, and during the 13-week and 39-week periods ended September 25, 2022 and September 26, 2021, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from these significant customers during the 13-week and 39-week periods ended September 25, 2022 and September 26, 2021 is as follows:

	Net Revenue for the 13-Weeks Ended September 25, 2022	Net Revenue for the 13-Weeks Ended September 26, 2021	Net Revenue for the 39-Weeks Ended September 25, 2022	Net Revenue for the 39-Weeks Ended September 26, 2021
Customer A	24%	20%	27%	13%
Customer B	*	11%	*	20%
Customer C	*	11%	*	10%
Customer D	11%	14%	11%	12%

*Revenue was less than 10%.

The increase in the percentage of net revenue for Customer A for the 13-week and 39-week periods ended September 25, 2022 compared to the 13-week and 39-week periods ended September 26, 2021 is due to a shift in the Company’s distribution channels away from Customer B during the year ended December 26, 2021. The decrease in the percentage of net revenue for Customer D for the 13-week and 39-week periods ended September 25, 2022 compared to the 13-week and 39-week periods ended September 26, 2021 is due to shifts in the Company's distribution channels.

The percentage of accounts receivable, net due from these significant customers as of September 25, 2022 and December 26, 2021 is as follows:

	Accounts Receivable, Net as of September 25, 2022	Accounts Receivable, Net as of December 26, 2021
Customer A	23%	19%
Customer B	*	*
Customer C	*	*
Customer D	16%	13%

* Accounts receivable was less than 10%.

Note 5. Accounts Receivable

Accounts receivable, net, were $33,128 and $26,938 as of September 25, 2022 and December 26, 2021, respectively.

As of September 25, 2022 and December 26, 2021, the Company had an allowance for doubtful accounts of $770 and $269, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 26, 2021	$(269)
Provisions Charged to Operating Results	(68)
Account Write-off and Recoveries	—
As of March 27, 2022	$(337)
Provisions Released to Operating Results	24
Account Write-off and Recoveries	31
As of June 26, 2022	(282)
Provisions Charged to Operating Results	(523)
Account Write-off and Recoveries	35
As of September 25, 2022	$(770)

Note 6. Inventories

Inventory consisted of the following as of the periods presented:

	September 25, 2022	December 26, 2021
Eggs and egg-related products	$13,578	$5,850
Butter and butter-related products	5,333	2,359
Packaging	4,996	2,166
Pullets	626	267
Other	978	731
Reserve for inventory obsolescence	(40)	(428)
	$25,471	$10,945

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether provisions for excess or obsolete inventory reserves are required.

Note 7. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	September 25, 2022	December 26, 2021
Land	$552	$525
Land improvements	835	—
Buildings and improvements	28,926	14,214
Vehicles	757	695
Machinery and equipment	24,524	15,523
Leasehold improvements	918	830
Furniture and fixtures	678	503
Construction in progress	1,809	21,164
	58,999	53,454
Less: Accumulated depreciation and amortization	(10,769)	(8,846)
Property, plant and equipment, net	$48,230	$44,608

As of September 25, 2022 and December 26, 2021, machinery and equipment leased under finance leases and included in property, plant and equipment, net in the unaudited condensed consolidated balance sheets was $23 and $876, respectively.

During the 13-week periods ended September 25, 2022 and September 26, 2021, depreciation and amortization of property, plant and equipment was approximately $1,508 and $907, respectively. During the 39-week periods ended September 25, 2022 and September 26, 2021, depreciation and amortization of property, plant and equipment was approximately $3,795 and $2,526, respectively.

As of the 39-week period ended September 25, 2022, $22.5 million of construction in progress, related to our expansion of Egg Central Station, was put into service across various property, plant and equipment categories.

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

As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase cost of eggs, which includes costs associated with the eggs and the corresponding cost of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers and are also reported as part of our variable lease cost. For the 13-week and 39-week periods ended September 25, 2022, these costs totaled $34.7 and $97 million, respectively.

Our office lease for our corporate headquarters facility in Austin, Texas includes an option to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to five years. In addition, certain leases contain termination options, where the rights to terminate are held by the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. As of September 25, 2022, it is not reasonably certain that the Company will exercise the right to extend its office lease and therefore, the Company has not included the extended term in the calculation of its ROU assets or liabilities. The Company’s leases do not contain any material restrictive covenants or residual value guarantees.

Operating lease cost is recognized on a straight-line basis over the lease term and is classified within cost of goods sold and selling, general and administrative cost in the unaudited condensed consolidated statement of operations for the 13-week and 39-week periods ended September 25, 2022.

Finance lease cost is recognized as amortization expense for the ROU assets and interest expense associated with the finance lease liabilities. Amortization expense associated with our finance leases during the 13-week and 39-week periods ended September 25, 2022 was $59 and $216, respectively, and is recorded within cost of goods sold and selling, general and administrative costs in the unaudited condensed consolidated statement of operations.

The components of lease cost for the 13-week and 39-week periods ended September 25, 2022 are below:

	13-Weeks Ended	39-Weeks Ended
	September 25, 2022	September 25, 2022
Operating lease cost	$361	$1,083
Finance lease cost - amortization of right-of-use assets	59	216
Finance lease cost - interest on lease liabilities	—	5
Short-term lease cost	32	46
Variable lease cost	35,502	98,917
Total lease cost	$35,954	$100,267

Supplemental cash flow information related to leases is as follows:

Cash paid for amounts included in measurement of lease liabilities:

	13-Weeks Ended	39-Weeks Ended
	September 25, 2022	September 25, 2022
Operating cash outflows - payments on operating leases	$368	$1,103
Operating cash outflows - interest payments on finance leases	—	5
Financing cash outflows - principal payments on finance leases	84	331

Right-of-use assets obtained in exchange for new lease obligations:

As of September 25, 2022
Operating leases	$—
Finance leases	26

Supplemental balance sheet information related to leases is as follows:

As of September 25, 2022
Operating Leases
Operating lease right-of-use assets	$2,238

Operating lease liabilities	1,444
Operating lease liabilities, non-current	1,011
Total operating lease liabilities	$2,455
Finance Leases
Property, plant and equipment, net	$23

Finance lease liabilities	5
Other liabilities	17
Total finance lease liabilities	$22

	As of September 25, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	2.31	4.29
Weighted-average discount rate	3.30%	3.55%

Future undiscounted cash flows are as follows:

	As of September 25, 2022
	Operating Leases	Finance Leases
Remainder of 2022	$374	$1
2023	1,254	6
2024	471	6
2025	338	6
2026	115	6
Thereafter	—	—
Total lease payments	2,552	25
Less imputed interest	(97)	(3)
Total present value of lease liabilities	$2,455	$22

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	September 25, 2022	December 26, 2021
Accrued promotions and customer deductions	$6,359	$3,599
Accrued distribution fees and freight	4,072	3,875
Accrued employee related costs	5,199	3,039
Accrued purchases of inventory	1,556	1,197
Accrued marketing and broker commissions	3,875	769
Accrued property, plant and equipment	792	1,258
Accrued professional fees	858	397
Other	975	1,009
Accrued liabilities	$23,686	$15,143

Note 10. Product Exit Costs

During the 39-week period ended September 25, 2022, the Company made the determination to exit its convenient breakfast product category due to a shift in the Company's focus to product categories that are core to its operations. Charges incurred in connection with these product exits are expected to be paid or settled by the end of the 13-week period ending December 25, 2022. Due to the relatively short term over which the charges will ultimately be settled, the Company believes the actual charges as shown below approximate fair value.

The following table summarizes the activity related to the exit of the Company’s convenient breakfast products:

		For the 39-week period ended September 25, 2022
Description	Statement of Operations Classification	Charges Incurred	Amounts Paid or Settled	Amounts Released as Unutilized	Ending Liability Balance
Contract terminations	Selling, general and administrative	$1,126	$(1,126)	$—	$—
Inventory obsolescence	Cost of goods sold	749	(749)	—	—
Customer allowances	Net revenue	146	(111)	(35)	—
Asset write-downs	Cost of goods sold	119	—	—	119
Co-manufacturer charges	Cost of goods sold	135	(135)	—	—
Asset disposals	Selling, general and administrative	66	(66)	—	—
Total		$2,341	$(2,187)	$(35)	$119

Note 11. Common Stock

Common Stock: As of September 25, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 40,731,879 shares were issued and outstanding.

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock, if any. Each share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of preferred stock, if any. No cash dividends had been declared or paid during the periods presented.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	September 25, 2022	December 26, 2021
Options to purchase common stock	4,650,759	4,927,033
Restricted stock units	513,944	107,867
Shares available for grant under the 2020 Equity Incentive Plan and 2020 Employee Stock Purchase Plan	11,507,753	9,993,187
Total	16,672,456	15,028,087

Treasury Stock: In August 2021, the Company retired an aggregate of 5,494,918 shares of its common stock held in treasury. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

Note 12. Stock-Based Compensation

During the 13-week periods ended September 25, 2022 and September 26, 2021, the Company recognized stock-based compensation expense of $1,569 and $1,198, respectively. The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of the grant. The Company records stock-based compensation expense in selling, general and administrative expenses and cost of goods sold. During the 13-week periods ended September 25, 2022 and September 26, 2021, stock-based compensation expense of $56 and $37, respectively, was recognized in cost of goods sold.

During the 39-week periods ended September 25, 2022 and September 26, 2021, the Company recognized stock-based compensation expense of $4,498 and $3,192, respectively. During the 39-week periods ended September 25, 2022 and September 26, 2021, $146 and $102 of stock-based compensation expense was recognized in cost of goods sold, respectively.

As of September 25, 2022, total unrecognized stock-based compensation expense related to unvested stock options and the Company’s restricted stock units (“RSU”) was $11,889, which is expected to be recognized over a weighted-average period of 2.12 years.

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 26, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 26, 2021	4,927,033	$9.25		$50,561,622
Granted	156,125	$12.45
Exercised	(180,835)	$3.14		$1,826,894
Cancelled	(251,564)	$12.91		$1,043,490
Outstanding as of September 25, 2022	4,650,759	$9.37	5.9	$25,943,703
Options exercisable as of September 25, 2022	3,042,027	$6.53	5.0	$21,325,183
Options vested and expected to vest as of September 25, 2022	4,648,842	$9.38	5.9	$25,930,203

The fair value of shares vested during the 13-week periods ended September 25, 2022 and September 26, 2021 was $2,261 and $1,968, respectively. The fair value of shares vested during the 39-week periods ended September 25, 2022 and September 26, 2021 was $4,471 and $2,880, respectively.

Restricted Stock Unit Activity

The following table summarizes the RSU activity since December 26, 2021:

	Number of RSUs	Weighted- Average Exercise Price
Unvested as of December 26, 2021	107,867	$27.53
Granted	512,587	12.27
Vested	(54,888)	27.28
Forfeited	(51,622)	14.78
Unvested as of September 25, 2022	513,944	$13.62

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted its 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by the Company's stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of September 25, 2022, 9,815,381 shares were available for future grants of the Company’s common stock, which includes 1,619,758 shares of stock that were automatically added to the available reserve on January 1, 2022. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s board of directors. As of September 25, 2022, 1,692,372 shares of the Company’s common stock were available for future issuance, which includes 404,939 shares of common stock that were automatically added to the available reserve on January 1, 2022. In November 2021, the Company’s board of directors authorized an offering period commencing on March 1, 2022 and ending on May 15, 2022. The Company’s board of directors has authorized subsequent additional six-month offering periods, with the most recent beginning on May 16, 2022.

Note 13. Income Taxes

The Company’s effective tax rate for the 13-week periods ended September 25, 2022 and September 26, 2021 was approximately 67% and 27%, respectively. The Company’s effective tax rate for the 39-week periods ended September 25, 2022 and September 26, 2021 was approximately 27% and (33)%, respectively. In the 13-week and 39-week periods ended September 25, 2022, the estimated annual effective tax rate was driven by permanent differences related to incentive stock options and the impact of compensation deduction limitations under Internal Revenue Code Section 162(m).

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

Note 14. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	September 25, 2022	September 26, 2021
Numerator:
Net income (loss)	$711	$(1,327)
Less: Net loss attributable to noncontrolling interests	(12)	(6)
Net income (loss) attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$723	$(1,321)
Denominator:
Weighted average common shares outstanding — basic	40,695,014	40,196,410
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	2,130,963	—
Effect of potentially dilutive restricted stock units	49,486	—
Effect of potentially dilutive common stock issuable pursuant to the ESPP	4,355	—
Weighted average common shares outstanding — diluted	42,879,818	40,196,410
Net income (loss) per share attributable to Vital Farms, Inc. stockholders
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income (loss) per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended
	September 25, 2022	September 26, 2021
Options to purchase common stock	415	3,007,783
Unvested restricted stock	41,856	282
	42,271	3,008,065

	39-Weeks Ended
	September 25, 2022	September 26, 2021
Numerator:
Net (loss) income	$(635)	$6,037
Less: Net loss attributable to noncontrolling interests	(21)	(41)
Net (loss) income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$(614)	$6,078
Denominator:
Weighted average common shares outstanding — basic	40,618,736	39,910,063
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	—	3,468,937
Effect of potentially dilutive restricted stock units	—	1,711
Weighted average common shares outstanding — diluted	40,618,736	43,380,711
Net (loss) income per share attributable to Vital Farms, Inc. stockholders
Basic	$(0.02)	$0.15
Diluted	$(0.02)	$0.14

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income (loss) per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	39-Weeks Ended
	September 25, 2022	September 26, 2021
Options to purchase common stock	2,251,142	178,655
Unvested restricted stock	41,718	16,470
Common stock issuable pursuant to the ESPP	11,088	—
	2,303,948	195,125

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

Transportation Agreement: During the 13-week period ended September 25, 2022, the Company entered into a long-term transportation agreement commencing in the fourth quarter of fiscal 2022. Future undiscounted minimum payments contained in this agreement are approximately $10.3 million over the five-year term of the lease.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 25, 2022, the Company has not incurred any material costs as a result of such indemnifications.

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

Note 16. Related Party Transactions

Ovabrite, Inc.: Ovabrite, Inc., a Delaware corporation ("Ovabrite"), has been deemed a related party because its founders were stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairman and member of the Company’s board of directors. Since Ovabrite’s incorporation in November 2016, the Company has been deemed to have had a variable interest in Ovabrite, and Ovabrite has been deemed to have been a variable interest entity, of which the Company has been the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation. The results of operations of the Ovabrite entity were immaterial for the 13-week and 39-week periods ended September 25, 2022. Effective August 30, 2022, Ovabrite's board of directors and the holders of the majority of its outstanding capital stock consented to dissolving the entity, and a Certificate of Dissolution was filed with the Delaware Secretary of State. As of September 25, 2022, Ovabrite was in the process of winding up its business activities and liquidating its remaining assets. The accompanying unaudited condensed consolidated financial statements as of and for the 13-week and 39-week periods ended September 25, 2022 include all necessary adjustments to reflect the dissolution of Ovabrite. The derecognition of the Company's investment in Ovabrite resulted in a loss of $122, included in other income (expense), net in the Company's condensed consolidated statements of operations for the 13-week and 39-week periods ended September 25, 2022.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of our egg processing facilities. As of September 25, 2022, the Company was in negotiation with Sandpebble for project management and related services associated with future expansion of its production capacity. The owner and principal of Sandpebble is the father of an executive of the Company. In connection with the services described above, the Company paid Sandpebble $430 and $142 during the 13-week periods ended September 25, 2022 and September 26, 2021, respectively, and $801 and $766 during the 39-week periods ended September 25, 2022 and September 26, 2021, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net, selling, general and administrative costs, accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

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

Overview

Our mission is to bring ethical food to the table, and we are disrupting the U.S. food system by developing a framework that challenges the norms of the incumbent food model, allowing us to bring high-quality products from our network of family farms to a national audience. This framework has enabled us to become the leading U.S. brand of pasture-raised eggs and the second-largest U.S. egg brand by retail dollar sales. Our ethics are exemplified by our focus on animal welfare and sustainable farming practices. We believe our standards produce happy hens with varied diets, which produce better eggs. There is a seismic shift in consumer demand for natural, traceable, clean label, great-tasting and nutritious foods. Supported by a steadfast adherence to the values on which we were founded, we have designed our brand and products to appeal to this consumer movement.

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

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs, which sell for as much as three times the price of commodity eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at Kroger, Sprouts Farmers Market, or Sprouts, Target and Whole Foods, and we also sell our products at Albertsons, Publix and Walmart. We offer 26 retail stock keeping units, or SKUs, through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and, in the medium- to long-term, foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 150,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing approximately six million eggs per day and has achieved Safe Quality Food "Good" rating, the highest level of such certification from the Global Food Safety Initiative. In addition, as of January 2020, Egg Central Station was the only egg facility to receive, and we are one of only six companies globally to have received, the SQFI Select Site certification.

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, which purchase, store, sell and deliver our products to customers.

We have experienced consistent sales growth. We had net revenue of $92.0 million and $64.6 million, net income of $0.7 million and net loss of $1.3 million, and Adjusted EBITDA of $5.2 million and $0.2 million in the 13-week periods ended

September 25, 2022 and September 26, 2021, respectively. We had net revenue of $252.0 million and $183.5 million, net loss of $0.6 million and net income of $6.0 million, and Adjusted EBITDA of $9.4 million and $10.1 million in the 39-week periods ended September 25, 2022 and September 26, 2021, respectively. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Known Trends, Events and Uncertainties

While we are not experiencing material adverse impacts at this time due to the COVID-19 pandemic, given the ongoing disruptions to global supply chains and distribution systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. We work closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of the ongoing global supply chain disruptions. We currently expect to have an adequate supply of eggs, butter, packaging, and freight to meet anticipated demand through mid-2023, as well as adequate capacity for packing and processing our eggs.

Additionally, the recent trends towards rising inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. We have experienced and may continue to experience increases in our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing conflict between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources.

Liquidity and Capital Resources Overview

With cash and cash equivalents of $18.8 million as of September 25, 2022 and access to additional funds held as investment securities and available borrowing under our credit facility agreement with PNC Bank, National Association, or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash and cash equivalents as of September 25, 2022, together with cash provided by our operating activities and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and ongoing costs associated with our recently completed expansion of Egg Central Station or future expansions of our production capacity. We may be required to seek additional equity or debt financing. However, a significant disruption of global financial markets (including a disruption due to public health pandemics, geopolitical tensions and wars, inflation or other factors) may result in our inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations. For additional information, see the section titled "Liquidity and Capital Resources" below.

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

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 22% and 24% of our retail sales for the 13-week periods ended September 25, 2022 and September 26, 2021, respectively, and 24% and 26% for the 39-week periods ended September 25, 2022 and September 26, 2021, respectively. While the amount of our retail sales to Whole Foods increased in real terms in the 13-week and the 39-week periods ended September 25, 2022, the percentage of our net revenue attributable to Whole Foods declined in these periods as we added new customers and expanded distribution to existing customers.

As of September 25, 2022, there were more than 22,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is significant demand for our products in the foodservice channel since we offer versatile ingredients with high menu penetrations across all commercial and non-commercial operator segments. We see considerable opportunity for medium- to long-term growth in this channel by increasing our category market share through sales to values-aligned foodservice operators and their distributors. We are working with Waypoint, a foodservice sales and marketing agency in the consumer-packaged goods industry, to increase our broadline distribution and presence in national and regional restaurant chains. We believe that most U.S. consumers' food preferences are driven primarily by what they encounter on restaurant menus, so we are also leveraging foodservice as a critical consumer touchpoint to drive brand awareness and purchase rates of our products in the retail channel. We are investing in co-marketing to reach new households. We believe that joint marketing tactics are mutually beneficial for operators and enhances their perceived consumer value and that our products and on-menu branding can help operators differentiate themselves, increase check sizes and drive loyalty in an industry still recovering from the pandemic and its macro-economic impacts. An example of our recent foodservice growth initiative is our relationship with HomeState, a Texas kitchen in Southern California which sells breakfast tacos made exclusively with our liquid whole eggs. We have launched with similar regional concepts in all four of our U.S. sales regions, including Blue Plate Restaurant Company, a casual dining group in the Minneapolis/St. Paul, Minnesota area; Cafe Patachou, a breakfast and lunch restaurant based in the Indianapolis, Indiana area; King David Tacos, which sells breakfast tacos made exclusively with our medium shell eggs at their locations and retail outlets in the New York City area; Pura Vida, a fresh all-day concept in the Miami, Florida area; Hat Creek Burger Company, a fast-casual restaurant with locations across Texas; Tacodeli, which sells breakfast tacos made exclusively with our shell eggs across restaurant locations points of distribution, such as coffee shops and farmers' market stands, across Texas; and Moe's Broadway Bagel, an East Coast-style family-run bagel chain in the Denver/Boulder, Colorado area. We have also recently expanded our national footprint with additional chains, including Hopdoddy Burger Bar and Original ChopShop.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Egg and egg-related products generated $86.2 million, or approximately 94%, of net revenue in the 13-week period ended September 25, 2022. Egg and egg-related products generated $236.4 million, or approximately 94%, of net revenue in the 39-week period ended September 25, 2022. We expect eggs will be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

Key Components of Results of Operations

Net Revenue

We generate net revenue primarily from sales of our products, including eggs and butter, to our customers, which include natural retailers, mainstream retailers and foodservice partners. We sell our products to customers on a purchase-order basis. We serve the majority of our natural channel customers and certain independent grocers and other customers through food distributors, which purchase, store, sell and deliver our products to these customers.

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

Our shell eggs are sold to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to any price increases we may implement), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors instead of our eggs. As a result, low commodity shell egg prices may adversely affect our net revenue. For example, we increased prices on certain of our products in January 2022 and May 2022, and we are planning an additional price increase on certain of our products effective January 2023. While we have not seen significant decreases in volume due to previous price increases, if we further increase prices to offset higher commodity prices or other costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

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

Results of Operations

The results of operations data for the 13-week and 39-week periods ended September 25, 2022 and September 26, 2021 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of the 13-Week Periods Ended September 25, 2022 and September 26, 2021

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

	13-Weeks Ended
	September 25, 2022		September 26, 2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$92,040	100%	$64,627	100%
Cost of goods sold(1)	62,549	68%	44,788	69%
Gross profit	29,491	32%	19,839	31%
Operating expenses:
Selling, general and administrative(1)	20,561	22%	15,326	24%
Shipping and distribution	6,906	8%	6,318	10%
Total operating expenses	27,467	30%	21,644	33%
Income (loss) from operations	2,024	2%	(1,805)	(3)%
Other income (expense), net:
Interest expense	(12)	—	(11)	—
Other income (expense), net	164	—	3	—
Total other income (expense), net	152	—	(8)	—
Net income (loss) before income taxes	2,176	2%	(1,813)	(3)%
Income tax provision (benefit)	1,465	2%	(486)	(1)%
Net income (loss)	711	1%	(1,327)	(2)%
Less: Net loss attributable to noncontrolling interests	(12)	—	(6)	—
Net income (loss) attributable to Vital Farms, Inc. common stockholders	$723	1%	$(1,321)	(2)%

(1)
Includes stock-based compensation expense of $1,513 and $1,161 in selling, general and administrative for the 13-week periods ended September 25, 2022 and September 26, 2021, respectively, and $56 and $37 in cost of goods sold for the 13-week periods then ended, respectively.

Net Revenue

	13-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Net revenue	$92,040	$64,627	$27,413	42%

The increase in net revenue of $27.4 million, or 42%, was primarily driven by volume-related increases of $18.0 million and price increases of $9.4 million. The volume favorability was primarily due to increasing volumes through our current distributors and new distribution with new and existing customers. Net revenue from sales through our retail channel was $89.1 million and $63.6 million for the 13-week periods ended September 25, 2022 and September 26, 2021, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Gross profit	$29,491	$19,839	$9,652	49%
Gross margin	32%	31%

The increase in gross profit of $9.7 million, or 49%, was driven by higher net revenue generated during the period. The increase in gross margin during the 13-week period ended September 25, 2022 as compared to the 13-week period ended September 26, 2021 was primarily driven by increased pricing on our organic shell egg and butter implemented at the end of January 2022, along with additional pricing increases across the entire portfolio in May 2022. The price increases offset an increase in input costs (including costs of organic feed) across our shell egg and butter businesses as well as higher packaging costs.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$20,561	$15,326	$5,235	34%
Percentage of net revenue	22%	24%

The increase in selling, general and administrative expenses of $5.2 million, or 34%, was primarily driven by:

•
an increase of $2.3 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations;
•
$1.5 million increase in marketing-related expenses; and
•
an increase of $0.7 million in brokerage-related expenses due to the expansion of the business.

Shipping and Distribution

	13-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Shipping and distribution	$6,906	$6,318	$588	9%
Percentage of net revenue	8%	10%

The increase in shipping and distribution costs of $0.6 million, or 9%, was driven by higher sales volumes and freight rates partially offset by internal operational efficiency and a decline in line haul rates.

Other Income (Expense), Net

	13-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Other income (expense), net	$152	$(8)	$160	2,000%

The increase in other income (expense), net of $160,000, was primarily driven by higher interest income earned in the period compared to the increase in realized losses on our available-for-sale debt securities.

Income Tax Provision (Benefit)

	13-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Income tax provision (benefit)	$1,465	$(486)	$1,951	401%
Percentage of net revenue	2%	(1)%

The change in the income tax provision (benefit) of $2.0 million was primarily driven by the increase in net income earned in the period and favorable tax benefits from stock option exercises in the prior year which did not recur during the 13-week period ended September 25, 2022.

Net Loss Attributable to Noncontrolling Interests

	13-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(12)	$(6)	$(6)	100%

The increase in net loss attributable to noncontrolling interests of $6,000, or 100%, was primarily driven by higher general and administrative expenses in 2022.

Comparison of the 39-Week Periods Ended September 25, 2022 and September 26, 2021

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the quarters presented.

	39-Weeks Ended
	September 25, 2022		September 26, 2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$251,969	100%	$183,496	100%
Cost of goods sold(1)	175,838	70%	120,394	66%
Gross profit	76,131	30%	63,102	34%
Operating expenses:
Selling, general and administrative(1)	55,193	22%	42,053	23%
Shipping and distribution	22,279	9%	16,755	9%
Total operating expenses	77,472	31%	58,808	32%
(Loss) income from operations	(1,341)	(1)%	4,294	2%
Other income (expense), net:
Interest expense	(27)	—	(42)	—
Other income (expense), net	501	—	300	—
Total other income (expense), net	474	—	258	—
Net (loss) income before income taxes	(867)	—	4,552	2%
Income tax benefit	(232)	(0)%	(1,485)	(1)%
Net (loss) income	(635)	—	6,037	3%
Less: Net loss attributable to noncontrolling interests	(21)	—	(41)	—
Net (loss) income attributable to Vital Farms, Inc. common stockholders	$(614)	—	$6,078	3%
(1)
Includes stock-based compensation expense of $4,352 and $3,090 in selling, general and administrative for the 39-weeks ended September 25, 2022 and September 26, 2021, respectively, and $146 and $102 in cost of goods sold for the 39-weeks then ended, respectively.

Net Revenue

	39-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Net revenue	$251,969	$183,496	$68,473	37%

The increase in net revenue of $68.5 million, or 37%, was primarily driven by volume-related increases of $53.6 million and price increases of $14.8 million. The volume favorability was primarily due to increasing volumes through our current distributors and new distribution with new and existing customers. Net revenue from sales through our retail channel was $244.6 million and $180.6 million for the 39-week periods ended September 25, 2022 and September 26, 2021, respectively.

Gross Profit and Gross Margin

	39-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Gross profit	$76,131	$63,102	$13,029	21%
Gross margin	30%	34%

The increase in gross profit of $13.0 million, or 21%, was driven by higher net revenue generated during the period. The decrease in gross margin during the 39-weeks ended September 25, 2022 as compared to the 39-weeks ended September 26, 2021 was primarily driven by an increase in input costs (including costs of organic feed) across our shell egg and butter businesses, increase in packaging costs and increase in transportation costs. Increased pricing on our organic shell egg and butter businesses at the end of January 2022, along with additional pricing increases across the entire portfolio in May 2022, partially offset the input costs headwinds.

Operating Expenses

Selling, General and Administrative

	39-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$55,193	$42,053	$13,140	31%
Percentage of net revenue	22%	23%

Selling, general, and administrative expenses increased to $55.2 million for the 39-week period ended September 25, 2022, compared to $42.1 million for the 39-week period ended September 26, 2021. The increase in selling, general and administrative expenses was primarily driven by:

•
an increase of $7.6 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations;
•
an increase of $2.3 million in brokerage-related expenses due to the expansion of the business;
•
an increase of $1.2 million in exit fees and asset disposal related to the decision to exit our egg-based breakfast bars and egg bite products; and
•
an increase of $0.3 million in marketing-related expenses.

Shipping and Distribution

	39-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Shipping and distribution	$22,279	$16,755	$5,524	33%
Percentage of net revenue	9%	9%

The increase in shipping and distribution expense of $5.5 million, or 33%, was driven by higher sales volumes and freight rates. We are beginning to see freight rates stabilize due to a combination of steadying line haul rates and internal operational efficiency.

Other Income (Expense), Net

	39-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Other income (expense), net	$474	$258	$216	84%

The increase in other income (expense), net of $216,000, or 84%, was primarily driven higher interest income in the 39-week period ended September 25, 2022 from available-for-sale debt securities.

Income tax benefit

	39-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Income tax benefit	$(232)	$(1,485)	$1,253	84%
Percentage of net revenue	(0)%	(1)%

The decrease in the income tax benefit of $1.3 million, or 84%, was primarily driven by favorable tax benefits from significant stock option exercises in the prior year which have not recurred at the same levels during the 39-week period ended September 25, 2022.

Net Loss Attributable to Noncontrolling Interests

	39-Weeks Ended
	September 25, 2022	September 26, 2021	$ Change	% Change
	(in thousands)
Net loss attributable to noncontrolling interests	$(21)	$(41)	$20	49%

The decrease in net loss attributable to noncontrolling interests of $20,000, or 49%, was primarily driven by favorable tax benefits in 2022.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $0.7 million and net loss of $0.6 million for the 13-week and 39-week periods ended September 25, 2022, respectively, and retained earnings of $2.3 million as of September 25, 2022. We completed our IPO on August 4, 2020, resulting in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering.

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

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in partnerships and unexplored channels and the potential costs associated with future expansions of our production capacity. We lease certain office facilities under operating lease arrangements that expire on various dates through fiscal year 2026. Under the terms of the leases, we are responsible for certain operating expenses, such as insurance, property taxes, and maintenance expenses. Future minimum lease payments under non-cancelable operating leases totaled $2.6 million as of September 25, 2022. During the 13-week period ended September 25, 2022, the Company entered into a new long-term transportation agreement commencing in the fourth quarter of fiscal 2022. Future undiscounted minimum payments contained in this agreement are approximately $10.3 million over the five-year term of the lease.

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

The Credit Facility is secured by all of our assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires us to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations, the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on our consolidated balance sheet as of September 25, 2022 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default.

As of September 25, 2022, there was no outstanding balance under the Credit Facility, and we were in compliance with all covenants under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 39-week periods indicated:

	39-Weeks Ended
	September 25, 2022	September 26, 2021
	(in thousands)
Net cash (used in) provided by operating activities	$(3,368)	$13,304
Net cash used in investing activities	(8,945)	(16,562)
Net cash provided by financing activities	185	1,558
Net decrease in cash and cash equivalents	$(12,128)	$(1,700)

Operating Activities

Cash flows related to operating activities are dependent on net income (loss), non-cash adjustments to net income (loss), and changes in working capital. The change in cash used in operating activities during the 39-week period ended September 25, 2022 compared to cash provided by operating activities during the 39-week period ended September 26, 2021 is primarily due to the net loss in the current period adjusted for non-cash items and an increase in net cash used for working capital. The increase in cash used for working capital was primarily due to (i) a significant increase in inventory to support the ongoing growth of our business, (ii) an increase in accounts receivable as a result of significantly higher sales in the current period, and (iii) an increase in accrued liabilities for promotional spending to drive continued sales growth, freight charges and higher employee related accruals.

Investing Activities

The decrease in cash used in investing activities during the 39-week period ended September 25, 2022 compared to the 39-week period ended September 26, 2021 was primarily due to a reduction in capital spending related to our expansion of Egg Central Station that was substantially complete in April 2022. The net cash used in investing activities for purchases, sales and maturities of our available-for-sale securities during the 39-weeks ended September 25, 2022 compared to the prior year period was immaterial.

Financing Activities

The decrease in cash provided by financing activities during the 39-week period ended September 25, 2022 compared to the 39-week period ended September 26, 2021 was primarily due to a reduction in the number of options exercised in the current fiscal year, resulting in reduced proceeds from the exercises.

Non-GAAP Financial Measures

Adjusted EBITDA

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net (loss) income, adjusted to exclude:

•
Depreciation and amortization;
•
Stock-based compensation expense;
•
Costs related to the discontinuation of our convenient breakfast product line;
•
Costs related to the dissolution of the Ovabrite, Inc. variable interest entity;
•
Benefit or provision for income taxes as applicable;
•
Interest expense;
•
Change in fair value of contingent consideration; and
•
Interest income.

Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, GAAP. We believe that Adjusted EBITDA, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of Adjusted EBITDA is helpful to our investors as it is a measure used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.

Adjusted EBITDA is presented for supplemental informational purposes only, has limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of Adjusted EBITDA include the following:

•
It does not properly reflect capital commitments to be paid in the future;
•
Although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures;
•
It does not consider the impact of stock-based compensation expense, as such expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods as a result of the timing of grants of new stock-based awards;
•
It does not reflect other non-operating expenses, including interest expense;
•
It does not consider the impact of any contingent consideration liability valuation adjustments; and
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

The following table presents a reconciliation of Adjusted EBITDA to Net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 25, 2022	September 26, 2021	September 25, 2022	September 26, 2021
	(in thousands)
Net income (loss)	$711	$(1,327)	$(635)	$6,037
Depreciation and amortization	1,646	907	3,892	2,527
Stock-based compensation expense	1,569	1,198	4,498	3,192
Costs related to our exit of the convenient breakfast product line	—	—	2,341	—
Dissolution of Ovabrite, Inc.	122	—	122	—
Income tax provision (benefit)	1,465	(486)	(232)	(1,485)
Interest expense	12	11	27	42
Change in fair value of contingent consideration(1)	—	14	19	34
Interest income	(312)	(95)	(652)	(280)
Adjusted EBITDA	$5,213	$222	$9,380	$10,067

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 26, 2021, and the notes thereto, which are included in our Annual Report on Form 10-K. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our significant accounting policies or critical accounting estimates during the 39-week period ended September 25, 2022.

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

We may take advantage of these exemptions until December 31, 2025, or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (2) December 31, 2025; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission. We may choose to take advantage of some but not all of these exemptions.

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

There have been no material changes in our exposure to market risk during the 13-week or 39-week periods ended September 25, 2022 from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 25, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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
•
We have recently completed the expansion of Egg Central Station; however, we may not be successful in adequately staffing the expanded facility to meet production needs and the expanded facility may not operate in accordance with our expectations. Furthermore, future expansions of our processing capacity may not provide us with the benefits we expect to receive.
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
•
We could be adversely affected by a change in consumer preferences, perception and spending habits in the natural food industry generally and with respect to animal-based products. In particular, any failure to develop or enrich our product offering or gain market acceptance of our new products could have a negative effect on our business.
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
•
Increases in interest rates could adversely affect our business.
•
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
•
Packaging costs are volatile, have recently increased and may continue to rise significantly, which may negatively impact our profitability, and any reduced availability of packaging supplies may otherwise impact our business.
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
•
Public health pandemics, such as COVID-19, could have a material adverse impact on our business, results of operations and financial condition.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $64.6 million during the 13-week period ended September 26, 2021 to $92.0 million during the 13-week period ended September 25, 2022, our net revenue increased from $183.5 million in the 39-week period ended September 26, 2021 to $252.0 million in the 39-week period ended September 25, 2022, and our net revenue increased from $214.3 million in fiscal 2020 to $260.9 million in fiscal 2021.

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

Such growth and expansion of our business has placed and will continue to place significant demands on our management and operations teams and require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner, or at all. We expect to continue to expend substantial resources on:

•
our current and future processing facilities;
•
our sales and marketing efforts to increase brand awareness, engage our existing and prospective customers, and drive sales of our products;
•
product innovation and development; and
•
general administration, including finance, legal and accounting expenses associated with being a public company.

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

For the 13-week periods ended September 25, 2022 and September 26, 2021, we generated net income of $0.7 million and a net loss of $1.3 million, respectively. For the 39-week period ended September 25, 2022, we generated a net loss of $0.6 million, compared to the 39-week period ended September 26, 2021, when we generated net income of $6.0 million. We have also experienced net losses in prior fiscal periods, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our ongoing expansion efforts may prove more expensive than we anticipate (including as a result of increases in equipment prices or transportation costs, which may be due to actual or threatened disruptions in our supply chain relating to public health pandemics, such as COVID-19, trade wars, geopolitical tensions, such as the Russia-Ukraine war, inflation or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our egg processing facility, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We have also incurred and expect to continue to incur significant legal, accounting and other expenses as a public company that we did not incur as a private company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

We have only recently expanded our product offerings beyond shell eggs and butter, which makes it difficult to forecast our future results of operations.

We have only recently expanded our product offerings beyond shell eggs and butter. As a result of our limited experience managing multiple product lines, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure to continue to take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 94% and 91% of our net revenue in the 13-week periods ended September 25, 2022 and September 26, 2021, respectively. Shell eggs accounted for approximately 94% and 93% of our net revenue in each of the 39-week periods ended September 25, 2022 and September 26, 2021, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

Failure to introduce successful new products or to successfully pursue growth by other means may adversely affect our ability to continue to grow.

One element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products. There can be no assurance that we will successfully develop and market new products that appeal to consumers. For example, in January 2022, we decided to discontinue our convenient breakfast offerings to focus on product categories that are core to our operations. Any failure to successfully develop, market and launch future products may lead to decreased growth, sales and profitability.

Additionally, the development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed.

Further risks are presented if we elect to pursue growth by means other than new product introductions, including by acquisitions or investments in business or technologies that we believe could offer growth opportunities. The pursuit of such growth opportunities may divert the attention of management. Furthermore, it may cause us to incur various costs and expenses in identifying, investigating and pursuing such transactions, regardless of whether such opportunities are realized. Such acquisitions, transactions or investments may also result in potentially dilutive equity issuances, the incurrence of debt or contingent liabilities or challenges with integration, any of which could adversely affect our business, financial condition and results of operations.

We estimate market opportunity and forecast market growth that may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of market opportunity and growth forecasts included in this Quarterly Report on Form 10-Q are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of public health pandemics, geopolitical tensions and wars, inflation, rising interest rates, supply chain disruptions, or other economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included herein should not be taken as indicative of our future growth.

We may require additional financing to achieve our goals, and the failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.

We have funded our operations since inception primarily through equity financings and sales of our products. We have incurred and expect to continue to incur significant expenses related to the expansion of our egg packing capacity, including in connection with our recently completed expansion of Egg Central Station and the potential development of an additional egg packing center. We believe that we will continue to expend substantial resources for the foreseeable future as we consider additional markets we may choose to pursue and other growth opportunities such as new product introductions, acquisitions or investments. These expenditures are expected to include working capital, costs associated with research and development, manufacturing and supply, as well as marketing and selling existing and new products. In addition, other unanticipated costs may arise.

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

We also sell shell eggs to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to any price increases we may implement), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors at a greater velocity than, or instead of, our eggs. As a result, low commodity shell egg prices may adversely affect our business, financial condition and results of operations.

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

Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, geopolitical tensions, inflation, transportation and storage costs, and agricultural and energy policies in the United States and internationally. We saw increasing prices for conventional and organic corn and soybean crops on a global basis in 2021 and 2022, including increased prices resulting from the Russia-Ukraine war and measures taken in response thereto, inflation and supply chain shortages.

We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased commodity costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. For example, we increased prices on certain of our products in January and May 2022, and we are planning an additional price increase on certain of our products effective January 2023. While we have not seen significant decreases in volume due to previous price increases, if we further increase prices to offset higher commodity prices or other costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes. Over time, if we are unable to price our products to cover increased costs, unable to offset operating cost increases with continuous improvement savings or unsuccessful in any commodity-hedging program, then commodity price volatility or increases could adversely affect our business, financial condition and results of operations.

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results and our brand reputation could be harmed.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we may need to expand these capabilities in the future as we continue to grow and scale our business. For example, we have recently completed the expansion of Egg Central Station, our shell egg processing facility, to increase our capacity for the distribution of shell eggs. Additionally, we recently announced that we have begun the design and the site selection process for our next egg packing center. However, there is risk in our ability to effectively scale production and processing and effectively manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units, or SKUs.

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

A substantial amount of our shell egg processing occurs at Egg Central Station, our shell egg processing facility in Springfield, Missouri. Any shutdown or period of reduced production at Egg Central Station, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as natural disaster, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in raw materials delivery, would significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to replace or repair, particularly because certain of our processing equipment is sourced internationally. We have seen pricing and capacity constraints related to internationally sourced equipment, and our equipment supply chains may be further disrupted in connection with public health pandemics, geopolitical tensions and wars (including the Russia-Ukraine war), inflation, trade wars or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. We have property and business disruption insurance in place for Egg Central Station; however, such insurance coverage may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We recently completed the expansion of Egg Central Station; however, we may not be successful in adequately staffing the expanded facility to meet production needs and the expanded facility may not operate in accordance with our expectations. Furthermore, future expansions of our processing capacity may not provide us with the benefits we expect to receive.

In January 2019, we commenced design of an expansion of Egg Central Station, our shell egg processing facility, in order to address our rapid growth and increase our shell egg processing capacity which was substantially completed in April 2022. Constructing this expanded facility has required, and operating this expanded facility will continue to require, significant capital expenditures and the efforts and attention of our management and other personnel, which has and will continue to divert resources from our existing business or operations. In addition, we will need to hire and retain more crew members to operate the expanded facility. In Springfield, Missouri, where Egg Central Station is located, there is a tight labor market. If we are unable to hire, train and retain additional crew members due to the current labor market (or as a result of other labor disruptions, including due to public health pandemics), our ability to fully realize the benefits of the expanded facility may be materially limited. Even if the expanded facility is brought up to full processing capacity, it may not provide us with all of the operational and financial benefits we expect to receive.

Additionally, we recently announced that we have begun the design and site selection process for our next egg packing center. If this process does not proceed as anticipated, if the potential new egg packing center is not brought up to full processing capacity or if we are unable to hire, train and retain crew members to support an additional egg packing center, we may not be able to fully realize the potential benefits of such an expansion, and our business, financial condition and operating results could be adversely affected.

Increased transportation and freight costs or failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, has adversely impact and is expected to continue to adversely impact our operating results.

We currently rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, chronic driver shortages, trucking capacity limitations due to general increases in freight demand, employee and contractor strikes or unavailability (including due to disease outbreaks and pandemics, such as COVID-19) or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs arising from the COVID-19 pandemic and rising fuel costs due to international tensions and wars, we have recently seen increased transportation and freight costs, and we expect that these elevated costs could remain in effect for the foreseeable future. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

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

We also compete with other food companies in the procurement of eggs and cream, and this competition may increase in the future if consumer demand increases for these items or products containing them or if competitors increasingly offer products in these market sectors. If supplies of eggs and cream that meet our quality standards are reduced or are in greater demand, we may not be able to obtain sufficient supply to meet our needs on favorable terms, or at all. For example, as a result of the COVID-19 pandemic, there have been recent disruptions in the U.S. cream supply, including increased freight costs for both collection and transport of cream ingredients to processing facilities. The cooperatives that we work with are under enormous financial pressures and the segregation of supply is an ongoing risk. We have worked with our co-manufacturers to mitigate these supply disruptions, but we expect that these supply disruptions will continue for the foreseeable future and that they may be further exacerbated by the effects of public health pandemics, geopolitical tensions and wars, inflation or other economic uncertainties, each of which could impact our freight costs and our ability to fill customer orders in the future.

Our supply may also be affected by the number and size of farms that raise chickens and cows that meet our standards, changes in U.S. and global economic conditions and our ability to forecast our raw materials requirements. For example, in order to meet our standards, we require our poultry farms to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant and many of the farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, interest rate increases or any U.S. government shutdown could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities and the relative financial performance of raising chickens and cows in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

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

We compete with large egg companies such as Cal-Maine, Inc. and large international food companies such as Ornua Co-operative Limited (Kerrygold). We also compete directly with local and regional egg and dairy companies, as well as private-label specialty products processed by other egg and dairy companies. Each of these competitors may have substantially greater financial and other resources than us and some of our competitors' products are well accepted in the marketplace today. They may also have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at lower costs. This could put pressure on us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to lower prices. Conversely, if we were to raise prices, including as a result of fluctuations in the shell egg market, increased commodity or raw material costs, increased packaging or transportation costs or otherwise, any resulting decline in consumer demand for our products may be exacerbated by the competitiveness of our market.

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

Further, competitors with substantially greater operations and resources than we have may be less affected by economic disruption and uncertainty, including in connection with the COVID-19 pandemic than we are. In connection with the pandemic, we have, at times in the past, restricted employee travel, cancelled certain events with consumers, customers or partners, imposed operational safeguards at Egg Central Station and limited access to our headquarters. Any significant disruption resulting from these types of actions on a large scale or over a prolonged period of time could cause significant delays and disruption to our business until we would be able to resume normal business operations or shift to other third-party vendors, negatively affecting our revenue and other financial results. A prolonged disruption of our business could also damage our reputation.

In addition, our ability to compete successfully in our market depends, in large part, on our ability to implement our growth strategy of expanding supply and distribution, improving placement of our products, attracting new consumers to our brand and introducing new products and product extensions. Our ability to implement this growth strategy depends, among other things, on our ability to:

•
manage relationships with various farmers, suppliers, co-manufacturers, distributors, customers and other third parties, and expend time and effort to integrate new farmers, suppliers, co-manufacturers and customers into our fulfillment operations;
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

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethically produced, great-tasting and nutritious foods. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food industry market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of change in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by economic uncertainty and general inflationary trends. For example, we and many of our customers face pressure from animal rights groups to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. If consumer preferences shift away from animal-based products for these reasons, because of a preference for plant-based products or otherwise, our business, financial condition and results of operations could be adversely affected.

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

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as United Natural Foods, Inc., or UNFI, and KeHE Distributors, LLC, or KeHE, which purchase, store, sell and deliver our products to retailers, including Whole Foods and Sprouts.

In the 13-week periods ended September 25, 2022 and September 26, 2021, UNFI (which was Whole Foods’ primary distributor other than from April 2020 to August 2021) accounted for approximately 24% and 20% of our net revenue, respectively, and KeHE accounted for approximately less than 10%, and 11% of our net revenue, respectively. In the 39-week periods ended September 25, 2022 and September 26, 2021, UNFI accounted for approximately 27% and 13% of our net revenue, respectively, and KeHE accounted for less than 10% and 10% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all), under similar terms and conditions, could adversely affect our business, financial condition and results of operations.

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

We work primarily with two pullet hatcheries that contract with a network of independent pullet farms. We do not have a long-term supply contract with this supplier, and if the supplier were to cease doing business with us for any reason, we may have a difficult time finding and contracting with alternate pullet farms in sufficient scale to meet our needs, if at all. Additionally, any disruption in these supply services for any reason, including agricultural disease such as avian influenza, natural disaster, fire, power interruption, work stoppage or other calamity, could have a material adverse effect on our business, financial condition and results of operations if we cannot replace these providers in a timely manner on acceptable terms or at all.

Increases in interest rates could adversely affect our business.

Our business and operating results could be harmed by factors such as the availability, terms of and increases in interest rates. These changes could cause our cost of doing business to increase and limit our ability to pursue growth opportunities. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in cash flows from operations or reduction in the availability of credit could materially and adversely affect our ability to achieve planned growth and operating results.

Higher interest rates may also adversely impact the ability of our family farmers to access capital. We require our egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms, including as a result of interest rate increases, would impair their ability to partner with us. If our relationship with these egg farmers is disrupted, we may not be able to fully recover our investments in birds and feed, which would negatively impact our operating results.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 22% and 24% of our retail sales in the 13-week periods ended September 25, 2022 and September 26, 2021, respectively and 24% and 26% for the 39-week periods then ended. Kroger accounted for approximately 10% and 12% of our retail sales in the 13-week periods ended September 25, 2022 and September 26, 2021, respectively, and 10% and 13% for the 39-week periods then ended. The loss of Kroger, Whole Foods or any other large retail customer or the reduction of purchasing levels or the cancellation of any business from Kroger, Whole Foods or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

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

We obtain substantially all of the packaging for our shell eggs from a sole-source supplier. Any disruption in the supply of our shell egg cartons, including as a result of interruptions to global shipping, could delay our production and hinder our ability to meet our commitments to customers. If we are unable to obtain a sufficient quantity of our packaging on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources, sales of our products could be delayed or we may be required to redesign our products. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic in 2020, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for certain of our shell egg products. While this change in packaging did not materially impact our operations, there is no guarantee that we will not experience similar packaging issues in the future, or that any such packaging issues will not impact our ability to meet product demand for our shell eggs. Any of these events could result in lost sales, price increases, reduced gross margins or damage to our customer relationships, which would have a material adverse effect on our business, financial condition and results of operations.

Because we rely on a limited number of third-party vendors to manufacture and store our products, we may not be able to maintain manufacturing and storage capacity at the times and with the capacities necessary to produce and store our products or meet the demand for our products.

We rely on a limited number of co-manufacturers and cold storage providers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for stick butter, one co-manufacturer for spreadable tub butter, one co-manufacturer for ghee, and one co-manufacturer for liquid eggs. Our financial performance depends in large part on our ability to obtain adequate co-manufacturing and cold storage facilities services in a timely manner. We are not assured of continued co-manufacturing and cold storage capacities. Certain of our co-manufacturers or cold storage providers could discontinue or seek to alter their relationship with us. In addition, we are not assured of sufficient capacities of these providers commensurate with increased product demand.

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

In many product categories, we compete not only with other widely advertised branded products, but also with private-label products that generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide a higher quality and greater value than less expensive alternatives. If the difference in perceived value between our brands and private-label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. We believe that in periods of economic uncertainty, particularly in periods of uncertainty driven by high inflation, consumers may purchase more lower-priced private-label or other economy brands. To the extent this occurs, we could experience a reduction in the sales volume of our higher margin products or a shift in our product mix to lower margin offerings. In addition, our foodservice product sales will be reduced if consumers reduce the amount of food that they consume away from home at our foodservice customers, including as a result of public health pandemics or economic uncertainty driven by inflation or other factors.

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

We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of the Vital Farms brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, food safety, quality assurance, marketing and merchandising efforts, our continued focus on animal welfare, the environment and sustainability and our ability to provide a consistent, high-quality consumer and customer experience. Any negative publicity, regardless of its accuracy, could have an adverse effect on our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, customers, farmers, suppliers or co-manufacturers, including changes to our products or packaging, adverse publicity or a governmental investigation, litigation or regulatory enforcement action, could significantly reduce the value of our brand and significantly damage our business.

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

Packaging costs are volatile, have recently increased and may continue to rise significantly, which may negatively impact our profitability, and any reduced availability of packaging supplies may otherwise impact our business.

We and our co-manufacturers purchase and use significant quantities of cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard to package our products. Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade, and we saw higher packaging costs in the 39-week period ended September 25, 2022. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, although we have not seen significant decreases in volume due to previous price increases, we may not be able to implement further price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes.

Additionally, if the availability of certain packaging supplies is limited due to factors beyond our control (including as a result of the public health pandemics or disruptions to global supply chains), or if packaging supplies do not meet our standards, we may make changes to our product packaging, which could negatively impact the perception of our brand. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic in 2020, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for certain of our shell egg products. If we are not successful in managing our packaging costs or the supply of packaging that meets our standards to use for our products, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, any of these factors could adversely affect our business, financial condition, and results of operations.

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

Our success and future growth depend largely upon the continued services of our executive officers as well as our other key crew members. These executives and key crew members have been primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture and the reputation we enjoy with farmers, suppliers, co-manufacturers, distributors, customers and consumers. From time to time, there may be changes in our executive management team or other key crew members resulting from the hiring or departure of these personnel. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our crew members and lead our company, could harm our business.

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

Our business activities are subject to a variety of agricultural risks, including pests and diseases such as avian influenza, which can materially and adversely affect the quality and quantity of products, including shell eggs, that we distribute. While we are confident in the controls and procedures we maintain to reduce the risk to our farms and production facilities of disease, including with respect to the outbreak of highly pathogenic avian influenza first detected in the United States in early 2022, if a substantial portion of our farms or production facilities were affected by an outbreak of disease such as avian influenza, this could have a material and adverse effect on our business, financial condition and results of operations. Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be negatively affected by resulting governmental restrictions on our operations and the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions for our industry. For example, certain states in which our family farms are located have recommended or required during the 39-week period ended September 25, 2022, that farms keep hens indoors to help limit exposure to avian influenza. Prolonged requirements to keep our hens indoors could adversely impact consumer perception of our egg products in comparison to those of our competitors, which could have a negative effect on our business, financial condition and operating results.

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

Adverse and uncertain economic conditions, including uncertainty related to inflation, market volatility, the COVID-19 pandemic, or geopolitical tensions and wars, including the Russia-Ukraine war, may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our farmers, suppliers, co-manufacturers, distributors, retailers, foodservice consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, consumers may reduce the amount of our egg products that they purchase where there are more affordable products, including caged, cage-free and free-range egg and egg product offerings, which generally have lower retail prices than our eggs. In addition, our products are sold to consumers at a premium price point, and in an economic downturn, consumers may choose to purchase private-label or commodity products rather than our products because they are generally less expensive.

An economic downturn may cause customers to be less receptive to price increases on our products. Adverse economic conditions may also affect our farmers. In 2022, inflationary factors resulted in increased costs for our farmers to build, equip and operate their farms. If our relationship with our farmers is disrupted due to economic conditions or otherwise, our operating results may be adversely affected. Further, our foodservice product sales will be reduced if consumers reduce the amount of food they consume away from home at our foodservice customers, including as a result of inflationary concerns or other economic uncertainty.

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

Disruptions in international trade, including disruptions due to the COVID-19 pandemic and Russia-Ukraine war, may have a material adverse impact on us, our suppliers and our network of farms, including our ability to expand our operations as planned.

The COVID-19 pandemic and the Russia-Ukraine war have disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. We, our suppliers and our network of family farms are dependent on the import of equipment and other supplies from Europe and other locations. To the extent that disruptions to global shipping, including disruptions due to COVID-19 pandemic or geopolitical tensions or wars, such as the Russia-Ukraine war, negatively impact our, our suppliers’ and our network of farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

Public health pandemics, such as COVID-19, could have a material adverse impact on our business, results of operations and financial condition.

In connection with the COVID-19 pandemic, governments implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives, intended to control the spread of the virus. Companies have at times taken precautions, such as requiring employees to work remotely, imposing travel restrictions and temporarily closing businesses. Certain of these restrictions have been reinstated at various points as a response to the emergence of new variants or increased rates of infection. To the extent that any such restrictions remain in place, additional prevention and mitigation measures are implemented in the future, or there is uncertainty about the effectiveness of these or any other measures to contain or treat COVID-19, there may be an adverse impact on global economic conditions and consumer confidence and spending, which could materially and adversely affect our supply chain as well as the demand for our products. While at this time we are working to manage and mitigate potential disruptions to our supply chain, and we have not experienced decreases in demand or material financial impacts as compared to prior periods, the fluid nature of public health pandemics, such as COVID-19, and uncertainties regarding the related economic impact may result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.

The impact of public health pandemics on any of our farmers, suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by such pandemics, including interruptions to global shipping that may impact our and our farmers' and other suppliers’ ability to access equipment and other materials, continue for an extended period of time, our ability to meet the demands of our customers or to expand as planned may be materially impacted. The COVID-19 vaccination rate in the State of Missouri currently is currently lower than the national rate, and the reported rates of infection and hospitalization due to COVID-19 in Greene County, Missouri, where our Egg Central Station shell egg processing facility is located, rose at certain points during the 39-week period ended September 25, 2022. If we are forced to scale back hours of operation or close this facility in response to COVID-19 or other public health threats, or if the effects of COVID-19 or related mitigation measures make it difficult to adequately staff the facility to meet the demands of its expansion, our business, financial condition and results of operations would be materially and adversely affected.

In addition, any health and safety concerns and/or demands on agency resources related to COVID-19 or other pandemics that prevent the FDA or USDA from conducting their regular regulatory activities could significantly impact the ability of these agencies to regulate our products, which could have a material adverse effect on our business.

The full extent of COVID-19’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the emergence of new variants and the adoption and effectiveness of vaccination programs and other actions intended to mitigate the effects of the pandemic, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to persist as a severe worldwide health crisis, the disease could have a material adverse effect on our business, financial condition results of operations and cash flows, and may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Additionally, extreme weather and natural disasters exacerbated by climate change may impact our business. The family farms in our network are all geographically located in a region that provides an environment conducive to year-round raising of chickens. However, if climate change has a negative effect on the year-round habitability of this region for chickens, we may be subject to decreased availability or less favorable pricing for our eggs. Adverse weather conditions and natural disasters, including those caused by climate change, can adversely impact pasture conditions, leading to reduced yields and quality. For example, in the summer of 2022, extreme temperatures in the Pasture Belt contributed to lower-than-normal shell egg yield at certain of our farms. We may also incur increased transportation, storage and processing costs if we are unable to source products within a certain distance from Egg Central Station and co-manufacturing facilities due to the effects of climate change.

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

Selling food for human consumption involves inherent legal and other risks, and there is increasing governmental scrutiny of and public awareness regarding food safety. Illness, injury or death related to allergens, food-borne illnesses, foreign material contamination or other food safety incidents caused by our products, or involving our farmers or other suppliers, could result in the disruption or discontinuance of sales of these products or our relationships with such farmers or suppliers, or otherwise result in increased operating costs, regulatory enforcement actions or harm to our reputation. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. Our co-manufacturer elected to permanently close the affected production facility and move all production to a different facility, which did not have sufficient capacity to meet product demand. As a result, we were unable to supply customers with hard-boiled eggs for a period of time in the first quarter of fiscal 2020.

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

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected raw materials, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us, our farms or suppliers, our distributors or our customers, depending on the circumstances, to conduct a recall in accordance with FDA or USDA regulations and policies, and comparable state laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.

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

The manufacture and marketing of food products is highly regulated. We, our farms, our suppliers and our co-manufacturers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality and safety of our products, as well as the health and safety of our crew members and the protection of the environment.

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

Our business operations and ownership and past and present operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and natural resources. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business. We could also experience in the future significant opposition from third parties with respect to our business, including environmental non-governmental organizations, neighborhood groups and municipalities. Additionally, new matters or sites may be identified in the future, including in connection with the potential expansion of our egg packing capacity, that will require additional environmental investigation, assessment, or expenditures, which could cause additional capital expenditures. Future discovery of contamination of property underlying or in the vicinity of our present or future properties, facilities or waste disposal sites could require us to incur additional expenses, delays to our business and to our proposed construction. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations, could adversely affect our business, financial condition and results of operations.

Legal claims, government investigations or other regulatory enforcement actions could subject us to civil and criminal penalties.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of legal claims, government investigations or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our crew members, consultants, independent contractors, farmers, suppliers, co-manufacturers or distributors will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and operating results. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our financial condition and operating results.

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

As a public benefit corporation, our board of directors has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our amended and restated certificate of incorporation. While we believe our public benefit designation and associated obligations will benefit our stockholders, in balancing these interests our board of directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting, disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. However, for as long as we remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the independent registered public accounting firm attestation requirement.

Our compliance with Section 404 will require that we continue to incur substantial expense and expend significant management efforts to ensure ongoing compliance. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm conducts its Section 404 reviews, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The Nasdaq Stock Market LLC, or Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We will remain an emerging growth company until the earliest of: (1) December 28, 2025; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year.

We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future results of operations may not be comparable to the results of operations of certain other companies in our industry that have adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We have incurred and will continue to incur increasing costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

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

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our crew members, farmers, suppliers, co-manufacturers, distributors, customers and consumers. Such uses give rise to cybersecurity risks, including security breaches, espionage, system disruption, theft and inadvertent release of information. Cybersecurity incidents are increasing in their frequency, sophistication and intensity, with third-party phishing and social engineering attacks in particular increasing in connection with the COVID-19 pandemic. Our business involves sensitive information and intellectual property, including customers’, distributors’ and suppliers’ information, private information about crew members and financial and strategic information about us and our business partners. Further, as we pursue new initiatives that improve our operations and cost structure, we also intend to expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks.

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
•
our involvement in litigation;
•
sales of our common stock by us or our stockholders;
•
changes in senior management or key personnel;
•
the trading volume of our common stock; and
•
changes in the anticipated future size and growth rate of our market.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of uncertainties surrounding inflation, geopolitical tensions, and public health pandemics such as COVID-19 and related impacts.

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

Based on the number of shares outstanding as of September 25, 2022, our directors, and officers hold, in the aggregate, approximately 26% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters, including, but not limited to, delaying or preventing a third party from acquiring control over us.

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

In addition, as of September 25, 2022, there were 5,164,703 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of September 25, 2022, holders of approximately 13.4 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

The market price and trading volume of our common stock is heavily influenced by the way analysts interpret our financial information and other disclosures. We do not have control over these analysts. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, our stock price would be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of September 25, 2022, we have used an aggregate of $33.7 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $24.5 million for the expansion of Egg Central Station.

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

10.1+	Non-Employee Director Compensation Policy.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

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

Vital Farms, Inc.

Dated: November 3, 2022	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2022	By:	/s/ Bo Meissner
Bo Meissner
Chief Financial Officer (Principal Financial Officer)