Form 10-K
period 2022-12-25
Vital Farms, Inc.
filed 2023-03-09
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrects are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Stock Market LLC on June 26, 2022 (the last business day of the registrant’s second fiscal quarter), was approximately $266 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 6, 2023, the registrant had 40,748,747 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the registrant’s 2023 annual meeting of stockholders, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

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
•
our expectations regarding our future growth in the foodservice channel, including commercial and non-commercial foodservice business;
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
•
the effects of outbreaks of agricultural diseases, such as avian influenza, or the perception that outbreaks may occur or regulatory or market responses to such outbreaks generally;
•
the ability of our suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;
•
the effects of a public health pandemic or contagious disease, such as COVID-19, or fear of such outbreaks, on our supply chain, the demand for our products, and on overall economic conditions and consumer confidence and spending levels;
•
the impact of the completed expansion of our Egg Central Station facility or future expansions of our processing capacity on our revenue;
•
future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•
anticipated changes in our product offerings and our ability to innovate to offer new products;
•
our ability to successfully enter into new product categories;
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
•
the impact of adverse economic conditions, including as a result of unfavorable global economic and political conditions, increased interest rates and inflation;
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

Our Ethical Decision-Making Model

Stakeholders	Guiding Principles
Farmers and Suppliers	• Forming strong relationships with our network of more than 300 family farms, who are the foundation of our resilient and reliable supply chain
Customers and Consumers	• Delivering the transparency and quality around food products that today's consumers demand
Crew Members	• Empowering our crew members by investing in their financial security, development and overall well-being
Community and Environment	• Investing in our community and being conscious stewards of the environment
Stockholders	• Building a sustainable company for the long term by delivering stockholder value

We have scaled our brand through our strong relationships with family farms and deliberate efforts to design and build the infrastructure to bring our products to a national audience. Today, with a network of more than 300 family farms, we believe we have set the national standard for pastured-raised eggs. We believe the success of our relationships with family farms and the efficiency of our supply chain provide us with a competitive advantage in the approximately $45 billion U.S. natural food and beverage industry, in which achieving reliable supply at a national scale can be challenging. In 2017, we opened Egg Central Station, a shell egg processing facility in Springfield, Missouri, which is centrally located within our network of family farms. Egg Central Station is capable of packing six million eggs per day and has achieved Safe Quality Food, or SQF, Level 3 certification, the highest level of such certification recognized by the Global Food Safety Initiative, or GFSI. In addition, Egg Central Station is the only egg facility, and, as of January 2020, we were one of only six companies (and ten sites) globally, to have received the Safe Quality Food Institute, or SQFI, Select Site certification, indicating that the site has voluntarily elected to undergo annual unannounced recertification audits by SQFI, the organization responsible for administering a global food safety and quality program known as the SQF Program. The design of Egg Central Station includes investments in support of each of our stakeholders, from our crew members (daylighting, climate control and slip resistant floors in the egg grading room), to the community and environment (consulting with the community before we built the facility, restoring native vegetation on the property, best-in-class stormwater management and the use of solar panels), to our customers and consumers (food safety and maintenance investments far beyond regulatory requirements). In April 2022, we completed expansion of Egg Central Station that nearly doubled its current square footage. We believe owning and operating this important element of our supply chain is a key differentiator and provides us with a competitive advantage, which we intend to continue to leverage to grow both our net revenue and gross margin.

Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel and has facilitated our entry into the foodservice channel. As of December 2022, we offer 25 retail stock keeping units, or SKUs, through a multi-channel retail distribution network across more than 22,000 stores and an online shopping platform. Our products generate stronger velocities and, we believe, greater profitability per unit for our retail customers in key traffic-generating categories as compared to products offered by our competitors. We believe we have significant room for growth within the retail and, in the medium- to long-term, foodservice channels, and we believe that we can capture this opportunity by growing brand awareness and through new product innovation. We also believe there are incremental growth opportunities in additional distribution channels, including the convenience, drugstore, club, military and international markets, which we may access along with retail growth opportunities to enable us to continue our net revenue growth.

We have built a sustainable company founded on products that increasingly resonate with consumers. Our trusted brand and Conscious Capitalism-focused business model have resulted in significant growth. We have increased net revenue from $1.9 million in fiscal 2010 to $362.1 million in fiscal 2022, which represents a 54.9% compounded annual growth rate, or CAGR. Going forward, we believe the consumer movement away from factory farming practices will continue to fuel demand for our products. We believe these demands extend to the food industry and that consumers are recognizing the benefits of our egg and dairy products. Our management team is committed to ensuring our values remain aligned with those of our consumers while delivering stockholder value.

Evidence of our historical success in continuing to scale our business is shown in the graphics below. Dates refer to the fiscal years ended December 30, 2018, December 29, 2019, December 27, 2020, December 26, 2021, and December 25, 2022, respectively.

Number of Stores	Net Revenue	Gross Profit
(thousands)	$MM	$MM

20% CAGR
10.8
14.7
16.4
20.9
22.1
2018
2019
2020
2021
2022

36% CAGR
107
141
214
261
362
2018
2019
2020
2021
2022

33% CAGR
$35
$43
$75
$83
$109
2018
2019
2020
2021
2022

Our History

Vital Farms was founded in 2007 on a 27-acre plot of land in Austin, Texas. Armed with a small flock of hens, the company maintained a strong belief that a varied diet and better animal welfare practices would lead to superior eggs. Our first sales came from farmers markets and restaurants around Austin and, less than a year later, our eggs were discovered by Whole Foods Market, Inc., or Whole Foods. From the beginning, we sought to not simply sell eggs to a few stores, but to build a sustainable company that aligned with the family farming community and was able to profitably deliver quality products to a devoted consumer base. As our business has continued to grow, our model remains rooted in trust and mutual accountability with our farmers, who are and will remain core to our business.

In 2014, our current president and chief executive officer, Russell Diez-Canseco, joined Vital Farms and led the development of our large and scalable network of family farms. In 2015, recognizing the opportunity to elevate our production process and bolster long-term growth and profitability, we began the design process for Egg Central Station, which opened in 2017 in Springfield, Missouri. We meticulously designed Egg Central Station in service of all of our stakeholders by improving on the best practices we observed across numerous world-class facilities. Today, Egg Central Station is capable of packing six million eggs per day and has achieved an SQF Level 3 certification, the highest level of such certification recognized by GFSI. In addition, Egg Central Station is the only egg facility, and as of January 2020, we were one of only six companies (and ten sites) globally to have received the SQFI Select Site certification.

Demand for our high-quality products has enabled us to expand our brand beyond the natural channel and into the mainstream channel through relationships with Albertsons Companies, Inc., or Albertsons, The Kroger Co., or Kroger, Publix Super Markets, Inc., or Publix, Target Corporation, or Target, Walmart Inc., or Walmart, and numerous other national and regional food retailers. As of December 2022, our products are sold in more than 22,000 stores nationwide and through our online shopping platform. Over the course of our journey, our founder, Matthew O’Hayer, has continued to inform our strategic vision and remains intimately involved with the business as our executive chairperson.

Our Purpose

Our purpose is to improve the lives of people, animals and the planet through food. Our mission is to bring ethical food to the table. We carry out our purpose and mission by partnering with family farms that operate within our strictly defined set of ethically minded practices. We are motivated by the influence we have on rural communities through creating impactful, long-term business opportunities for family farmers. Moreover, we are driven to stand up for sustainable production practices that have been largely cast aside under the factory farming system. In our view, the factory farming system has been consistently misguided, focused on producing products at lowest cost rather than driving long-term and sustainable benefits for all stakeholders.

Since inception, our values have been rooted in the principles of Conscious Capitalism. We believe managing our business in the best interest of all our stakeholders will result in a more successful and sustainable enterprise. A key premise of our business model is our consumer-centric approach, which focuses on identifying consumer needs and developing products that address these needs. While remaining committed to ethical decision-making, we have achieved strong financial performance and earned the Certified B Corporation designation, reflecting our role as a contributor to the global cultural shift toward redefining success in business in order to build a more inclusive and sustainable economy. We believe our consumers connect with Vital Farms because they love our products, relate to our values and trust our practices.

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

According to SPINS, LLC, or SPINS, data, the U.S. shell egg market accounted for approximately $9.4 billion in retail sales for the 52 weeks ended December 25, 2022 and grew at a CAGR of 10.5% between 2018 and December 2022. Our relatively low household penetration of 7.0%, compared to the shell egg category penetration of approximately 98%, provides a significant long-term growth opportunity for our business. According to SPINS data, the U.S. pasture-raised retail egg market accounted for approximately $428.0 million in retail sales for the 52 weeks ended December 25, 2022 and grew at a CAGR of 32% between 2018 and December 2022, while the specialty egg (including pasture-raised, free-range and cage-free) market accounted for approximately $1.7 billion in retail sales for the 52 weeks ended December 25, 2022 and grew at a CAGR of 15% between 2018 and December 2022. According to SPINS data, the U.S. butter market accounted for approximately $4.2 billion in retail sales for the 52 weeks ended December 25, 2022 and grew at a CAGR of 6.9% between 2018 and December 2022. We believe the strength of our platform, coupled with significant investments in our crew members and infrastructure, position us to continue to deliver industry-leading growth across new and existing categories.

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

Strategic and Valuable Brand for Retailers

Our historical performance has demonstrated that we are a strategic and valuable partner to retailers. We have reached a broad set of consumers through a variety of retail partners, including Albertsons, Kroger, Publix, Target and Walmart. As of December 2022, we are the number one or two egg brand by retail dollar sales for branded eggs with key customers such as Albertsons, Kroger, Sprouts Farmers Market, or Sprouts, Target and Whole Foods. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard. We have expanded into the mainstream channel while continuing to command premium prices for our products. We believe that our products are more attractive to retail customers because they help generate growth, deliver strong gross profits and drive strong velocities.

Supply Chain Rooted in Commitment to Our Stakeholders

Our ongoing commitment to the social and economic interests of our stakeholders guides our supply chain decisions. We carefully select and collaborate with family farms in the Pasture Belt, the U.S. region where the weather is conducive to hens being outside as much as possible. We establish supply contracts that we believe are attractive for all parties, demonstrate our commitment to our network of family farms through educational programs that transfer critical best practice knowledge and pay farmers competitive prices for high-quality eggs. We believe our commitment to farmers facilitates more sustainable farm operations and significantly reduces turnover. Our network of family farms gives us a strategic advantage through a scaled and sustainable supply chain and allows us to go to market with the highest quality premium products.

Map of the Pasture Belt

Experienced and Passionate Team

We have an experienced and passionate executive management team that has approximately 100 years of combined industry experience and includes our president and chief executive officer, Russell Diez-Canseco, a seasoned food industry expert with over 18 years of relevant experience, including at H-E-B, a privately held supermarket chain. Our leadership team works in partnership with Matthew O’Hayer, our founder and executive chairperson, who continues to inform our strategic vision with the entrepreneurial perspective gained through over 40 years of building businesses. We also have a deep bench of talent with strong business and operational experience, and crew members at all levels of our organization who are passionate about addressing the needs of our stakeholders. We have leveraged the experience and passion of our leadership team, our founder and executive chairperson, and our other crew members to grow net revenue over 390% since the beginning of 2017, enter our second major food category, butter, and build and expand our first shell egg processing facility, Egg Central Station.

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

Strengthen the Brand

We will compete in the marketplace by aspiring to build the most trusted brand. Critical to the success of this mission is our ability to share our story with a broader audience. We intend to increase our household penetration by educating consumers about our brand, our values and the premium quality of our products. Our relatively low household penetration of 7.0% for our shell eggs, compared to the shell egg category penetration of approximately 98%, demonstrates that expanding the national presence of our brand offers a significant runway for future growth. We believe we are well positioned to increase household penetration of our products given their alignment with consumer trends and approachability with consumers. We intend to increase the number of consumers who buy our products by using digitally integrated media campaigns, social media tools and other owned media channels, and we believe these efforts will educate consumers on our values and the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base.

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

Product Overview

We produce products sourced from animals raised on family farms, including shell eggs, butter, hard-boiled eggs, liquid whole eggs and ghee.

Shell Eggs

Our original and core product is shell eggs. We defined the pasture-raised egg category by following European-rooted standards codified by the Certified Humane Program, which require each hen to have at least 108 square feet of land and daily outdoor access. Our shell eggs are ethically produced, and our consumers consistently tell us that they provide a richer taste and color than other eggs on the market. The retail varieties of our shell eggs are based on supplemental feed type (certified organic and conventional), egg size (medium, large, extra-large and jumbo) and pack size (6, 12 and 18 count).

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

Ghee

In February 2019, we introduced ghee, followed in August 2019 by the release of a first-of-its-kind ghee in a squeeze bottle format. Our ghee meets the standards consumers expect from the Vital Farms brand and is offered in original and Himalayan pink salt varieties. In December 2022, we decided to discontinue our ghee products, which we anticipate will occur in full before year-end 2023.

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

Marketing

Our multi-faceted, consumer-centric marketing strategy has been instrumental in building our brand and driving net revenue. Our marketing strategy is aimed at solidifying our brand’s position as a leading provider of ethically minded food. We execute on this strategy by advertising through digitally integrated media campaigns, social media tools and other owned media channels. Our standout packaging has been a signature communication vehicle since our inception. We maintain a presence across all major social media platforms.

Our brand has grown rapidly into the #1 U.S. pasture-raised, #1 U.S. natural channel and #2 U.S. overall egg brand by retail dollar sales, with an over 90% share of the U.S. pasture-raised retail egg market for the 52-week period ended December 25, 2022. Our brand awareness is represented by a strong social media following, with approximately 133,000 Instagram followers. Building on prior success, we will continue to invest in the brand through digitally integrated national media campaigns and build customer loyalty through other media formats, including our quirky Vital Times newsletter, now in its twelfth year of print, which is placed in each egg carton. We have circulated more than 100 million copies of our Vital Times newsletter since 2021.

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

Our Customers

We market our products throughout the United States, with the majority of our net revenue coming from our shell egg products. As of December 2022, we distribute through third parties and direct to retailers to reach more than 22,000 stores. With significant expansion in recent years, our retail sales are distributed between the natural channel and mainstream channel. Because of our brand equity, loyal consumer base and expanding line of high-quality products, we believe there are attractive growth opportunities across these channels, in addition to a sizable opportunity in the foodservice channel. We believe there are also incremental growth opportunities in additional distribution channels, including the convenience, drugstore, club, military and international markets, which we may access along with retail growth opportunities to enable us to continue our net revenue growth.

Natural Channel

Natural channel retailers, including Whole Foods and Sprouts, represented approximately 47%, 42% and 39% of our retail dollar sales in fiscal years 2020, 2021 and 2022, respectively.

Mainstream Channel

Widespread consumer demand for high-quality and traceable foods has driven our expansion into the mainstream channel with national retailers, including Albertsons, Kroger, Publix, Target and Walmart. The mainstream channel represented approximately 53%, 58% and 61% of our retail dollar sales in fiscal years 2020, 2021 and 2022, respectively.

Foodservice Channel

In addition to our primary natural and mainstream channels, we sell shell and value-added eggs into the foodservice channel, which includes commercial and non-commercial foodservice operators. We expect our foodservice business to continue to grow in the medium- to long-term through our two-pronged sales approach. We anticipate growing our foodservice distribution penetration through our relationships, for example, with Dot Foods, the largest redistribution company in the country, and broad-line distributors, including Sysco, US Foods, Performance Food Group, Gordon Food Service and Ben E. Keith. By deepening our distribution penetration, we are becoming more accessible to foodservice operators across the country. We anticipate more growth with values-aligned regional and national restaurant chains that want to raise their menu standards with our ethically produced eggs.

In fiscal years 2020, 2021 and 2022, the foodservice channel accounted for approximately 1%, 1% and 3%, respectively, of our net revenue.

Our established foodservice partnerships help to extend our marketing efforts through unique co-branding opportunities, which amplify our consumer awareness and allow us to reach new households. We will continue to capitalize on these co-marketing tactics as we work to bring new foodservice operators into our customer base.

A multi-unit example from our successful foodservice program is True Food Kitchen, an award-winning restaurant brand and a pioneer of wellness-driven dining with 43 locations across the country that shares our values for improving the lives of people, animals and the planet. Our collaboration is a recipe for success to serve nourishing food that people know they can trust. At the start of 2023, True Food Kitchen committed to exclusively using our pasture-raised eggs for its menu and calling out our brand in its marketing channels. We expect to continue building a robust relationship with True Food Kitchen. We plan to co-market our consciously crafted seasonal menu items, limited-time promotions and events with True Food Kitchen throughout the year.

We have launched similar relationships with national chains, including Hopdoddy Burger Bar and Original ChopShop. Additionally, we have regional chain collaborations in all four of our U.S. sales territories. Several examples include:

•
Tacodeli, which sells breakfast tacos made exclusively with our shell eggs across restaurant locations and points of distribution, such as coffee shops and farmers' market stands, across Texas;
•
Black Seed Bagels, a bagel brand with locations across the New York metropolitan area;
•
King David Tacos, which sells breakfast tacos made exclusively with our eggs at a brick-and-mortar location, multiple cart locations and over 70 retail partners in the New York City area;

•
Pura Vida, a fresh all-day concept in the South Florida area;
•
Cafe Patachou, a breakfast and lunch restaurant chain based in the Indianapolis, Indiana area;
•
Blue Plate Restaurant Company, a casual dining group in the Minneapolis/St. Paul, Minnesota area;
•
Moe's Broadway Bagel, an East Coast-style family-run bagel chain in the Denver and Boulder Colorado area.

Supply Chain

We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of more than 300 family farms. In order to capitalize on this strong supply network, we built a state-of-the-art shell egg processing facility, Egg Central Station in Springfield, Missouri. Following its expansion in April 2022, Egg Central Station is approximately 153,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. The design of our facility includes investments in support of each of our stakeholders, from our crew members, to the community and the environment, to our customers and consumers.

Our eggs are kept in on-farm coolers using precise equipment specified by us. The eggs are then collected on a regular basis by a third-party freight carrier and placed in cold storage until packing for shipment to customers. Each of our butter, ghee, hard-boiled eggs, and liquid whole egg products have a dedicated co-manufacturer. To support the growth of our business, we are focused on expanding existing co-manufacturing relationships where appropriate and establishing new relationships.

Our egg packaging consists primarily of corrugated boxes and egg cartons. Our corrugated boxes are sourced from a supplier in Springfield, Missouri, and our egg cartons are substantially sourced from a single-source supplier from Missouri, Canada and Europe. Our other products are packaged in jars, bottles, film and cartons that are primarily managed by our co-manufacturing partners. In every case, we strive to find the most sustainable and environmentally considered packaging, shipping materials and inks.

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

Across the industry, eggs may be sourced from hens that are caged, cage-free, free-range or pasture-raised. Large egg companies offer commodity eggs sourced from caged hens, and in an attempt to address growing consumer demand for ethically produced and higher quality eggs, they have also grown their cage-free and free-range offerings.

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

Designation and continued certification as a Certified B Corporation is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were initially recertified in February 2018, began our latest reassessment process in 2021 and were most recently recertified in January 2022. Our Certified B Corporation designation remains in good standing.

Public Benefit Corporation Status

In connection with our Certified B Corporation status and as a demonstration of our long-term commitment to our mission to bring ethical food to the table, we elected in October 2017 to be treated as a public benefit corporation under Delaware law.

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

In 2022, we continued to develop and advance our environmental, social and governance, or ESG, strategy. Based on a comprehensive review we conducted in 2021 of the ESG issues most impactful to our business and most important to our stakeholders, we identified in December 2022 our initial set of ESG goals. Such goals include addressing the ecological impact of our business, driving inclusion within our crew, fostering governance accountability and mitigating climate-related risks. The identification of these risks and opportunities, together with the development of goals to address them, help to guide our approach to aligning our business and our ESG priorities.

To ensure that ESG is prioritized throughout our business, the Nominating and Corporate Governance Committee of our Board of Directors has been tasked with oversight of our strategy, initiatives, policies, practices and reporting relating to ESG matters. Additionally, we have adopted several policies to uphold our commitment to our values across our business and operations, including a Human Rights Policy, an Environmental Policy, a Diversity, Equity and Inclusion, or DEI, Policy, a Health and Workplace Safety Policy and a Supplier Code of Conduct.

We are committed to building a people-first culture that embodies our values and understands the unique needs of our crew members. We will continue to hold ourselves accountable to the important role we play in helping transition the world around us to a more diverse, equitable and inclusive place. In 2021, we appointed our first Head of DEI and established an internal Diversity Council to oversee our DEI approach and initiatives. In 2022, we continued to build on our DEI priorities through the establishment of crew resource groups and establishment of a tangible, measurable goal to increase crew inclusion. See the section titled “—Culture and Human Capital” below for further information about our commitment to a diverse crew and an inclusive work environment.

We acknowledge the potential threat that climate change may have on our business and are committed to taking action to mitigate our emissions and overall environmental risk. In 2021, we began to track and analyze our greenhouse gas emissions to understand and mitigate our carbon footprint, as well as water risks relative to our business and operations. In December 2022, we published our initial disclosures under the Task Force on Climate-Related Financial Disclosure framework.

We believe in providing transparent disclosure of our ESG efforts and communicating our progress with stakeholders, and concurrently with this Annual Report, we released our annual Impact Report in March 2023 (previously referred to as our Sustainability Report). To learn more about our ESG efforts and our relevant policies, please visit our investor relations website: investors.vitalfarms.com. Information contained on, or that can be accessed through, our website (including information in our Impact Report) is not incorporated by reference into this Annual Report or any of our other filings with the SEC. We welcome our stakeholders’ feedback on our approach to ESG and can be contacted at investors@vitalfarms.com.

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

Trademarks and Other Intellectual Property

We own trademarks and other proprietary rights that are important to our business, including our principal trademark, Vital Farms. All our key trademarks are registered with the U.S. Patent and Trademark Office. Our trademarks are valuable assets that reinforce the distinctiveness of our brand to our consumers. We believe the protection of our trademarks, copyrights and domain names are important to our success. We aggressively protect our intellectual property rights by relying on trademark and copyright.

Culture and Human Capital

Our Conscious Commitment

Our commitment to prioritizing long-term benefits to each of our stakeholders includes our talented and passionate crew members, our employees who are invaluable to our business. Prioritizing Conscious Capitalism, our business decisions consider the impact on all our stakeholders, including our crew members, and we believe this helps us to create a more sustainable and successful business.

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

Crew Recruitment, Development and Retention

Through a thoughtful and thorough screening process, we bring crew members into the business who we believe are aligned with our values and culture. In fiscal 2022, we engaged in an extensive restructuring of our orientation and onboarding processes, including in-person visits to our Austin headquarters and Egg Central Station processing facility, as well as fireside chats with functional leadership and substantive introductions to each business unit. The Vital Farms crew member journey, including recruiting, onboarding and each step of the career experience, is guided by the philosophy of supporting a people-first culture. We believe in enabling our crew members to grow both professionally and personally. We cultivate leaders across every level of the business and are committed to building a culture that embodies our values and understands the unique needs of our crew members. This commitment is evidenced by our Leadership Academy for all people managers at our Egg Central Station facility and our extensive online learning platform available to in-person and remote crew members, providing training options for both functional and interpersonal skills.

We believe in a culture of transparency and ownership. We communicate regularly with our crew members across departments and position levels, including through weekly team huddles at Egg Central Station and monthly all-company meetings that include executive question-and-answer sessions. These frequent touchpoints are focused on helping crew members feel connected to our mission and empowered to make informed decisions that drive our business forward. At Egg Central Station, we maintain an “idea board” for crew members to share suggestions on how to make the workplace experience more engaging, and we have implemented many of the suggestions shared.

In 2020, we spent time listening to our crew members to understand how they felt about returning to the office and learned that the majority appreciated the flexibility of working from home. As a result, in 2021 we made the decision to support their preference and transitioned to a remote workforce for our crew members outside Egg Central Station. We continue to believe this transition has enabled us to attract top talent across the country and has had a positive impact on crew member retention and engagement. We see examples of this daily, with everything from children popping in to say “hi” during team meetings to crew members appreciating the ability to take care of family needs when necessary. We strive to foster acceptance of our crew members’ needs and build a culture where they can bring their full selves to work.

Workplace Health and Safety

We have made the safety and well-being of our crew a top priority and have implemented a number of features to ensure our crew members feel safe, engaged and valued. At Egg Central Station, these features have included identification of opportunities to automate more physically challenging processes, offering subsidies to purchase slip-resistant and safety toe shoes and partnering with a local sports medicine practice for regular training of Egg Central Station crew members on ergonomics. Additionally, we have implemented and continue to follow an internal COVID-19 protocol and preventative measures to protect the health and safety of our crew members, customers and communities.

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
•
We Act Like Owners: We know our crew plays a critical role in our success and want them to have a stake in the outcome that they help create. We provide our crew members with competitive compensation. At our Egg Central Station facility in Springfield, Missouri, our hourly crew members are paid wages that are least 25% above the living wage for an individual without children in this market. All full-time crew members are eligible for health insurance, paid parental leave, retirement contributions, employee stock purchase plan participation, equity grants and complimentary Vital Farms products.
•
We Lead with a Growth Mindset: We bring the drive to succeed, the desire to learn and the energy to keep raising the standards on everything we do. We offer a wealth of learning opportunities to support the development of our crew. We set the foundation with our in-depth onboarding program and then keep the momentum through self-paced courses in our online learning platform, lunch & learns lead by subject matter experts, and live courses. We level up with professional coaching, programming from esteemed external collaborators on key skills such as problem solving, and curated leadership development programs. We're focused on providing an ecosystem of developmental resources that ensure our team keeps building their skills to be successful at Vital Farms and beyond.
•
We Practice Empathy: We know that we get to better answers when we incorporate different perspectives and experiences into our work. We believe a diverse, equitable and inclusive crew is crucial to our long-term success as a business and a priority for us as our values remain rooted in Conscious Capitalism. Under the direction of our Head of DEI, we are implementing a comprehensive DEI action plan, including expanded training for our crew members on DEI topics and further partnerships with our community to bolster our diversity recruiting efforts and support for underrepresented communities.
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

Our Crew Members

As of December 25, 2022, we had approximately 368 full-time crew members, including 190 in operations, 52 in sales and marketing, 25 in finance and 101 in general and administrative functions, all of whom are located in the United States. Of our full-time crew members, one is a contract worker. As of December 25, 2022, approximately 47% of our full-time crew members were women and approximately 21% were members of underrepresented minority groups. None of our crew members is represented by a labor union. We have never experienced a labor-related work stoppage, and we consider our relations with our crew members to be good.

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

Item 1A. Risk Factors

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
•
Failure to introduce successful new products, enter into new product categories or successfully pursue growth by other means may adversely affect our ability to continue to grow.
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
•
A substantial amount of our shell eggs are processed at our Egg Central Station processing facility. Any damage or disruption at this facility may harm our business.
•
If we fail to effectively maintain relationships within our existing farm network or further expand our farm network, our business, operating results and brand reputation could be harmed.
•
Future expansions of our processing capacity may not provide us with the benefits we expect to receive.
•
If we fail to effectively price our products or implement price increases, our financial condition may be adversely affected.
•
Increased transportation and freight costs and failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, have adversely impacted and are expected to continue to adversely impact our operating results.

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
•
Outbreaks of agricultural diseases, including avian influenza, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.
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
•
Because we rely on a limited number of third-party vendors to store our products, we may not be able to maintain or obtain the capacity necessary to store our products.
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
•
Failure to adequately respond to stakeholder scrutiny related to environmental, social and governance (ESG) issues, or failure to achieve our ESG goals, could adversely impact our reputation and brand.
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
•
Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits we anticipate, or we may be unable to maintain our Certified B Corporation status.

Risks Related to Our Growth and Capital Requirements

Our recent, rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our future growth or evaluate our future prospects, our business could be adversely affected.

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $214.3 million in fiscal 2020 to $260.9 million in fiscal 2021 to $362.1 million in fiscal 2022. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

•
increase awareness of our brand and successfully compete with other companies;
•
price our products effectively so that we are able to attract new customers and consumers and expand sales to our existing customers and consumers;
•
expand distribution to new points of sales with new and existing customers;
•
continue to innovate and introduce new products;
•
successfully expand into new product categories;
•
expand our supplier, co-manufacturing, co-packing, cold storage, processing and distribution capacities;
•
invest in information technology systems and related process and procedures improvements; and
•
maintain quality control over our product offerings.

The growth and expansion of our business has placed, and will continue to place, significant demands on our management and operations teams and require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner, or at all. We expect to continue to expend substantial resources on our current and future processing facilities, our sales and marketing efforts, product innovation and development, and general administration associated with being a public company.

These investments may not result in the continued growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition and results of operations.

We have incurred net losses in the past and we may not be able to maintain or increase our profitability in the future.

For fiscal 2020, fiscal 2021 and fiscal 2022, we generated net income of $9.0 million, $2.4 million and $1.2 million, respectively. However, we have experienced net losses in prior years, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our ongoing expansion efforts may prove more expensive than we anticipate (including as a result of inflation, increases in input costs or disruptions in our supply chain relating to public health pandemics, such as COVID-19, trade wars, geopolitical tensions, such as the Russia-Ukraine war, or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our processing capacity, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We also expect to continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

We have only recently expanded our product offerings beyond shell eggs and butter, which makes it difficult to forecast our future results of operations.

We have only recently expanded our product offerings beyond shell eggs and butter. As a result of our limited experience managing multiple product lines, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or our failure to successfully take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 92% of our net revenue in fiscal 2020, 92% of our net revenue in fiscal 2021 and 94% of our net revenue in fiscal 2022. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

Failure to introduce successful new products, successfully enter into new product categories or successfully pursue growth by other means may adversely affect our ability to continue to grow.

One element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products, including through entry into new product categories. There can be no assurance that we will successfully develop and market new products or successfully enter into product categories. The development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed. For example, in 2022, we decided to discontinue our convenient breakfast and ghee offerings to focus on product categories that are core to our operations. Any failure to successfully develop, market and launch future products or enter into new product categories may lead to decreased growth, sales and profitability.

Further risks are presented if we elect to pursue continued growth or enter new product categories by means other than new product introductions, including by acquisitions or investments in business or technologies that we believe could offer growth opportunities. The pursuit of such opportunities may divert the attention of management. Furthermore, it may cause us to incur various costs and expenses in identifying, investigating and pursuing such transactions, regardless of whether such opportunities are realized. Such acquisitions, transactions or investments may also result in potentially dilutive equity issuances, the incurrence of debt or contingent liabilities or challenges with integration, any of which could adversely affect our business, financial condition and results of operations.

We estimate market opportunity and forecast market growth that may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of market opportunity and growth forecasts included in this Annual Report are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

We may require additional financing to achieve our goals, and the failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.

We have funded our operations since inception primarily through equity financings and sales of our products. We have incurred and expect to continue to incur significant expenses related to the expansion of our processing capacity, including in connection with our construction and expansion of Egg Central Station and the potential development of an additional egg packing center. We believe that we will continue to expend substantial resources for the foreseeable future as we consider additional markets we may choose to pursue and other growth opportunities.

We expect that our existing cash will be sufficient to fund our planned operating expenses, capital expenditure requirements and debt service payments through at least the next 12 months. However, our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We may also seek financing in connection with potential new product introductions or acquisitions or investments in businesses or technologies that we believe could offer growth opportunities. Weakness and volatility in the capital markets and the economy in general could limit our access to the capital markets and increase our cost of borrowing. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Risks Related to Our Business, Our Brand, Our Products and Our Industry

We are dependent on the market for shell eggs, and fluctuations in this market could adversely affect our business, financial condition and results of operations.

We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. Periodically in our industry, there has been an oversupply of eggs, which has caused egg prices to contract, sometimes substantially so, and as a result we have sold or donated our excess supply at reduced prices or no cost. If we are unable to sell such eggs upon commercially reasonable terms, or at all, our gross margins, business, financial condition and operating results may be adversely affected. Conversely, in fiscal 2022, there were at times supply shortages in the egg industry, with supply impacted by, among other things, avian influenza, increased demand for eggs and increases in feed and other input costs. Such supply shortages, together with price increases we or others in the industry have implemented and may choose to implement in the future, could result in declining consumer demand for shell eggs or inability to fulfill customer demand, each of which could have a material impact on our financial condition and results and operations.

We sell shell eggs to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to any price increases we may implement), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors at a greater velocity than, or instead of, our eggs. As a result, low commodity shell egg prices relative to the price of our shell eggs may adversely affect our business, financial condition and results of operations.

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

Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, geopolitical tensions, inflation, transportation and storage costs, and agricultural and energy policies in the United States and internationally. We saw increasing prices for conventional and organic corn and soybean crops on a global basis in 2021 and 2022, including increased prices resulting from the Russia-Ukraine war and measures taken in response thereto, inflation and supply chain shortages. In December 2022, we implemented a commodity hedging program for conventional and organic feed ingredients. If we are unable to successfully conduct this program to hedge against the impact of continued commodity price fluctuations, our financial condition and results of operations may be impacted.

We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased commodity costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. Over time, if we are unable to price our products to cover increased costs, unable to offset operating cost increases with continuous improvement savings or unsuccessful in our current or any future commodity hedging program, then commodity price volatility or increases could adversely affect our business, financial condition and results of operations.

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results and our brand reputation could be harmed.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we may need to expand these capabilities in the future as we continue to grow and scale our business. For example, in fiscal 2022 we completed an expansion of Egg Central Station, our shell egg processing facility in Springfield, Missouri, to increase our capacity for the distribution of shell eggs. Additionally, we announced that we have begun the design and the site selection process for our next egg packing center. However, there is risk in our ability to effectively scale production and processing and effectively manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units, or SKUs.

Our forecasts are based on multiple assumptions that, if inaccurate, may affect our ability to maintain adequate processing and manufacturing capacities (or co-processing and co-manufacturing capacities) in order to meet the demand for our products, which could prevent us from meeting increased customer demand. If we fail to meet demand for our products and, as a result, consumers who have previously purchased our products buy other brands or our retailers allocate shelf space to other brands, our business, financial condition and results of operations could be adversely affected.

On the other hand, if we overestimate our demand or overbuild our capacity, we may have significantly underutilized supply or other assets and may experience reduced margins. If we do not accurately align our processing and manufacturing capabilities with demand, our business, financial condition and results of operations could be adversely affected.

A substantial amount of our shell eggs are processed at our Egg Central Station processing facility. Any damage or disruption at this facility may harm our business.

A substantial amount of our shell egg processing occurs at our Egg Central Station shell egg processing facility. Any shutdown or period of reduced production at Egg Central Station, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as natural disaster, weather, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in raw materials delivery, would significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to replace or repair, particularly because certain of our processing equipment is sourced internationally. In fiscal 2022, we saw pricing and capacity constraints related to internationally sourced equipment, and our equipment supply chains may be further disrupted in connection with public health pandemics, geopolitical tensions and wars, including the Russia-Ukraine war, inflation, trade wars or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. The property and business disruption insurance we maintain for Egg Central Station may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

If we fail to effectively maintain relationships with our existing farm network or further expand our farm network, our business, operating results and brand reputation could be harmed.

We source our eggs and cream for our products from our network of family farms, which is the foundation of our supply chain. If we are unable to maintain and expand this supply chain because of actions taken by farmers or other events outside of our control, we may be unable to timely supply distributors and customers with our products, which could lead to cancellation of purchase orders, damage to our commercial relationships and impairment of our brand. For example, we require our egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms, including due to interest rate increases, would impair their ability to contract with us. These and other factors, including economic uncertainty, may make it more difficult for us to recruit and attract new farmers to our network in a number sufficient to meet product demand.

There are a number of factors that could impair our relationship with farmers, many of which are outside of our control. While we strive to operate our business in a manner that drives long-term and sustainable benefits for our stakeholders, including our farmers, we may make strategic decisions that the farmers disagree with and which could cause the farmers to terminate their relationships with us. Reputational harm resulting from impairment of our relationship with existing farmers may also make it more difficult to attract new farmers to expand our network. If our relationship with our existing or future farmers is disrupted due to these or other factors, we may not be able to sustain the supply necessary to meet customer and consumer demand for our products, each of which would negatively impact our operating results. Any failure to maintain or expand our farm network would adversely affect our business, financial condition and results of operations.

Future expansions of our processing capacity may not provide us with the benefits we expect to receive.

In April 2022, we completed a significant expansion of our Egg Central Station processing facility and we announced that we have begun the design and site selection process for our next egg packing center. If the design and site selection process does not proceed as anticipated, if the potential new egg packing center is not brought up to full processing capacity or if we are unable to hire, train and retain crew members to support an additional egg packing center, we may not be able to fully realize the potential benefits of such additional egg packing center and our business, financial condition and operating results could be adversely affected.

If we fail to effectively price our products or implement price increases, our financial condition may be adversely affected.

The prices of our products are driven by a number of factors, including supply constraints, customer and consumer demand, inflation, input costs and market conditions. In response to such conditions, we increased prices on certain of our products in January 2022, May 2022 and January 2023. While we have not yet seen significant decreases in sales volume due to such price increases, if we further increase prices, we could experience lower margins, declining demand for our products, decreased ability to attract new customers and lower sales volumes. If price increases result in a greater spread between the price of our products and the price of conventional or private-label products, consumers may be less willing to pay a premium for our products, particularly in times of economic uncertainty. Additionally, our retail customers may not accept such price increases or may require increased promotional activity. If we cannot effectively price our products or carry out price increases, our business, financial condition and operating results could be adversely affected.

Increased transportation and freight costs or failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, have adversely impact and are expected to continue to adversely impact our operating results.

We rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, driver shortages, trucking capacity limitations due to general increases in freight demand, employee and contractor strikes or unavailability (including due to disease outbreaks and pandemics, such as COVID-19) or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs arising from the COVID-19 pandemic and rising fuel costs due to international tensions and wars, we saw during fiscal 2022 increased transportation and freight costs, and we expect that these elevated costs could remain in effect for the foreseeable future. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

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

Our ability to ensure a continuing supply of eggs, cream and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. Our farm network for our shell eggs is in a geographic region we refer to as the Pasture Belt, which is a term we use that refers to the U.S. region where the weather is conducive to hens being outside as much as possible. Our cream supply is located in Ohio and New York. The occurrence of a natural disaster in any of these regions could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raised prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, thereby adversely affecting our business, financial condition and results of operations.

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

Our supply may also be affected by the number and size of farms that raise chickens and cows that meet our standards, changes in U.S. and global economic conditions and our ability to forecast our raw materials requirements. For example, in order to meet our standards, we require our egg farms to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant and many of the farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, interest rate increases or any U.S. government shutdown could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities and the relative financial performance of raising chickens and cows in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

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

Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than we have. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies may acquire our competitors or launch their own egg and butter products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our products so they have less favorable placement. Larger competitors may also be less affected by economic disruption and uncertainty, including with respect to inflation, global economic conditions or agricultural diseases such as avian influenza, than we are. These competitive pressures could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures or increase the use of discounting or promotional campaigns, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

Failure to leverage our brand value propositions to compete against private-label products, especially during an economic downturn, may adversely affect our profitability.

In many product categories, we compete not only with other well-advertised nationally branded products, but also with private-label products. Such private-label products generally are sold at lower prices. Consumers are more likely to purchase our products if they believe that our products provide a higher quality and greater value than less expensive alternatives. If the difference in perceived value between our brands and private-label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. We believe that in periods of economic uncertainty, particularly in periods of uncertainty driven by high inflation, consumers may purchase more often from lower-priced private-label or other economy brands. To the extent this occurs, we could experience a decrease in the sales volume of our higher margin products or a shift in our product mix to lower margin offerings. In addition, our foodservice product sales will be reduced if consumers reduce the amount of food that they consume away-from-home at our foodservice customers, including as a result of public health pandemics or economic uncertainty driven by inflation or other factors.

We currently have a limited number of co-manufacturers. Loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on two co-manufacturers for hard-boiled eggs, two co-manufacturers for stick butter, one co-manufacturer for spreadable tub butter and one co-manufacturer for liquid eggs. While we currently have written manufacturing contracts with our co-manufacturer for spreadable tub butter and one of our co-manufacturers for hard-boiled eggs, we do not currently have written manufacturing contracts with our other co-manufacturers. Due to the absence of written contracts with certain of our co-manufacturers, these co-manufacturers can generally seek to alter or terminate their relationships with us at any time, leaving us with periods during which we have limited or no ability to manufacture certain of our products.

In addition, due to the limited number of co-manufacturers, an interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, regulatory issues or noncompliance, disease outbreaks or pandemics (such as COVID-19), war, terrorism, fire, earthquakes, flooding or other weather or natural disasters, could delay, postpone or reduce production of some of our products, which could have an adverse effect on our business, financial condition and results of operations until such time as the interruption is resolved or an alternate source of production is secured, especially in times of low inventory.

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

Outbreaks of agricultural diseases, including avian influenza, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.

Our business activities are subject to a variety of agricultural risks, including pests and diseases such as avian influenza, the occurrence of which can materially and adversely affect the quality and quantity of products, including shell eggs, that we distribute. Since the outbreak of highly pathogenic avian influenza, or HPAI, in early 2022, we have been closely following the progression of the virus. To date, we have experienced outbreaks at two of our farms, one located in Missouri and one in Tennessee. While we have not experienced material disruptions to our egg supply due to such outbreaks, if a substantial portion of our farms or production facilities were affected by an outbreak of HPAI, or a disease like it, this could have a material and adverse effect on our business, financial condition and results of operations.

Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be negatively affected by resulting governmental restrictions on our operations and the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions for our industry. Such impacts could result in decreased consumer demand for our products and impact our operating results. Additionally, certain states in which our family farms are located recommended or required at certain points during fiscal 2022 that farms keep hens indoors to help limit exposure to avian influenza. Prolonged requirements to keep our hens indoors could adversely impact consumer perception of our egg products in comparison to those of our competitors, which could have a negative effect on our business, financial condition and operating results.

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

In fiscal years 2020, 2021 and 2022, UNFI (which was Whole Foods' primary distributor other than from April 2020 to August 2021) accounted for approximately 15%, 18% and 26% of our net revenue, respectively, and KeHE accounted for approximately 12%, 10% and less than 10% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all), under similar terms and conditions, could adversely affect our business, financial condition and results of operations.

We are dependent on hatcheries and pullet farms to supply our farmer network with laying hens. Any disruption in that supply chain could materially and adversely affect our business, financial condition or results of operations.

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

We work primarily with three pullet hatcheries that contract with a network of independent pullet farms. We do not have a long-term supply contract with these suppliers, and if the suppliers were to cease doing business with us for any reason, we may have a difficult time finding and contracting with alternate pullet farms in sufficient scale to meet our needs, if at all. Additionally, any disruption in these supply services for any reason, including agricultural disease such as avian influenza, natural disaster, fire, power interruption, work stoppage or other calamity, could have a material adverse effect on our business, financial condition and results of operations if we cannot replace these providers in a timely manner on acceptable terms or at all.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 28%, 29% and 23% of our retail sales in fiscal years 2020, 2021 and 2022, respectively. Kroger accounted for approximately 13%, 12% and 12% of our retail sales in fiscal years 2020, 2021 and 2022, respectively. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from Whole Foods, Kroger or any other large retail customer, for an extended length of time could negatively impact our sales and profitability.

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

Because we rely on a limited number of third-party cold storage vendors to store our products, we may not be able to maintain or obtain the capacity necessary to store our products.

We rely on a limited number of cold storage providers to store our products. Our financial performance depends in large part on our ability to obtain adequate cold storage facilities services in a timely manner. We are not assured of continued cold storage capacities. Certain of our cold storage providers could discontinue or seek to alter their relationship with us. In addition, we are not assured of sufficient capacities of these providers commensurate with increased product demand.

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

In order to remain competitive and expand and keep shelf placement for our products, we have increased and may continue to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could impact our operating results. Further advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and participants in our industry are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful.

Increases in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. Further, social media platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, or may increase the costs of such advertising, which can negatively affect the placement of our links and, therefore, reduce the number of visits to our website and social media channels or make such marketing cost prohibitive. In addition, social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, our business, financial condition and results of operations could be adversely affected.

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

We and our co-manufacturers purchase and use significant quantities of cardboard, glass, corrugated fiberboard, kraft paper, flexible plastic, flexible film and paperboard to package our products. Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade, and we saw higher packaging costs in the fiscal year ended December 25, 2022. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, although we have not seen significant decreases in volume due to previous price increases, we may not be able to implement further price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes.

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

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. We may also have difficulty preserving our company culture as a large portion of our existing and newly hired workforce is working remotely on a permanent basis. If we fail to maintain our company culture or focus on our purpose, our business and competitive position may be harmed.

Our operations are geographically consolidated. A major tornado or other natural disaster within the region in which we operate could seriously disrupt our entire business.

Egg Central Station, our shell egg processing facility, is located in Springfield, Missouri. This facility and our network of family farms supporting our shell egg business are concentrated in the Midwestern portion of the Pasture Belt. The cream for our butter is sourced from two separate and distinct geographical areas, one area in the Midwest and one area in the Northeast. This supply encompasses a total of approximately 70 farms. Butter is manufactured in close proximity to the Midwest farm supply. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters, but a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

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

Adverse and uncertain economic conditions, including uncertainty related to inflation, market volatility, outbreaks of contagious disease such as the COVID-19 pandemic, or geopolitical tensions and wars, including the Russia-Ukraine war, may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our farmers, suppliers, co-manufacturers, distributors, retailers, foodservice consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, consumers may reduce the amount of our egg products that they purchase where there are more affordable products, including caged, cage-free and free-range egg and egg product offerings, which generally have lower retail prices than our eggs. In addition, our products are sold to consumers at a premium price point, and in an economic downturn, consumers may choose to purchase private-label or commodity products rather than our products because they are generally less expensive.

An economic downturn may cause customers to be less receptive to price increases on our products. Adverse economic conditions may also affect our farmers. In fiscal 2022, inflationary factors resulted in increased costs for our farmers to build, equip and operate their farms. If our relationship with our existing farmers, or our ability to attract new farmers, is disrupted due to economic conditions or otherwise, our operating results may be adversely affected. Further, our foodservice product sales will be reduced if consumers reduce the amount of food they consume away from home at our foodservice customers, including as a result of inflationary concerns or other economic uncertainty. Distributors and customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Disruptions in international trade, including disruptions due to the COVID-19 pandemic and Russia-Ukraine war, may have a material adverse impact on us, our suppliers and our network of farms, including our ability to expand our operations as planned.

The COVID-19 pandemic and the Russia-Ukraine war have disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. We, our suppliers and our network of family farms are dependent on equipment and other supplies imported from Europe and other locations. To the extent that disruptions to global shipping, including disruptions due to COVID-19 pandemic or geopolitical tensions or wars, such as the Russia-Ukraine war, negatively impact our, our suppliers’ and our network of farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

The impact of public health pandemics, such as COVID-19, on any of our farmers, suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by such pandemics, including interruptions to global shipping that may impact our and our farmers' and other suppliers’ ability to access equipment and other materials, continue for an extended period of time, our ability to meet the demands of our customers or to expand as planned may be materially impacted. If we are forced to scale back hours of operation or close our facilities in response to public health threats, or if the effects of COVID-19 or related mitigation measures make it difficult to adequately staff the facility to meet our capacity demands, our business, financial condition and results of operations would be materially and adversely affected. Uncertainties regarding the economic impacts of public health pandemics, such as COVID-19, may result in sustained market turmoil, which could also negatively impact our business, financial condition and results of operations.

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

Additionally, extreme weather and natural disasters exacerbated by climate change may impact our business. The egg farms in our network are all geographically located in a region that provides an environment conducive to year-round raising of chickens. However, if climate change negatively impacts the year-round habitability of this region for chickens, we may be subject to decreased availability or less favorable pricing for our eggs. Adverse weather conditions and natural disasters, including those caused by climate change, can adversely impact pasture conditions, leading to reduced yields and quality. For example, in the summer of 2022, extreme temperatures in the Pasture Belt contributed to lower-than-normal shell egg yield at certain of our farms. Adverse weather conditions and natural disasters may also impact the habitability and pasture conditions of the farms where we source cream for our butter products. Further, we may incur increased transportation, storage and processing costs if we are unable to source products within a certain distance from our processing and co-manufacturing facilities due to the effects of climate change.

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

Failure to adequately respond to stakeholder scrutiny related to environmental, social and governance (ESG) issues, or failure to achieve our ESG goals, could adversely impact our reputation and brand.

Our business faces increasing scrutiny related to ESG issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. In December 2022, we announced a series of ESG goals relating to, among other things, ecological impacts, diversity and inclusion, governance accountability and climate change. There is no assurance that we will be able to achieve our ESG goals. Failure to achieve our ESG goals could damage our reputation and brand image and our business, financial condition and results of operations could be adversely impacted.

Implementation of our environmental and sustainability initiatives, including in connection with our ESG goals and annual impact report, may require certain financial expenditures and crew member resources, and if we are unable to meet our ESG goals or other applicable standards or expectations with respect to ESG issues, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our investors, crew members, customers and consumers.

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

Our operations are subject to extensive regulation by the FDA, the USDA and other federal, state and local authorities. With respect to eggs in particular, the FDA and the USDA split jurisdiction depending on the type of product involved. While the FDA has primary responsibility for the regulation of shell eggs, the USDA has primary responsibility for the regulation of dried, frozen or liquid eggs and other “egg products,” subject to certain exceptions. Specifically, our shell eggs, butter, hard-boiled eggs, and ghee products are subject to the requirements of the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of most food products. The FDA requires that facilities that manufacture food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements. Our shell egg operations are further subject to FDA regulatory requirements governing the production, storage and transportation of shell eggs for the control of salmonella. FDA-inspected processing facilities are subject to periodic and “for cause” inspection by federal, state and local authorities. In addition, certain of our products, such as our liquid whole egg products, are subject to regulation by the USDA, including facility registration, inspection, manufacturing and labeling requirements. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs and other regulatory requirements for the manufacturing of our products that is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA, the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, result in our co-manufacturers’ inability to continue manufacturing for us, result in a recall of our products that have already been distributed and result in damage to our brand and reputation. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. We rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the USDA or another regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be adversely impacted.

Our liquid whole eggs are subject to the requirements of the Egg Products Inspection Act, or EPIA, and regulations promulgated thereunder by the USDA. The USDA has comprehensive regulations in place that apply to establishments that break, dry and process shell eggs into liquid egg products. This regulatory scheme governs the manufacturing, processing, pasteurizations, packaging, labeling and safety of egg products. Under the EPIA and USDA regulations, establishments that manufacture egg products must comply with the USDA’s requirements for sanitation, temperature control, pasteurization and labeling. In addition, in September 2020, the USDA announced that it had finalized its Egg Products Inspection Rule. Pursuant to the regulatory requirements established by this rule, we anticipate that our co-manufacturers’ liquid whole egg establishment will be required to implement Hazard Analysis and Critical Control Point plans within two years after publication of the final rule in the Federal Register and will further be required to implement Sanitary Standard Operating Procedures within one year after publication in the Federal Register. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with USDA regulations for the manufacturing of our liquid whole egg products, which is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the USDA or a comparable foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.

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

The manufacture and marketing of food products is highly regulated. We, our farmers, our suppliers and our co-manufacturers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the manufacture, packaging, labeling, distribution, advertising, sale, quality and safety of our products, as well as the health and safety of our crew members and the protection of the environment.

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

Our business operations and ownership and past and present operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and natural resources. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business. We could also experience in the future significant opposition from third parties with respect to our business, including environmental non-governmental organizations, neighborhood groups and municipalities. Additionally, new matters or sites may be identified in the future, including in connection with the potential expansion of our processing capacity, that will require additional environmental investigation, assessment, or expenditures, which could cause additional capital expenditures. Future discovery of contamination of property underlying or in the vicinity of our present or future properties, facilities or waste disposal sites could require us to incur additional expenses, delays to our business and to our proposed construction. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations, could adversely affect our business, financial condition and results of operations.

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

We have elected to be classified as a public benefit corporation under Delaware law. As a public benefit corporation, we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our amended and restated certificate of incorporation. There is no assurance that the expected positive impact from being a public benefit corporation will be realized and our status as a public benefit corporation and compliance with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

As a public benefit corporation, we are required to publicly disclose a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab, an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are B Lab and may change over time, and our continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified as a Certified B Corporation in January 2022. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, particularly if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations, or if our publicly reported Certified B Corporation score declines.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards and as a result will incur additional expenses.

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

We are dependent on various information technology systems, including, but not limited to, networks, applications and outsourced services in connection with the operation of our business. A failure of our information technology systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and loss of sales, causing our business to suffer. Further, because of our remote work policies, information that is normally protected, including company confidential information, may be less secure and we may be more vulnerable to cyberattacks. In addition, while we have not experienced a material information security breach in the last three years, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, viruses and security breaches. Any such damage or interruption could have an adverse effect on our business.

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

We maintain an online ordering platform for certain of our products, and in connection with this platform, our third-party service providers may collect, store, process, and use personal and payment information and other customer and consumer data. Any breach of our data security or that of our service providers could result in an unauthorized release or transfer of information or the loss of valuable business data or cause a disruption in our business. Any such breach could result in harm to our brand and exposure to losses, litigation or regulatory proceedings.

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

Such risks may be heightened by the fact that a large portion of our existing and newly hired crew members is working remotely on a permanent basis. Technologies and security systems in place at our crew members’ homes may be less secure than those used in a physical office, and while we have implemented controls and safeguards to help protect our systems as our crew members work from home, we may nevertheless be subject to increased cybersecurity risk, which could expose us to risks of data or financial loss, resulting in an adverse impact on our business, financial condition or results of operations.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including those described elsewhere in this "Risk Factors" section.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of uncertainties surrounding inflation, geopolitical tensions, and public health pandemics such as COVID-19 and related impacts.

Insiders have substantial control over us and are able to influence corporate matters.

Based on the number of shares outstanding as of December 25, 2022, our directors, and officers hold, in the aggregate, approximately 26% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters, including, but not limited to, delaying or preventing a third party from acquiring control over us.

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

In addition, as of December 25, 2022, there were 5,139,709 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of December 25, 2022, holders of approximately 13.5 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

While we have previously paid cash dividends on our capital stock, we do not intend to pay any cash dividends on our capital stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, you may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on your investment.

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

Also, as a public benefit corporation, our board of directors is required by the DCGL to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits identified in our certificate of incorporation. Additionally, pursuant to our amended and restated certificate of incorporation, a vote of at least 66 2/3% of our outstanding shares of voting stock is required for matters directly or indirectly amending or removing our public benefit purpose, or to effect a merger or consolidation involving stock consideration with an entity that is not a public benefit corporation with an identical public benefit to ours. Such provisions could also limit the price that our investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our common stock would receive a premium for your shares of our common stock in an acquisition.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for certain actions or proceedings under Delaware law, statutory or common law, including: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; any action as to which the DCGL confers jurisdiction to the court of Chancery of the State of Delaware; or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act of 1934, as amended, or the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. While Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against us and our directors, officers or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect our efforts to defend the validity and enforceability of such provisions may require further significant additional costs associated with resolving the dispute in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions, any of which could seriously harm our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease our corporate headquarters located at 3601 South Congress Avenue, Austin, Texas, where we occupy approximately 9,100 square feet of office space pursuant to a lease that expires in April 2026, with an option to extend this lease for a period of five years. We own our shell egg processing facility in Springfield, Missouri totaling approximately 153,000 square feet, which we refer to as Egg Central Station. We also lease approximately 92,000 square feet of warehouse space in Springfield, Missouri, which provides access to 10,000 pallet spaces pursuant to a lease that expires in September 2023. While we believe that our current facilities are suitable and adequate to meet our current needs, we have recently announced that we have begun the design and site selection process for our next egg packing center.

Item 3. Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of our business. Although the outcome of these and other claims cannot be predicted with certainty, we do not believe the ultimate resolution of the current matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market on July 31, 2020, under the symbol “VITL.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of March 6, 2023, we had 11 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We declared cash dividends on our common stock in June 2013 totaling approximately $0.3 million. We cannot provide any assurance that we will declare or pay cash dividends on our capital stock in the future. In addition, our ability to pay dividends on our capital stock may be subject to limitations under the terms of our credit facility agreement with PNC Bank, National Association, or the Credit Facility, or other credit facilities we may enter into from time to time. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for additional information on the Credit Facility. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including in our then-existing debt arrangements), capital requirements, business prospects and other factors our board of directors may deem relevant.

Comparative Stock Performance Graph

The following performance graph shows a comparison from July 31, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 25, 2022, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq US Smart Food & Beverage Index.

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

There has been no material change in the planned use of proceeds from our IPO as described in this Annual Report. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of December 25, 2022, we have used an aggregate of $34.8 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $25.6 million for capital expenditures. See Note 11 to our consolidated financial statements included elsewhere in this Annual Report for additional information on the Credit Facility.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included elsewhere in this Annual Report.

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

Our purpose is rooted in a commitment to Conscious Capitalism, which prioritizes the long-term benefits of each of our stakeholders (farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders). We make decisions based on what’s sustainable for all our stakeholders. Our collective sustainable business practices will enable us to fulfill our purpose of improving the lives of people, animals, and the planet through food, now and long into the future. For us, it is not about short-term outcomes or a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes, for everyone, over time. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and recertification as a Certified B Corporation in January 2022, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

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

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at Kroger, Sprouts, Target and Whole Foods, and we also sell our products at Albertsons, Publix and Walmart. We offer 25 retail stock keeping units, or SKUs through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 153,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing approximately six million eggs per day and has achieved Safe Quality Food, or SQF Good rating, the highest level of such certification from the Global Food Safety Initiative. In addition, as of January 2020, Egg Central Station is the only egg facility to receive, and we are one of only six companies globally to have received, the SQFI Select Site certification.

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as UNFI, US Foods and KeHE, which purchase, store, sell and deliver our products to Whole Foods (UNFI and US Foods) and Sprouts (KeHE). We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers. UNFI, US Foods and KeHE sales as a percentage of the Company's net revenue is presented below:

	Fiscal Year Ended
	December 25, 2022	December 26, 2021
UNFI	26%	18%
US Foods	*	14%
KeHE	*	10%
* less than 10%

The increase in the percentage of net revenue for UNFI for fiscal 2022 is due to a net shift in the Company’s distribution channels away from US Foods during fiscal 2021. The decrease in percentage of net revenue for KeHE is due to general shifts in the Company's distribution channels.

We have experienced consistent sales growth. We had net revenue of $362.1 million and $260.9 million, net income of $1.2 million and $2.4 million, and Adjusted EBITDA of $16.2 million and $8.0 million in the fiscal years ended December 25, 2022 and December 26, 2021, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza

Since the initial outbreaks of HPAI in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. To date, we have experienced outbreaks at two of our farms, one located in Missouri and one in Tennessee. While we have not experienced material disruptions to our egg supply due to HPAI outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results. Additionally, HPAI has resulted in supply shortages and price increases across the egg market. We are confident in the measures we have taken to reduce the risk of HPAI on our farms and production facilities, as well as our ability to mitigate impacts on supply. However, given continued uncertainty about future outbreaks and governmental responses to such outbreaks, we cannot predict the ultimate impact that HPAI will have on our business.

Inflation and Economic Uncertainties

The recent trends towards rising inflation may also materially affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. We have experienced and may continue to experience increases in our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing war between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources. We work closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of supply chain disruptions associated with such uncertainties. We currently expect to have an adequate supply of eggs, butter, packaging, and freight to meet anticipated demand through mid-2023, as well as adequate capacity for packaging and processing our eggs.

Liquidity and Capital Resources Overview

With cash and cash equivalents of $12.9 million as of December 25, 2022 and access to additional funds held as investment securities and available borrowing under our credit facility agreement with PNC Bank, National Association, or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash and cash equivalents as of December 25, 2022, together with cash provided by our operating activities and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions or other growth opportunities, our investments in partnerships and unexplored channels and ongoing costs associated with expansions of our production capacity. We may be required to seek additional equity or debt financing. However, a significant disruption of global financial markets (including a disruption due to public health pandemics, geopolitical tensions and wars, inflation or other factors) may result in our inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations. For additional information, see the section titled "Liquidity and Capital Resources" below.

Our Fiscal Year

We report on a 52-53-week fiscal year, ending on the last Sunday in December, effective beginning with the first quarter of fiscal 2018. In a 52-53-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53-week fiscal year will be this year, fiscal 2023, which we expect to begin on December 26, 2022 and end on December 31, 2023. See “Nature of the Business and Basis of Presentation” in Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report for additional details related to our fiscal calendar.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our results of operations.

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 98%, while the household penetration for our shell eggs is approximately 7.0%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 23% and 29% of our retail sales for the fiscal years ended December 25, 2022 and December 26, 2021, respectively. While the amount of our retail sales to Whole Foods increased in real terms in the fiscal year ended December 25, 2022, the percentage of our net revenue attributable to Whole Foods declined in these periods as we added new customers and expanded distribution to existing customers.

As of December 2022, there were more than 22,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is significant demand for our products in the foodservice channel since we offer versatile ingredients with high menu penetrations across all commercial and non-commercial operator segments. We see considerable opportunity to continue to grow the channel in the medium- to long-term with our two-pronged sales approach to values-aligned foodservice operators and their distributors. We are working with Waypoint, a foodservice sales and marketing agency in the consumer-packaged goods industry, to increase our category share in broad-line distribution and to get on national and regional restaurant chain menus.

We believe that most U.S. consumers' food preferences are driven primarily by what they encounter on restaurant menus, so we are also leveraging foodservice as a critical consumer touchpoint to drive brand awareness and build trust. We are investing in co-marketing to reach new households. We believe co-branding is mutually beneficial to us and foodservice operators as we believe it helps to differentiate their brands, enhance their perceived customer value and drive repeat traffic.

A multi-unit example from our successful foodservice program is True Food Kitchen, an award-winning restaurant brand and a pioneer of wellness-driven dining with 43 locations across the United States, that shares our values for improving the lives of people, animals, and the planet through ethically produced food. We have launched similar relationships with national chains, including Hopdoddy Burger Bar and Original ChopShop. Additionally, we have regional chain collaborations in all four or our U.S. sales territories. Several examples include:

•
Tacodeli, which sells breakfast tacos made exclusively with our shell eggs across restaurant locations and points of distribution, such as coffee shops and farmers' market stands, across Texas;
•
Black Seed Bagels, a bagel brand with locations across the New York metropolitan area;
•
King David Tacos, which sells breakfast tacos made exclusively with our eggs at a brick-and-mortar location, multiple cart locations and over 70 retail partners in the New York City area;
•
Pura Vida, a fresh all-day concept in the South Florida area;
•
Cafe Patachou, a breakfast and lunch restaurant chain based in the Indianapolis, Indiana area;
•
Blue Plate Restaurant Company, a casual dining group in the Minneapolis/St. Paul, Minnesota area;
•
Moe's Broadway Bagel, an East Coast-style family-run bagel chain in the Denver and Boulder Colorado area

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $339.2 million, or approximately 94%, of net revenue in fiscal 2022. We expect eggs and egg-related products will be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

Key Components of Results of Operations

Net Revenue

We generate net revenue primarily from sales of our products, including eggs and butter, to our customers, which include natural retailers, mainstream retailers and foodservice customers. We sell our products to customers on a purchase-order basis. We serve the majority of our natural channel customers and certain independent grocers and other customers through food distributors, which purchase, store, sell and deliver our products to these customers.

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

Our shell eggs are sold to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to any price increases we may implement), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors instead of our eggs. As a result, low commodity shell egg prices may adversely affect our net revenue. For example, we increased prices on certain of our products in January 2022, May 2022 and January 2023. While we have not seen significant decreases in sales volume due to previous price increases, if we further increase prices to offset higher commodity prices or other costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of broker and contractor fees for sales and marketing, as well as personnel costs for sales and marketing, finance, human resources and other administrative functions, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions. Selling, general and administrative expenses also include advertising and digital media costs, agency fees, travel and entertainment costs, and costs associated with consumer promotions, product samples, sales aids incurred to acquire new customers, retain existing customers and build our brand awareness, overhead costs for facilities, including associated depreciation and amortization expenses, and information technology-related expenses.

Shipping and Distribution

Shipping and distribution expenses consist primarily of costs related to third-party freight for our products. We expect shipping and distribution expenses to increase in absolute dollars in the medium-to-long term as we continue to scale our business.

Results of Operations

The following table sets forth our results of operations for the periods presented (in thousands):

	Fiscal Year Ended
	December 25, 2022	December 26, 2021
	(in thousands)
Net revenue	$362,050	$260,901
Cost of goods sold(1)	252,606	178,002
Gross profit	109,444	82,899
Operating expenses:
Selling, general and administrative(1)	77,236	57,868
Shipping and distribution	30,104	24,979
Total operating expenses	107,340	82,847
Income from operations	2,104	52
Other income (expense), net:
Interest expense	(114)	(52)
Interest income	992	381
Other income (expense), net	(151)	(27)
Total other income (expense), net	727	302
Net income before income taxes	2,831	354
Income tax provision (benefit)	1,601	(2,028)
Net income	1,230	2,382
Less: Net (loss) income attributable to noncontrolling interests	(21)	(47)
Net income attributable to Vital Farms, Inc. stockholders	$1,251	$2,429

(1)
Includes stock-based compensation expense of $5,852 and $4,307 in selling, general and administrative for the fiscal years ended 2022 and 2021, respectively, and $188 and $133 in cost of goods sold for the fiscal years then ended, respectively.

The following table sets forth our consolidated statements of operations data expressed as a percentage of net revenue for the periods presented:

	Fiscal Year Ended
	December 25, 2022		December 26, 2021
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$362,050	100%	$260,901	100%
Cost of goods sold(1)	252,606	70%	178,002	68%
Gross profit	109,444	30%	82,899	32%
Operating expenses:
Selling, general and administrative(1)	77,236	21%	57,868	22%
Shipping and distribution	30,104	8%	24,979	10%
Total operating expenses	107,340	30%	82,847	32%
Income from operations	2,104	1%	52	—
Other income (expense), net:
Interest expense	(114)	—	(52)	—
Interest income	992	—	381	—
Other income (expense), net	(151)	—	(27)	—
Total other income (expense), net	727	—	302	—
Net income before income taxes	2,831	1%	354	—
Income tax provision (benefit)	1,601	—	(2,028)	(1)%
Net income	1,230	—	2,382	1%
Less: Net (loss) income attributable to noncontrolling interests	(21)	—	(47)	—
Net income attributable to Vital Farms, Inc. stockholders	$1,251	—	$2,429	1%

Fiscal Year Ended December 25, 2022 Compared to Fiscal Year Ended December 26, 2021

Net Revenue

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	$ Change	% Change
	(in thousands)
Net revenue	$362,050	$260,901	$101,149	39%

The increase in net revenue of $101.1 million, or 39%, was primarily driven by volume-related increases of $74.4 million and price increases of $26.8 million. Additionally, there was an increase in egg-related product sales of $99.2 million and an increase in butter-related product sales of $1.9 million. The increases in egg and butter-related sales were primarily due to volume increases to our distributors as well as new distributions to new and existing customers. Net revenue from sales through our retail channel was $348.9 million and $256.5 million for fiscal 2022 and 2021, respectively.

Gross Profit and Gross Margin

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	$ Change	% Change
	(in thousands)
Gross profit	$109,444	$82,899	$26,545	32%
Gross margin	30%	32%

The increase in gross profit of $26.5 million, or 32%, was driven by higher net revenue generated during the fiscal year ended December 25, 2022. The decrease in gross margin during the fiscal year ended December 25, 2022 as compared to the fiscal year ended December 26, 2021 was primarily driven by an increase in input costs (including costs of organic feed and increased farmer pay) across our shell egg and butter businesses, increases in packaging costs and increases in transportation costs. Increased pricing on our organic shell egg and butter businesses at the end of January 2022, along with additional pricing increases across the entire portfolio in May 2022, partially offset the input cost headwinds.

Operating Expenses

Selling, General and Administrative

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	$ Change	% Change
	(in thousands)
Selling, general and administrative	$77,236	$57,868	$19,368	33%
Percentage of net revenue	21%	22%

Selling, general, and administrative expenses increased by $19.4 million in fiscal 2022, with such expenses accounting for 21% of net revenue. The dollar growth in selling, general and administrative expenses was primarily driven by:

•
an increase of $13.0 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations and public company status;
•
an increase of $3.5 million in brokerage-related and selling-related expenses due to expansion of the business;
•
an increase of $1.8 million in marketing-related expenses related to continued investment in brand and product marketing; and
•
an increase of $1.0 million in technology and software related expenses to support increased operations and employee headcount.

Shipping and Distribution

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	$ Change	% Change
	(in thousands)
Shipping and distribution	$30,104	$24,979	$5,125	21%
Percentage of net revenue	8%	10%

The increase in shipping and distribution expenses of $5.1 million, or 21%, was driven by higher sales volumes and freight rates. We are beginning to see freight rates stabilize due to a combination of steadying line haul rates and internal operational efficiency.

Interest Income

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	$ Change	% Change
	(in thousands)
Interest income	$992	$381	$611	160%

The increase of $611,000 in interest income, or 160%, was primarily driven by higher interest income in the fiscal year ended December 25, 2022 on our available-for-sale securities portfolio.

Provision (Benefit) for Income Taxes

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	$ Change	% Change
	(in thousands)
Income tax provision (benefit)	$1,601	$(2,028)	$3,629	179%
Percentage of net revenue	0%	(1)%

The change in income tax provision (benefit) of $3.6 million, or 179%, was primarily driven by higher pre-tax income in 2022 and favorable tax benefits from stock option exercises in the prior year which have not recurred at the same levels during the fiscal year ended December 25, 2022.

Fiscal Year Ended December 26, 2021 Compared to Fiscal Year Ended December 27, 2020

For the discussion of the financial condition and results of operations for the fiscal year ended December 26, 2021 compared to the fiscal year ended December 27, 2020, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 26, 2021, filed with the Securities and Exchange Commission on March 10, 2022.

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
•
Benefit or provision for income taxes, as applicable;
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
•
Although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced, and Adjusted EBITDA does not reflect these capital expenditures;
•
It does not consider the impact of stock-based compensation expense, as such expenses in any specific period may not directly correlate to the underlying performance of our business operations and can vary significantly between periods as a result of the timing of grants of new stock-based awards;

•
It does not include the costs related to the discontinuation of our convenient breakfast product line as these costs are infrequent, unusual and we do not anticipate that we will incur similar significant costs for product exits in the foreseeable future;
•
It does not reflect the dissolution of the Ovabrite, Inc. variable interest entity due to the infrequent nature of this transaction and we do not expect to experience similar dissolutions in the foreseeable future;
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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended
	December 25, 2022	December 26, 2021
	(in thousands)
Net income	$1,230	$2,382
Depreciation and amortization(1)	5,761	3,540
Stock-based compensation expense	6,040	4,440
Costs related to our exit of the convenient breakfast product line	2,341	—
Dissolution of Ovabrite, Inc.	122	—
Income tax provision (benefit)	1,601	(2,028)
Interest expense	114	52
Change in fair value of contingent consideration(2)	19	44
Interest income	(992)	(381)
Adjusted EBITDA	$16,236	$8,049

(1)
Amount also includes finance lease amortization.
(2)
Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $1.2 million for the fiscal year ended December 25, 2022 and retained earnings of $4.2 million as of December 25, 2022. We completed our IPO on August 4, 2020, resulting in net proceeds to us of approximately $99.7 million, after deducting underwriting discounts, commissions and offering costs associated with the offering.

Funding Requirements

We expect that our cash and cash equivalents, together with cash provided by our operating activities and available borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. We further believe that we will be able to fund potential operating expenses and cash obligations beyond the next 12 months, through a combination of existing cash and cash equivalents, cash provided by our operating activities and access to additional funds held as investment securities as well as available borrowing under our Credit Facility.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with further expansion of our processing capacity. As of December 25, 2022, future minimum lease payments under non-cancelable operating leases totaled $2.2 million and future minimum lease payments under non-cancelable finance leases totaled $9.9 million.

Credit Facility

We originally entered into our Credit Facility with PNC Bank, National Association, or PNC Bank, in October 2017. The Credit Facility initially included a $4.7 million term loan, a $10.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $1.5 million.

Subsequently, terms of the Credit Facility were modified at various times between fiscal 2018 and fiscal 2022. Such amendments (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the Credit Facility in April 2021 eliminated the term loan and equipment loan. The Tenth Amendment to the Credit Agreement in December 2022 modified certain covenants related to commodity hedging, consented to the dissolution of immaterial subsidiaries and implemented changes related to the discontinuation of LIBOR. The revolving line of credit matures in April 2024.

The maximum borrowing capacity under the revolving line of credit is $20.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrues at a rate, at our election at the time of borrowing, equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.00% or (ii) 1.00% plus the alternate base rate, as defined in the Credit Facility. In April 2020, all then-outstanding amounts under the revolving line of credit were repaid and the interest rate applicable to borrowings under the revolving line of credit was 4.5%.

The Credit Facility is secured by all of our assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires us to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations, the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on our consolidated balance sheet as of December 25, 2022 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default.

As of December 25, 2022, there was no outstanding balance under the Credit Facility. As of December 25, 2022, we were in compliance with all covenants under the Credit Facility. See “Long-Term Debt” in Note 11 to our consolidated financial statements included elsewhere in this Annual Report for additional details related to our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
	December 25, 2022	December 26, 2021
	(in thousands)
Net cash (used in) provided by operating activities	$(8,098)	$17,682
Net cash used in investing activities	(10,037)	(18,440)
Net cash provided by financing activities	83	2,180
Net (decrease) increase in cash and cash equivalents	$(18,052)	$1,422

Operating Activities

Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income, and changes in working capital. Net cash used in operating activities during the fiscal year ended December 25, 2022 is primarily due to an increase in cash used for working capital. The increase in cash used for working capital was primarily due to (i) an increase in accounts receivable as a result of significantly higher sales in the current fiscal year, (ii) a significant increase in inventory to support the ongoing growth of our business and improve our ability to meet increasing demand, and (iii) an increase in accrued liabilities for promotional spending to drive continued sales growth, employee related accruals, and marketing and broker commission accruals.

Investing Activities

Net cash used in investing activities during the fiscal year ended December 25, 2022 is primarily due to a reduction in capital spending related to our expansion of Egg Central Station that was completed in fiscal 2022. The net cash used in investing activities for purchases, sales and maturities of our available-for-sale debt securities during the fiscal year ended December 25, 2022 compared to the prior fiscal year is immaterial.

Financing Activities

Net cash provided by financing activities during the fiscal year ended December 25, 2022 is primarily comprised of proceeds from the exercise of stock options in the current fiscal year, partially offset by principal payments on finance lease obligations.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes thereto. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition and trade promotions, income taxes, and contingencies. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ materially from those estimates. The following is a summary of certain accounting estimates we consider critical. For further discussion about our accounting policies, see Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report.

Revenue Recognition and Trade Promotions

We recognize revenue for the sale of our product at the point in time when our performance obligation has been satisfied and control of the product has transferred to our customer, which generally occurs upon delivery to the customer based on terms of the sale. Revenue is measured by the transaction price, which is defined as the amount of consideration we expect to receive in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which include trade promotions as well as chargebacks such as coupons, discounts, rebates, spoils, and other programs. Variable consideration related to these programs is recorded as a reduction to revenue, at the time of sale, based on the amount we expect to incur.

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

Income Taxes

We determine our effective tax rate by estimating our permanent differences resulting from differing treatment of items for financial and income tax purposes. We are periodically audited by taxing authorities and consider any adjustments made as a result of the audits in computing our income tax expense. Any audit adjustments affecting permanent differences could have an impact on our effective tax rate.

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

Contingencies

We recognize the costs of legal defense for the legal proceedings to which we are a party during the periods in which the costs are incurred. After considerable analysis of the facts and circumstances of each case, we determine the amount of reserves required, if any. We evaluate whether a loss contingency exists, and if the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the loss can be reasonably estimated, the estimated loss would be accrued.

There were no loss contingency reserves for the past three fiscal years. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in our assumptions, the effectiveness of legal strategies, or other factors beyond our control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in commodity prices and interest rates.

Commodity Price Risk

We source our eggs and cream for our products from our network of family farms. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for all of the laying hens in our network of family farms as of December 25, 2022, the price we pay is also indexed quarterly in arrears for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Under the remainder of our contracts, we are directly responsible for purchasing feed. Either type of contract subjects us to risk of price fluctuations in feed ingredients, primarily consisting of corn and soy. During January 2023, we entered into commodity hedging programs with respect to organic and conventional corn and soy feed ingredients. The price we pay for cream is subject to butter commodity fluctuations. A hypothetical 10% increase or decrease in the weighted-average cost of these ingredients across our product lines as of December 25, 2022 would have resulted in an increase or decrease to cost of sales for the fiscal year ended December 25, 2022 of approximately $7.5 million. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

The packaging materials used for our products include cardboard, glass, corrugated fiberboard, kraft paper, flexible film and paperboard. These raw materials are subject to price fluctuations that may create price risk. A hypothetical 10% increase or decrease in the weighted-average cost of these raw materials as of December 25, 2022 would have resulted in an increase or decrease to cost of sales for the fiscal year ended December 25, 2022 of approximately $2.8 million. We seek to mitigate the impact of raw materials cost increases with a combination of negotiated pricing agreements, cost savings initiatives and efficiencies and price increases to our customers.

Interest Rate Risk

We are subject to interest rate risk in connection with our credit facility agreement with PNC Bank, National Association, or the Credit Facility. See the section titled “—Liquidity and Capital Resources—Credit Facility” above for additional details related to our Credit Facility. Based on the average interest rate on the instruments under the Credit Facility during the fiscal year ended December 25, 2022, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the fiscal year ended December 25, 2022.

Our interest-earning instruments also carry a degree of interest rate risk. As of December 25, 2022, we had cash and cash equivalents of $12.9 million and investments in available for sale securities of $65.8 million. As of December 25, 2022, the effective maturity of our investment securities available for sale was approximately 12 months and the composite credit rating of the holdings is A2 on the Moody's rating scale.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure during the fiscal year ended December 25, 2022.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Vital Farms, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vital Farms, Inc. and subsidiaries (the Company) as of December 25, 2022 and December 26, 2021, the related consolidated statements of operations, comprehensive income, redeemable convertible preferred stock, redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2022 and December 26, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2022, in conformity with U.S. generally accepted accounting principles.

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

Austin, Texas
March 9, 2023

VITAL FARMS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 25, 2022	December 26, 2021

Assets
Current assets:
Cash and cash equivalents	$12,914	$30,966
Investment securities, available-for-sale	65,814	68,621
Accounts receivable, net	40,227	26,938
Inventories	26,849	10,945
Prepaid expenses and other current assets	3,810	3,817
Total current assets	149,614	141,287
Property, plant and equipment, net	59,155	44,608
Operating lease right-of-use assets	1,895	—
Goodwill	3,858	3,858
Other assets	144	189
Total assets	$214,666	$189,942
Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,972	$22,520
Accrued liabilities	18,477	15,143
Operating lease liabilities, current	1,208	—
Finance lease liabilities, current	1,570	327
Income taxes payable	425	—
Total current liabilities	47,652	37,990
Operating lease liabilities, non-current	892	—
Finance lease liabilities, non-current	7,023	—
Other liabilities	767	192
Total liabilities	$56,334	$38,182
Commitments and contingencies (Note 17)	—	—
Redeemable noncontrolling interest	—	175
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of December 25, 2022 and December 26, 2021; 40,746,990 and 40,493,969 shares issued and outstanding as of December 25, 2022 and December 26, 2021, respectively	4	5
Additional paid-in capital	155,716	149,000
Retained earnings	4,159	2,746
Accumulated other comprehensive loss	(1,547)	(281)
Total stockholders’ equity attributable to Vital Farms, Inc. stockholders	158,332	151,470
Noncontrolling interests	—	115
Total stockholders’ equity	$158,332	$151,585
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$214,666	$189,942
See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Net revenue	$362,050	$260,901	$214,280
Cost of goods sold	252,606	178,002	139,752
Gross profit	109,444	82,899	74,528
Operating expenses:
Selling, general and administrative	77,236	57,868	47,396
Shipping and distribution	30,104	24,979	14,904
Total operating expenses	107,340	82,847	62,300
Income from operations	2,104	52	12,228
Other income (expense), net:
Interest expense	(114)	(52)	(488)
Interest income	992	381	97
Other income (expense), net	(151)	(27)	(183)
Total other income (expense), net	727	302	(574)
Net income before income taxes	2,831	354	11,654
Income tax provision (benefit)	1,601	(2,028)	2,770
Net income	1,230	2,382	8,884
Less: Net (loss) income attributable to noncontrolling interests	(21)	(47)	84
Net income attributable to Vital Farms, Inc. common stockholders	$1,251	$2,429	$8,800
Net income per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.03	$0.06	$0.31
Diluted:	$0.03	$0.06	$0.27
Weighted average common shares outstanding:
Basic:	40,648,592	40,027,278	28,667,264
Diluted:	43,469,586	43,321,733	32,914,653

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Net income	$1,230	$2,382	$8,884
Other comprehensive loss
Unrealized net holding loss on available-for-sale debt securities, net of deferred tax benefit of $383, $80 and $10 for the years ended December 25, 2022, December 26, 2021 and December 27, 2020, respectively	(1,266)	(250)	(31)
Total comprehensive income	$(36)	$2,132	$8,853

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’ Equity Attributable to Vital Farms, Inc.	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Stockholders	Interests	Equity
Balances at December 29, 2019	8,192,876	$23,036	$175	31,429,898	$3	(5,494,918)	$(16,276)	$19,593	$5,239	$—	$8,559	$79	$8,638
Issuance of common stock pursuant to initial public offering, net of issuance costs of 12,215	—	—	—	5,040,323	1	—	—	98,670	—	—	98,671	—	98,671
Issuance of common stock upon conversion of preferred stock	(8,192,876)	(23,036)	—	8,192,876	1	—	—	23,035	—	—	23,036	—	23,036
Exercise of stock options	—	—	—	75,964	—	—	—	221	—	—	221	—	221
Exercise of warrant	—	—	—	196,800	—	—	—	283	—	—	283	—	283
Vesting of restricted stock units	—	—	—	3,097	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	2,509	—	—	2,509	—	2,509
Net income attributable to noncontrolling interests - stockholders	—	—	—	—	—	—	—	—	—	—	—	83	83
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(31)	(31)	—	(31)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	—	—	—	—	8,800	—	8,800	—	8,800
Balances at December 27, 2020	—	$—	$175	44,938,958	$5	(5,494,918)	$(16,276)	$144,311	$14,039	$(31)	$142,048	$162	$142,210
Exercise of stock options	—	—	—	1,034,929	—	—	—	2,803	—	—	2,803	—	2,803
Vesting of restricted stock units	—	—	—	15,000	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	4,440	—	—	4,440	—	4,440
Net loss attributable to noncontrolling interests - stockholders	—	—	—	—	—	—	—	—	—	—	—	(47)	(47)
Retirement of treasury stock	—	—	—	(5,494,918)	—	5,494,918	16,276	(2,554)	(13,722)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(250)	(250)	—	(250)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	—	—	—	—	2,429	—	2,429	—	2,429
Balances at December 26, 2021	—	$—	$175	40,493,969	$5	—	$—	$149,000	$2,746	$(281)	$151,470	$115	$151,585

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’ Equity Attributable to Vital Farms, Inc.	Noncontrolling	Total Stockholders’
	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	Stockholders	Interests	Equity
Exercise of stock options	—	—	—	180,835	—	—	—	685	—	—	685	—	685
Vesting of restricted stock units	—	—	—	51,852	—	—	—	(9)	—	—	(9)	—	(9)
Employee stock purchase plan	—	—	—	20,334	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	6,040	—	—	6,040	—	6,040
Dissolution of noncontrolling interest	—	—	(175)	—	(1)	—	—	—	—	—	(1)	68	67
Net loss attributable to noncontrolling interests - stockholders	—	—	—	—	—	—	—	—	162	—	162	(183)	(21)
Other comprehensive loss, net	—	—	—	—	—	—	—	—	—	(1,266)	(1,266)	—	(1,266)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	—	—	—	—	1,251	—	1,251	—	1,251
Balances at December 25, 2022	—	$—	$—	40,746,990	$4	—	$—	$155,716	$4,159	$(1,547)	$158,332	$—	$158,332

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Cash flows from operating activities:
Net income	$1,230	$2,382	$8,884
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,441	3,540	2,550
Amortization of right-of-use assets	1,840	—	—
Amortization of available-for-sale debt securities	711	1,301	210
Stock-based compensation expense	6,040	4,440	2,509
Bad debt expense (recovery)	430	73	(108)
(Decrease) increase in inventory provision	(330)	224	16
Deferred taxes	632	(2,536)	1,792
Other	84	44	(449)
Changes in operating assets and liabilities:
Accounts receivable	(13,718)	(6,078)	(4,718)
Inventories	(15,574)	1,733	29
Income taxes receivable	199	1,354	61
Prepaid expenses and other current assets	(271)	426	(2,255)
Deposits and other assets	45	(46)	11
Income taxes payable	425	—	—
Accounts payable	2,352	6,796	1,807
Accrued liabilities	3,843	4,029	1,173
Operating lease liabilities	(1,477)	—	—
Net cash (used in) provided by operating activities	$(8,098)	$17,682	$11,512
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,468)	(16,711)	(10,300)
Purchases of leasehold improvements	(89)	—	—
Purchases of available-for-sale debt securities	(33,817)	(51,688)	(77,202)
Sales of available-for-sale debt securities	—	1,436	4,504
Maturities and call redemptions of available-for-sale debt securities	34,345	48,523	4,500
Proceeds from the sale of property, plant and equipment	100	—	—
Dissolution of noncontrolling interest	(108)	—	—
Repayment of notes receivable provided to related parties	—	—	846
Net cash used in investing activities	$(10,037)	$(18,440)	$(77,652)
Cash flows from financing activities:
Proceeds from issuance of common stock pursuant to the initial public offering, net of issuance costs	—	—	99,671
Proceeds from borrowings under term loan	—	—	5,000
Proceeds from borrowings under equipment loan	—	—	1,461
Proceeds from Paycheck Protection Program loan	—	—	2,593
Repayment of revolving line of credit	—	—	(1,325)
Repayment of equipment loan	—	—	(2,015)
Repayment of term loan	—	—	(8,245)
Repayment of Paycheck Protection Program loan	—	—	(2,593)
Payment of contingent consideration	(38)	(152)	(192)
Principal payments under finance lease obligations	(554)	(471)	(449)
Proceeds from exercise of stock options	675	2,803	221
Proceeds from exercise of warrant	—	—	283
Net cash provided by financing activities	$83	$2,180	$94,410
Net (decrease) increase in cash and cash equivalents	(18,052)	1,422	28,270
Cash and cash equivalents at beginning of the period	30,966	29,544	1,274
Cash and cash equivalents at end of the period	$12,914	$30,966	$29,544
Supplemental disclosure of cash flow information:
Cash paid for interest	$114	$43	$414
Cash paid for income taxes	$99	$102	$2,214
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$1,143	$1,493	$167

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (the "Company," "we," "us" or "our") was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. The Company packages, markets and distributes shell eggs, butter and other products. These products are sold under the trade names Vital Farms and RedHill Farms, primarily to retail and foodservice channels in the United States.

Vital Farms of Missouri, LLC, Backyard Eggs, LLC, Barn Door Farms, LLC, Sagebrush Foodservice, LLC and Vital Farms, LLC were, as of the fiscal year ended December 25, 2022, all wholly owned subsidiaries of Vital Farms. Each such subsidiary (other than Vital Farms of Missouri, LLC) was dissolved during the fiscal quarter ending March 26, 2023. All significant intercompany transactions and balances have been eliminated in the audited consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. Therefore, the financial results of certain 53-week years will not be exactly comparable to the prior and subsequent 52-week years. The fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 all contain operating results for 52 weeks.

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

Initial Public Offering: In August 2020, the Company completed its initial public offering (“IPO”) of 10,699,573 shares of common stock at an offering price of $22.00 per share. The Company offered 5,040,323 shares of common stock and the selling stockholders offered an additional 5,659,250 shares of common stock, including the underwriter’s option to purchase up to an additional 1,395,596 shares of common stock from the selling stockholders. The Company received gross proceeds of approximately $110,887 before deducting underwriting discounts, commissions and offering related transaction costs; the Company did not receive any proceeds from the sale of shares by the selling stockholders. Upon the closing of the IPO in August 2020, all of the then-outstanding shares of preferred stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding. The consolidated financial statements as of December 25, 2022, including share and per share amounts, include the effects of the IPO.

Secondary Public Offering: In November 2020, the Company completed a secondary public offering of 5,000,000 shares of common stock from selling stockholders in which no proceeds from the sale of shares were received by the Company and the Company incurred $0.5 million of expenses.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates principally include revenue recognition, determination of useful lives for property and equipment, trade spend accruals, goodwill, allowance for doubtful accounts, inventory obsolescence, stock option valuations, accrued liabilities and income taxes. Actual results could differ from those estimates.

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

As of December 25, 2022 and December 26, 2021, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net. During fiscal years 2022, 2021 and 2020 the Company also had customers that individually exceeded 10% or more of the Company’s net revenue. Significant customer information is presented below as follows:

	Net Revenue Year Ended December 25, 2022	Net Revenue Year Ended December 26, 2021	Net Revenue Year Ended December 27, 2020	Accounts Receivable, Net as of December 25, 2022	Accounts Receivable, Net as of December 26, 2021
Customer A	26%	18%	15%	23%	19%
Customer B	*	14%	18%	*	*
Customer C	*	10%	12%	*	*
Customer D	11%	12%	13%	12%	13%
Customer E	*	*	*	13%	12%

* Revenue and/or accounts receivable was less than 10%.

The increase in the percentage of net revenue for Customer A for fiscal 2022 is due a net shift in the Company’s distribution channels away from Customer B during the fiscal year ended December 26, 2021. The decrease in percentage of net revenue for Customer C and D is due to shifts in the Company's distribution channels.

Cash and Cash Equivalents: The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. As of December 25, 2022, cash and cash equivalents consisted of cash on deposit with balances denominated in U.S. dollars and investments in money market funds.

Investment Securities: The Company accounts for its investment securities in accordance with ASC 320, Investments-Debt and Equity Securities. The Company considers all of its debt securities for which there is a determinable fair market value, and there are no restrictions on the Company's ability to sell within the next 12 months, as available-for-sale. We classify these securities as current, because the amounts invested are available for current operations. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income until the security is settled or sold.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method with realized gains and losses on the sale of debt securities and declines in value due to credit-related factors, reclassified out of accumulated other comprehensive income when sold and recorded in other income. Income tax effects related to realized gains and losses on available-for-sale securities are released from accumulated other comprehensive income quarterly with the recognition of the Company's tax provision. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

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

Accounts Receivable: Accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any anticipated losses on the accounts receivable balances and charged to the allowance for doubtful accounts. These losses have been immaterial to date. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis by management and is based on the credit risk of specific customers, past collection history, and management’s evaluation of accounts receivable. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The Company generally does not have collateral for its receivables, but the Company does periodically evaluate the creditworthiness of its customers.

Inventories: Inventories are stated at the lower of cost (determined under the first-in, first-out method) or net realizable value. In addition to product cost, inventory costs include expenditures such as in-bound shipping and handling and warehousing costs incurred in bringing the inventory to its existing condition and location. Inventory includes eggs and egg-related products, butter and butter-related products, packaging, feed, laying hens, pullets, and equipment parts. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded in cost of goods sold with the offset to inventory. Any inventory that does not meet the quality control standards of the Company is separated and written down to its net realizable value.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. The general range of useful lives of other property, plant and equipment is as follows:

Estimated Useful Life
Land	N/A
Land improvements	15 to 20 years
Buildings and improvements	15 to 39 years
Vehicles	5 years
Machinery and equipment	2 to 7 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or 5 years

When assets are sold or retired, the cost and related accumulated depreciation or amortization of assets disposed of are removed from the accounts, with any resulting gain or loss recorded in operations in the consolidated statements of operations. Normal repairs and maintenance costs are expensed as incurred to operations.

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

The Company first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude that it is more likely than not that the fair value of the reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount based on qualitative factors or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill assessment would be required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported as impairment of goodwill in the consolidated statements of operations. To date, the Company has not recorded any impairment charges associated with its goodwill.

Impairment of Long-Lived Assets: The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects and the effects of obsolescence, demand, competition and other economic factors. The Company did not recognize an impairment loss during the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020.

Contingent Consideration: In connection with the Company’s acquisition of certain assets of Heartland Eggs, LLC in 2014, the Company was required to make royalty payments to prior owners of certain assets of Heartland Eggs. The royalty payments were contingent on the Company’s future purchase of eggs from supplier contracts that were acquired in the certain assets of Heartland Eggs acquisition. The royalty payments were deemed to be contingent because the future egg purchases were not guaranteed, and the timing and amount of any such purchases were unknown. The fair value of the contingent consideration was determined at the acquisition date using unobservable inputs (Level 3 inputs). These inputs included projected financial information, market volatility, risk-adjusted discount rates and timing of contractual payments. Subsequent to the acquisition date, at each reporting date, the contingent consideration liability was remeasured to fair value with changes in fair value recorded within selling, general and administrative expenses in the Company’s consolidated statements of operations. As of the second quarter of fiscal year 2022, this contingent liability was reduced to zero.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 25, 2022 and December 26, 2021 the Company had accrued interest and penalties related to uncertain tax positions of $85 and $0.

Net Income (Loss) per Share Attributable to Vital Farms, Inc. Common Stockholders: The Company applies the two-class method to compute basic and diluted net income (loss) per share attributable to the Company’s common stockholders when shares meet the definition of participating securities. The two-class method determines net income per share for each class of the Company’s common stock and Preferred Stock according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between the Company’s common stock and Preferred Stock based upon their respective rights to share in the earnings as if all income for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the Preferred Stock does not have a contractual obligation to share in the Company’s losses.

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

Revenue Recognition: The Company generates revenue primarily through sales of products to its customers, which include natural channel retailers, mainstream channel retailers and foodservice customers. The Company sells its products to customers on a purchase-order basis.

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

In many cases, key sales terms such as pricing and quantities ordered are established on a regular basis such that most customer arrangements and related incentives have a duration of less than one year. Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time is required before payments are due.

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

Shipping and Distribution: The Company’s shipping and distribution costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment. Shipping and distribution costs were $30,104, $24,979, and $14,904 during the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, respectively. Freight-in costs are included within Cost of Goods Sold and were $9,610, $7,623, and $5,126 during the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, respectively.

Stock-Based Compensation: The Company measures all stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense for those awards, over the requisite service period, which is generally the vesting period of the respective award. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing valuation model, which requires inputs based on certain subjective assumptions, including the fair market value of the Company’s common stock, expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Advertising and Promotion Expenses: Advertising and promotion expenses consist primarily of production costs and the costs to communicate the advertisements to promote and market the Company’s products. Production costs such as idea development, artwork, audio and video crews and other up-front development costs are expensed the first time the associated advertising campaign is launched or aired. The costs to communicate the advertisements such as airtime and distribution costs are expensed as incurred. During the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, the Company incurred advertising and promotion expenses of approximately $13,301, $11,469, and $9,815, respectively.

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

Recently Adopted Accounting Pronouncements: In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and also issued subsequent amendments to the initial guidance, ASU 2017-13, ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20, ASU 2019-01, ASU 2019-10, ASU 2020-02, and ASU 2020-05 (collectively, “Topic 842”). The guidance in Topic 842 supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. An entity may adopt the guidance either (1) retrospectively to each prior reporting period presented in the financial statements with a cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company adopted Topic 842 as of the beginning of the period of adoption, December 27, 2021, and has not applied the new standard to comparative periods presented.

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

The Company made an accounting policy election under Topic 842 not to recognize ROU assets and lease liabilities for leases with a term of 12 months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease (or December 27, 2021 for existing leases upon the adoption of Topic 842). The Company’s recognized ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date, which are reduced by any lease incentives.

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

3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of December 25, 2022:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$66,658	$(1,996)	$64,662
U.S. Treasury	1,176	(24)	1,152
Total	$67,834	$(2,020)	$65,814

The following table summarizes the Company’s available-for-sale investment securities as of December 26, 2021:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$64,816	$(364)	$64,452
Commercial Paper	2,999	—	2,999
U.S. Treasury	1,177	(7)	1,170
Total	$68,992	$(371)	$68,621

For the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, proceeds from the sale of available-for-sale securities were $0, $1,436, and $4,504, respectively. Realized gains and losses on the sale of available-for-sale securities were not material for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020. Net unrealized holding losses for the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, were $1,745, $384, and $41, before tax, respectively.

During the fiscal year ended December 25, 2022, the unrealized losses in our U.S. corporate bond portfolio consist of losses on 93 diversified issuances with credit ratings from BBB to AAA. As of December 25, 2022, there are no individual bonds with unrealized losses exceeding $92, and 44 issuances have been in a loss position greater than 12 months with aggregate unrealized losses of $1,136.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that the bonds will be called early given the current interest rate environment, and it does not have current liquidity needs that would necessitate a sale of the investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of December 25, 2022.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of investment securities as of December 25, 2022 are as follows:

	Amortized Cost	Fair Value
Due within one year	$25,291	$24,816
Due in 1-5 years	42,543	40,998
Total available-for-sale	$67,834	$65,814

The following tables present information about the Company's financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of December 25, 2022, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$—	$64,662	$—	$64,662
Money Market	6,740	—	—	6,740
U.S. Treasury	—	1,152	—	1,152
Total assets measured at fair value	$6,740	$65,814	$—	$72,554

	Fair Value Measurements as of December 26, 2021, Using:
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Corporate Bonds and U.S. Dollar Denominated Foreign Bonds	$—	$64,452	$—	$64,452
Commercial Paper	—	2,999	—	2,999
Money Market	20,101	—	—	20,101
U.S. Treasury	—	1,170	—	1,170
Total assets measured at fair value	$20,101	$68,621	$—	$88,722

During the fiscal years ended December 25, 2022 and December 26, 2021, there were no transfers between fair value measurement levels.

4. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Net Revenue:
Egg and egg-related products	$339,214	$239,967	$196,695
Butter and butter-related products	22,836	20,934	17,585
Net Revenue	$362,050	$260,901	$214,280

Net revenue is primarily generated from the sale of eggs and butter. The Company's product offerings include shell eggs, hard-boiled eggs, liquid whole eggs, butter (including stick butter and spreadable tub butter) and ghee. The Company's previous convenient breakfast product line (including egg bites and egg-based breakfast bars) was discontinued in 2022.

The fiscal year ended December 27, 2020 includes revenue totaling $624 resulting from the reduction of a sales promotion incentive settled in Q2 2020 that related to a prior year’s gross sales.

5. Accounts Receivable

Accounts receivable, net was $40,227 and $26,938 as of December 25, 2022 and December 26, 2021, respectively.

As of December 25, 2022 and December 26, 2021, the Company recorded an allowance for doubtful accounts of $699 and $269, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 29, 2019	$(304)
Provisions Charged to Operating Results	(217)
Account Write-off and Recoveries, net	325
As of December 27, 2020	$(196)
Provisions Charged to Operating Results	(184)
Account Write-off and Recoveries, net	111
As of December 26, 2021	$(269)
Provisions Charged to Operating Results	(752)
Account Write-off and Recoveries, net	322
As of December 25, 2022	$(699)

6. Inventories

Inventory consisted of the following as of the periods presented:

	December 25, 2022	December 26, 2021
Eggs and egg-related products	$13,675	$5,850
Butter and butter-related products	5,718	2,359
Packaging	5,452	2,166
Pullets	981	267
Other	1,121	731
Reserve for inventory obsolescence	(98)	(428)
Inventories	$26,849	$10,945

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirement to determine whether charges for excess or obsolete inventory reserves are required.

7. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	December 25, 2022	December 26, 2021
Land	$552	$525
Land improvements	835	—
Buildings and improvements	29,667	14,214
Vehicles	894	695
Machinery and equipment	34,978	15,523
Leasehold improvements	919	830
Furniture and fixtures	685	503
Construction in progress	3,312	21,164
	71,842	53,454
Less: Accumulated depreciation and amortization	(12,687)	(8,846)
Property, plant and equipment, net	$59,155	$44,608

During the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, depreciation and amortization of property, plant and equipment was approximately $5,441, $3,540, and $2,550, respectively.

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

The Company leases office facilities, warehouses, office equipment and vehicles for delivery of products under lease agreements with initial terms approximating one to five years. In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 842, Leases. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. The initial term of these supply agreements ranges from one to seven years. As total purchase commitments contained in these arrangements are variable, the amounts attributable to the lease components are contingent rentals; there are no minimum lease payments associated with these long-term supply contracts.

As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase cost of eggs, which includes costs associated with the eggs and the corresponding cost of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers and are also reported as part of the Company's variable lease cost. For the fiscal year ended December 25, 2022, these costs totaled $144 million.

The Company's office lease for our corporate headquarters facility in Austin, Texas includes an option to renew, generally at our sole discretion, with renewal terms that can extend the lease term up to five years. In addition, certain leases contain termination options, where the rights to terminate are held by the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. As of December 25, 2022, it is not reasonably certain that the Company will exercise the right to extend its office lease and therefore, the Company has not included the extended term in the calculation of its ROU assets or liabilities. The Company’s leases do not contain any material restrictive covenants or residual value guarantees.

Operating lease cost is recognized on a straight-line basis over the lease term and is classified within cost of goods sold and selling, general and administrative cost in the consolidated statement of operations for the fiscal year ended December 25, 2022.

Finance lease cost is recognized as amortization expense for ROU assets and interest expense associated with finance lease liabilities. Amortization expense associated with the Company's finance leases during the fiscal year ended December 25, 2022 was $439 and is recorded within cost of goods sold and selling, general and administrative costs in the consolidated statement of operations.

The components of lease cost consisted of the following for the periods presented:

	December 25, 2022	December 26, 2021
Operating lease cost	$1,445	$—
Finance lease cost - amortization of right-of-use assets	439	—
Finance lease cost - interest on lease liabilities	87	28
Short-term lease cost	67	—
Variable lease cost	2,967	—
Variable lease cost - long-term supply contracts	143,696	—
Total lease cost	$148,701	$28

Supplemental balance sheet information related to leases is as follows:

	As of December 25, 2022	As of December 26, 2021
Operating Leases
Operating lease right-of-use assets	$1,895	$—

Operating lease liabilities, current	$1,208	$—
Operating lease liabilities, non-current	892	—
Total operating lease liabilities	$2,100	$—
Finance Leases
Property, plant and equipment, net	$8,659	$876

Finance lease liabilities, current	$1,570	$327
Finance lease liabilities, non-current	7,023	—
Total finance lease liabilities	$8,593	$327

	As of December 25, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	2.18	4.85
Weighted-average discount rate	3.32%	6.34%

Future undiscounted cash flows are as follows:

	As of December 25, 2022
	Operating Leases	Finance Leases
2023	$1,254	$2,059
2024	471	2,059
2025	338	2,059
2026	115	2,059
2027	—	1,711
Thereafter	—	—
Total lease payments	2,178	9,947
Less imputed interest	(78)	(1,354)
Total present value of lease liabilities	$2,100	$8,593

Supplemental cash flow information related to leases is as follows:

Cash paid for amounts included in measurement of lease liabilities:

	Fiscal Year Ended
	December 25, 2022	December 26, 2021
Operating cash outflows - payments on operating leases	$1,477	$—
Operating cash outflows - interest payments on finance leases	$87	$28
Financing cash outflows - principal payments on finance leases	$554	$471

Right-of-use assets obtained in exchange for new lease obligations:

	As of December 25, 2022	As of December 26, 2021
Operating leases	$—	$—
Finance leases	8,931	—

9. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	December 25, 2022	December 26, 2021
Accrued employee related costs	$7,453	$3,039
Accrued promotions and customer deductions	4,414	3,599
Accrued distribution fees and freight	2,351	3,875
Accrued marketing and broker commissions	1,598	769
Accrued purchases of inventory	1,349	1,197
Accrued professional fees	761	344
Accrued property, plant and equipment	153	1,258
Other	398	1,062
Accrued liabilities	$18,477	$15,143

10. Product Exit Costs

During the fiscal year ended December 25, 2022, the Company made the determination to exit its convenient breakfast product category due to a shift in the Company's focus to product categories that are core to its operations. Charges incurred in connection with these product exits were substantially complete by December 25, 2022. Due to the relatively short term over which the charges will ultimately be settled, the Company believes the actual charges as shown below approximate fair value.

The following table summarizes the activity related to the exit of the Company's convenient breakfast products during the fiscal year ended December 25, 2022:

		For the Fiscal Year Ended December 25, 2022
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

11. Long-Term Debt

In October 2017, the Company entered into a credit facility agreement with PNC Bank, National Association (the “Credit Facility”) that initially included a $4.7 million term a loan, a $10.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $1.5 million.

Subsequently, the terms of the Credit Facility were modified at various times between fiscal 2018 and fiscal 2022. Such amendments (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the Credit Facility in April 2021 eliminated the term loan and equipment loan. The Tenth Amendment to the Credit Agreement in December 2022 modified certain covenants related to commodity hedging, consented to the dissolution of immaterial subsidiaries and implemented changes related to the discontinuation of LIBOR. The revolving line of credit matures in April 2024.

The maximum borrowing capacity under the Revolving Line of Credit is $20.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.00% or (ii) 1.00% plus the alternate base rate, as defined in the Credit Facility. In April 2020, all then-outstanding amounts under the revolving line of credit were repaid and the interest rate applicable to borrowings under the revolving line of credit was 4.5%. As of December 25, 2022, there were no outstanding amounts under the revolving line of credit.

The Credit Facility is secured by all of the Company’s assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires the Company to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations and the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of December 25, 2022 are restricted in use. Vital Farms’ wholly owned subsidiaries are non-operating and do not hold any assets or liabilities; therefore, these subsidiaries have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. The Credit Facility also contains other customary covenants, representations and events of default. As of December 25, 2022, the Company was in compliance with all covenants under the Credit Facility.

Debt issuance costs associated with the Credit Facility are reflected as a reduction of the carrying value of long-term debt on the Company’s consolidated balance sheets and are being amortized to interest expense over the term of the Credit Facility using the effective interest method. During the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, the Company recognized interest expense of $0, $52, and $488, respectively, which includes amortization of debt issuance costs of $0, $0, and $68, respectively.

Paycheck Protection Program Loan: In April 2020, the Company received loan proceeds of approximately $2,593 under the Paycheck Protection Program (“PPP”) (the “PPP Loan”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act, provides for loans to qualified businesses for amounts up to 2.5 times of the average monthly payroll expenses for the qualifying business. The Company elected to not use any of the PPP Loan proceeds of $2,593 and repaid the entire balance of the PPP Loan in April 2020.

12. Redeemable Convertible Preferred Stock

Upon the closing of the IPO in August 2020, all of the then-outstanding shares of Preferred Stock automatically converted into 8,192,876 shares of common stock on a one-for-one basis. Subsequent to the closing of the IPO, there were no shares of Preferred Stock outstanding.

As of December 25, 2022, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares, par value $0.0001 per share, of preferred stock, in one or more series and with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors (collectively, the “Preferred Stock”). As of December 25, 2022, there were no shares of Preferred Stock issued or outstanding.

13. Common Stock and Common Stock Warrant

Common Stock: As of December 25, 2022, Vital Farms’ amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 40,746,990 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 25, 2022	December 26, 2021
Options to purchase common stock	4,634,205	4,927,033
Restricted stock units	505,504	107,867
Shares available for grant under the 2020 Equity Incentive Plan and 2020 Employee Stock Purchase Plan	11,503,459	9,993,187
Total	16,643,168	15,028,087

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

14. Stock-Based Compensation

During the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, the Company recognized stock-based compensation expense of $6,040, $4,440, and $2,509, respectively. The related tax benefit from stock-based compensation during the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, was $970, $3,872, and $85, respectively. The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire 10 years from the date of grant. Restricted stock awards generally vest ratably over three years from the date of grant and contain no other service or performance conditions. The Company's policy is to recognize stock-based compensation expense on a straight-line basis over the requisite service or vesting period. Forfeitures for stock options and restricted stock awards are recognized as they occur. The Company records stock-based compensation expense in selling, general and administrative expenses and cost of goods sold. During the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, $188, $133, and $0 of stock-based compensation expense was recognized in cost of goods sold, respectively.

Stock Option Activity

The following table summarizes the Company's stock option activity since December 26, 2021:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 26, 2021	4,927,033	$9.25		$48,222
Granted	159,270	$12.47
Exercised	(180,835)	$3.14		$1,827
Cancelled/Forfeited	(271,263)	$13.31		$1,082
Outstanding as of December 25, 2022	4,634,205	$9.35	5.6	$38,522
Options exercisable as of December 25, 2022	3,117,209	$6.64	4.7	$31,626
Options vested and expected to vest as of December 25, 2022	4,633,974	$9.35	5.6	$38,520

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

The following table summarizes the valuation model assumptions, fair values and intrinsic values of stock options during the fiscal years indicated:

	December 25, 2022	December 26, 2021	December 27, 2020
Expected term (in years)	6.0	6.0 - 6.5	5.2 - 6.5
Expected stock price volatility	27.6% - 28.6%	28.5% - 29.4%	29.1% - 42.9%
Risk-free interest rate	1.64% - 4.16%	0.57% - 1.36%	0.34% - 0.49%
Expected dividend yield	0%	0%	0%
Weighted average fair value at grant date	$3.97	$7.31	$6.83
Fair value of stock options vested	$3,245	$2,694	$3,320
Intrinsic value of stock options exercised	$1,827	$20,343	$1,022
Proceeds from stock options exercised	$568	$2,776	$221

As of December 25, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $5,507, which is expected to be recognized over a weighted-average period of 1.93 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock units ("RSU") activity since December 26, 2021:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 26, 2021	107,867	$27.53
Granted	515,191	$12.28
Vested	(56,922)	$27.17
Forfeited	(60,632)	$14.57
Unvested as of December 25, 2022	505,504	$13.58

As of December 25, 2022, total unrecognized stock-based compensation expense related to the Company's unvested RSU activity was $4,732, which is expected to be recognized over a weighted-average period of 1.97 years.

The fair value of RSU shares vested during the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020 was $1,549, $564, and $118, respectively.

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted the Vital Farms, Inc. 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of December 25, 2022, 9,824,414 shares were available for future grants of the Company's common stock, which excludes 1,629,884 shares of common stock that were automatically added to the available reserve on January 1, 2023.

Employee Stock Purchase Plan: In July 2020, the Company's board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Vital Farms board of directors. As of December 25, 2022, 1,679,045 shares of the Company's common stock were available for future issuance, which excludes 407,471 shares of common stock that were automatically added to the available reserve on January 1, 2023. In November 2021, the Company's board of directors authorized an offering period commencing on March 1, 2022 and ending on May 15, 2022. The Company's board of directors has authorized subsequent additional six-month offering periods, with the most recent beginning on November 16, 2022.

15. Income Taxes

For the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, the provision for income taxes consisted of the following:

	December 25, 2022	December 26, 2021	December 27, 2020
Current:
Federal	$384	$225	$587
State	539	282	412
Deferred:
Federal	803	(2,164)	1,677
State	(125)	(371)	94
Provision (benefit) for income taxes	$1,601	$(2,028)	$2,770

The Company’s income before income taxes is entirely derived from domestic sources for all periods presented. The reconciliation of the federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	December 25, 2022	December 26, 2021	December 27, 2020
Provision at statutory rate of 21%	$594	$74	$2,446
State income taxes	51	(416)	300
Stock-based compensation	225	(2,846)	373
Non-deductible costs	279	12	211
Charitable deduction	(87)	(88)	(206)
Change in deferred tax asset valuation allowance	(53)	774	(138)
Revisions to prior year	212	—	—
Changes in uncertain tax positions	347	—	—
Other, net	33	462	(216)
Provision (benefit) for income taxes	$1,601	$(2,028)	$2,770

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities at December 25, 2022 and December 26, 2021 were comprised of the following:

	December 25, 2022	December 26, 2021
Deferred tax assets:
Accrued expenses	$2,594	$1,383
Allowances and other reserves	171	212
Inventory	963	387
Net operating loss carryforwards	1,503	2,220
Charitable contributions	230	774
Stock-based compensation	1,046	460
Lease liability	2,624	—
Other	581	90
Total deferred tax assets	9,712	5,526
Less: Valuation allowance	—	(774)
Net deferred tax assets	$9,712	$4,752
Deferred tax liabilities:
Prepaid expenses	$590	$784
Property and equipment	6,273	3,610
Operating and finance lease right of use assets	2,589	—
Intangibles	430	279
Total deferred tax liabilities	$9,882	$4,673
Net deferred tax assets (liabilities)	$(170)	$79

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered, including the Company’s current and past performance, the market environments in which the Company operates, the utilization of past tax credits, the length of carry back and carry forward periods and tax planning strategies that might be implemented. Management considered the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. The net change in the total valuation allowance for the fiscal year ended December 25, 2022 was a decrease of $774.

The activity in the Company’s deferred tax asset valuation allowance for the fiscal years ended December 25, 2022 and December 26, 2021 was as follows:

	December 25, 2022	December 26, 2021
Valuation allowance as of beginning of year	$774	$—
Increases recorded to income tax provision	—	774
Decreases recorded as benefit to income tax provision	(774)	—
Valuation allowance as of end of year	$—	$774

As of December 25, 2022, the Company had unrecognized tax benefits, which represent the aggregate tax effect of the differences between tax return positions and the benefits recognized in the Company’s financial statements. At December 25, 2022, all of the unrecognized tax benefits, if recognized, would affect the Company’s annual effective tax rate. The unrecognized tax benefits are long-term in nature and we do not anticipate the balance of the unrecognized tax benefits to change in the next 12 months.

The following table reflects changes in gross unrecognized tax benefits:

	December 25, 2022	December 26, 2021
Gross tax contingencies as of beginning of year	$219	$219
Increase in gross tax contingencies	320	—
Decrease in gross tax contingencies	(28)	—
Gross tax contingencies as of end of year	$511	$219

As of December 25, 2022, the Company had federal net operating loss carryforwards of $6.7 million which can be carried forward indefinitely. The Company also had state net operating loss carryforwards of $0.4 million which begin to expire in 2022.

The Company files a U.S. federal income tax return, as well as income tax returns in various states. Tax years 2018 and forward remain open to examination by the tax jurisdictions to which the Company is subject, with certain state taxing jurisdictions being open back to 2017.

16. Net Income Per Share

Basic and diluted net income per share attributable to the Company’s common stockholders were calculated as follows:

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Numerator:
Net income	$1,230	$2,382	$8,884
Less: Net (loss) income attributable to noncontrolling interests	(21)	(47)	84
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$1,251	$2,429	$8,800
Denominator:
Weighted average common shares outstanding — basic	40,648,592	40,027,278	28,667,264
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	2,745,161	3,290,615	4,142,947
Effect of potentially dilutive common stock warrants	—	—	82,993
Effect of potentially dilutive restricted stock units	64,455	3,840	21,449
Effect of potentially dilutive common stock issuable pursuant to the ESPP	11,378	—	—
Weighted average common shares outstanding — diluted	43,469,586	43,321,733	32,914,653
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.03	$0.06	$0.31
Diluted	$0.03	$0.06	$0.27

The company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Fiscal Year Ended
	December 25, 2022	December 26, 2021	December 27, 2020
Options to purchase common stock	27,954	4,817	826,883
Unvested restricted stock	45,386	18,927	—
	73,340	23,744	826,883

17. Commitments and Contingencies

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

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 25, 2022, the Company has not incurred any material costs as a result of such indemnifications.

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

18. Related Party Transactions

Guarantor Warrant: The Company’s executive chairperson and former Chief Executive Officer (the “Guarantor”) guaranteed the Company’s obligations under a line of credit agreement that was entered into in 2015 and that matured and was repaid in full in 2017. The Company issued a warrant to purchase 196,800 shares of the Company’s common stock at an exercise price of $1.43 to the Guarantor in exchange for his guaranty. See Note 13, “Common Stock and Common Stock Warrant.” The warrant expired on the earlier of June 12, 2020 or the completion of the IPO. On June 9, 2020, the Guarantor exercised the warrant to purchase 196,800 shares of the Company’s common stock resulting in net proceeds of approximately $282.

Ovabrite: Ovabrite, Inc., a Delaware corporation (“Ovabrite”), has been deemed a related party because its founders were stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairperson and member of the Company’s board of directors. Since Ovabrite’s incorporation in November 2016, the Company has been deemed to have had a variable interest in Ovabrite, and Ovabrite has been deemed to have been a VIE, of which the Company has been the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation. The results of operations of the Ovabrite entity were immaterial for the fiscal year ended December 25, 2022.

Effective August 30, 2022, Ovabrite’s board of directors and the holders of the majority of its outstanding capital stock consented to dissolving the entity, and a Certificate of Dissolution was filed with the Delaware Secretary of State. As of December 25, 2022, Ovabrite was in the process of winding up its business activities and liquidating its remaining assets. The derecognition of the Company's investment in Ovabrite resulted in a loss of $122, included in other income (expense), net in the Company's condensed consolidated statements of operations and a related-party receivable of $552, included in prepaid expenses and other current assets in the Company's consolidated balance sheets for and as of the fiscal year ended December 25, 2022.

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

In August 2020, the remaining $800 of the promissory notes were repaid. During the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, the Company recorded interest income of $0, $0, and $97, respectively, in connection with the promissory notes.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of our egg processing facilities, including site selection, project management and related services for our potential future egg packing facility. The owner and principal of Sandpebble is the father of an executive of the Company. In connection with the services described above, the Company paid Sandpebble $962, $1,037, and $842 during the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net, selling, general and administrative costs, accounts payable and accrued liabilities in the audited condensed consolidated balance sheets.

Whole Foods Market, Inc: A member of the Company’s board of directors was, until February 2022, an executive vice president and senior advisor at Whole Foods. The Company serves the majority of its natural channel retail customers through food distributors, such as US Foods Inc. and United Natural Foods, Inc., who purchase, store, sell and deliver products to Whole Foods. While the Company cannot precisely determine its specific revenue attributable to Whole Foods, it is a significant customer.

19. 401(k) Savings Plan

The Company established a defined contribution savings plan in 2017 under Section 401(k) of the Internal Revenue Code of 1986, as amended. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Company’s board of directors. During the fiscal years ended December 25, 2022, December 26, 2021, and December 27, 2020, the Company made contributions totaling $861, $651, and $401 respectively, to the plan.

20. Subsequent Events

On February 4, 2023, the Company’s board of directors appointed Thilo Wrede as Chief Financial Officer and principal financial officer of the Company, effective on or about March 15, 2023 (the “Transition Date”). Mr. Wrede will replace Bo Meissner, who will step down from his role as Chief Financial Officer and principal financial officer, effective as of the Transition Date. As of the Transition Date, Mr. Meissner will no longer be an officer, executive or agent of the Company but will remain with the Company through April 30, 2023 to ensure a smooth leadership transition, before transitioning to a non-employee advisory role through July 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 25, 2022. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2022 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 25, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our proxy statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission, within 120 days after the end of our fiscal year ended December 25, 2022, or the 2023 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2023 Proxy Statement under the caption "Information Regarding the Board and Corporate Governance - Code of Business Conduct and Ethics," and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on its website. The full text of our Code of Conduct is available at the Investor Relations section of our website at www.vitalfarms.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Annual Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information” in our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2023 Proxy Statement.

Part IV

Item 15. Exhibit and Financial Statement Schedules

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

10.3+	2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.8 to the Registrant’s Registration on Form S-8 (File No. 333-240258), filed with the SEC on July 31, 2020).
10.4+

Forms of Grant Notice, Stock Option Agreement and Notice of Exercise under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.5+

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

10.7+	2020 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.12 to the Registrant’s Registration on Form S-8 (File No. 333-240258), filed with the SEC on July 31, 2020).
10.8+

Form of Indemnity Agreement, by and between the Registrant and each director and executive officer (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.9+

Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on November 3, 2022).

10.10+

Second Amended and Restated Employment Agreement between the Registrant and Russell Diez-Canseco, dated as of April 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on May 5, 2022).

10.11+

Offer Letter between the Registrant and Joanne Bal, dated as of March 5, 2021 (incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K (File No. 001-39411) filed with the SEC on March 10, 2022).

10.12+

Offer Letter between the Registrant and Stephanie Coon, dated as of May 24, 2021 (incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-39411) filed with the SEC on March 10, 2022).

10.13+

Second Amended and Restated Employment Agreement between the Registrant and Jason Dale, dated as of April 1, 2022 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on May 5, 2022).

10.14+

Offer Letter between the Registrant and Kathryn McKeon, dated as of January 10, 2022 (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K (File No. 001-39411) filed with the SEC on March 10, 2022).

10.15+

Offer Letter between the Registrant and Bo Meissner, dated as of June 30, 2020 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File. No. 001-39411) filed with the SEC on March 24, 2021).

10.16+

Offer Letter between the Registrant and Peter Pappas, dated as of October 30, 2020 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File. No. 001-39411) filed with the SEC on March 24, 2021).

10.17+

Change in Control Severance Plan, effective March 31, 2022, and form Participation Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on May 5, 2022).

10.18

Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated October 4, 2017 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).

10.19

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

10.29

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

10.30

Tenth Amendment to Revolving Credit, Term Loan and Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated December 29, 2022.

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

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL FARMS, INC.

Date: March 9, 2023	By:	/s/ Russell Diez-Canseco
	Name:	Russell Diez-Canseco
	Title:	President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell Diez-Canseco	President, Chief Executive Officer and Director	March 9, 2023
Russell Diez-Canseco	(Principal Executive Officer)

/s/ Bo Meissner	Chief Financial Officer	March 9, 2023
Bo Meissner	(Principal Financial Officer)

/s/ Jeffery S. Dawson	Chief Accounting Officer	March 9, 2023
Jeffery S. Dawson	(Principal Accounting Officer)

/s/ Matthew O’Hayer	Executive Chairperson and Director	March 9, 2023
Matthew O’Hayer

/s/ Kofi Amoo-Gottfried	Director	March 9, 2023
Kofi Amoo-Gottfried

/s/ Glenda Flanagan	Director	March 9, 2023
Glenda Flanagan

/s/ Kelly Kennedy	Director	March 9, 2023
Kelly Kennedy

/s/ Karl Khoury	Director	March 9, 2023
Karl Khoury

/s/ Denny Marie Post	Director	March 9, 2023
Denny Marie Post

/s/ Gisel Ruiz	Director	March 9, 2023
Gisel Ruiz