Form 10-Q
period 2023-03-26
Vital Farms, Inc.
filed 2023-05-04
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2023

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

As of May 1, 2023, the registrant had 40,847,624 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the "Quarterly Report") contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding our revenue, expenses and other operating results;
•
our ability to acquire new customers and successfully retain existing customers;
•
our ability to attract and retain our suppliers, distributors and co-manufacturers;
•
our ability to maintain relationships with our existing farm networks or further expand such networks;
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
•
the financial condition of, and our relationships with, our farmers, suppliers, co-manufacturers, distributors, retailers and foodservice customers, as well as the health of the foodservice industry generally;
•
the effects of outbreaks of agricultural diseases, such as avian influenza, or the perception that such outbreaks may occur or regulatory or market responses to such outbreaks generally;
•
the ability of our farmers, suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;
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

ii

•
seasonality; and
•
the growth rates of the markets in which we compete.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report. A summary of selected risks associated with our business is set forth at the beginning of the section titled “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments.

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 26, 2023	December 25, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,838	$12,914
Investment securities, available-for-sale	57,233	65,814
Accounts receivable, net	40,199	40,227
Inventories	33,942	26,849
Prepaid expenses and other current assets	5,342	3,810
Total current assets	162,554	149,614
Property, plant and equipment, net	58,772	59,155
Operating lease right-of-use assets	1,549	1,895
Goodwill and other assets	3,904	4,002
Total assets	$226,779	$214,666
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,586	$25,972
Accrued liabilities	18,854	18,477
Operating lease liabilities, current	970	1,208
Finance lease liabilities, current	1,596	1,570
Income taxes payable	2,514	425
Total current liabilities	50,520	47,652
Operating lease liabilities, non-current	770	892
Finance lease liabilities, non-current	6,617	7,023
Other liabilities	1,342	767
Total liabilities	$59,249	$56,334
Commitments and contingencies (Note 19)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of March 26, 2023 and December 25, 2022; 40,839,050 and 40,746,990 shares issued and outstanding as of March 26, 2023 and December 25, 2022, respectively	4	4
Additional paid-in capital	157,343	155,716
Retained earnings	11,309	4,159
Accumulated other comprehensive loss	(1,126)	(1,547)
Total stockholders’ equity	$167,530	$158,332
Total liabilities and stockholders’ equity	$226,779	$214,666

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended
	March 26, 2023	March 27, 2022
Net revenue	$119,172	$77,058
Cost of goods sold	76,504	55,358
Gross profit	42,668	21,700
Operating expenses:
Selling, general and administrative	23,946	17,624
Shipping and distribution	7,826	8,162
Total operating expenses	31,772	25,786
Income (loss) from operations	10,896	(4,086)
Other income, net:
Interest expense	(139)	(8)
Interest income	340	130
Other (expense) income, net	(1,425)	49
Total other income, net	(1,224)	171
Net income (loss) before income taxes	9,672	(3,915)
Income tax provision (benefit)	2,522	(2,377)
Net income (loss)	7,150	(1,538)
Less: Net loss attributable to noncontrolling interests	—	(2)
Net income (loss) attributable to Vital Farms, Inc. common stockholders	$7,150	$(1,536)
Net income (loss) per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.18	$(0.04)
Diluted:	$0.16	$(0.04)
Weighted average common shares outstanding:
Basic:	40,764,546	40,532,779
Diluted:	43,398,336	40,532,779

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 26, 2023	March 27, 2022
Net income (loss)	$7,150	$(1,538)
Other comprehensive income (loss), before tax:
Available-for-sale debt securities:
Unrealized net holding gain (loss)	517	(1,075)
Amounts reclassified for realized losses to earnings	34	50
Available-for-sale debt securities, before tax	551	(1,025)
Other comprehensive income (loss), before tax	551	(1,025)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(130)	242
Other comprehensive income (loss), net of tax	421	(783)
Comprehensive income (loss)	$7,571	$(2,321)

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances as of December 25, 2022	40,746,990	$4	$155,716	$4,159	$(1,547)	$158,332
Vesting of restricted stock units	92,060	—	—	—	—	—
Stock-based compensation expense	—	—	1,627	—	—	1,627
Other comprehensive income, net	—	—	—	—	421	421
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	7,150	—	7,150
Balances as of March 26, 2023	40,839,050	$4	$157,343	$11,309	$(1,126)	$167,530

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock					Total Stockholders’ Equity Attributable
	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 26, 2021	$175	40,493,969	$5	$149,000	$2,746	$(281)	$151,470	$115	$151,585
Exercise of stock options	—	102,328	—	254	—	—	254	—	254
Stock-based compensation expense	—	—	—	1,296	—	—	1,296	—	1,296
Net loss attributable to noncontrolling interests - stockholders	—	—	—	—	162	—	162	(164)	(2)
Other comprehensive loss, net	—	—	—	—	—	(783)	(783)	—	(783)
Net loss attributable to Vital Farms, Inc. stockholders	—	—	—	—	(1,536)	—	(1,536)	—	(1,536)
Balances as of March 27, 2022	$175	40,596,297	$5	$150,550	$1,372	$(1,064)	$150,863	$(49)	$150,814

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 26, 2023	March 27, 2022
Cash flows from operating activities:
Net income (loss)	$7,150	$(1,538)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,693	948
Amortization of right-of-use assets	793	413
Amortization of available-for-sale debt securities	163	321
Stock-based compensation expense	2,241	1,296
Increase (decrease) in inventory provision	120	(29)
Deferred taxes	445	(2,572)
Unrealized loss on derivative instruments	1,047	—
Other	19	228
Net change in operating assets and liabilities	(8,268)	(4,006)
Net cash provided by (used in) operating activities	$5,403	$(4,939)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,802)	(1,686)
Purchases of available-for-sale debt securities	—	(13,973)
Maturities and call redemptions of available-for-sale debt securities	8,935	14,254
Proceeds from the sale of property, plant and equipment	1,054	50
Purchases of derivative instruments	(220)	—
Return of investment in variable interest entity	552	—
Net cash provided by (used in) investing activities	$8,519	$(1,355)
Cash flows from financing activities:
Proceeds from borrowing under revolving line of credit	7,500	—
Repayment of revolving line of credit	(7,500)	—
Payment of contingent consideration	—	(26)
Principal payments under finance lease obligations	(384)	(126)
Proceeds from exercise of stock options	—	254
Payment of tax withholding obligation on RSU shares withheld	(614)	—
Net cash (used in) provided by financing activities	$(998)	$102
Net increase (decrease) in cash and cash equivalents	12,924	(6,192)
Cash and cash equivalents at beginning of the period	12,914	30,966
Cash and cash equivalents at end of the period	$25,838	$24,774
Supplemental disclosure of cash flow information:
Cash paid for interest	$134	$8
Cash paid for income taxes	$2	$7
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$891	$2,147

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. The Company packages, markets and distributes shell eggs, butter and other products. These products are sold under the trade names Vital Farms and RedHill Farms, primarily to retail and foodservice channels in the United States.

The accompanying unaudited condensed consolidated financial statements as of March 26, 2023 and for the 13-week periods ended March 26, 2023 and March 27, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto on our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of March 26, 2023, consolidated results of operations for the 13-week periods ended March 26, 2023 and March 27, 2022, and consolidated cash flows for the 13-week periods ended March 26, 2023 and March 27, 2022. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet as of December 25, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week period ended March 26, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 31, 2023.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended March 26, 2023 and March 27, 2022 both contain operating results for 13 weeks. The fiscal year ending December 31, 2023 will include 53 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 25, 2022, and the notes thereto, which are included in our Annual Report. Other than the adoption of the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 13-week period ended March 26, 2023, except for the following.

As of December 26, 2022, the Company has entered into derivative instruments as part of its risk management strategy. Our business operations give rise to certain market risk exposures, mostly due to changes in commodity prices. We use derivative financial instruments to reduce our exposure to commodity price risk. Credit risks associated with derivative contracts are not significant, as the Company minimizes counterparty exposure by dealing with credit-worthy counterparties and collateralized insurers and by utilizing exchange traded instruments and insurance backed commodity settlement contracts. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. We do not hold derivative instruments for trading purposes. Additionally, the Company’s derivative contracts are short-term in duration, and do not make use of credit-risk-related contingent features.

Derivatives used to manage commodity price risk are not designated for hedge accounting treatment. Therefore, the changes in fair value of these derivatives are recorded as incurred within other income (expense), net in the unaudited condensed consolidated statements of operations. Cash flows related to derivative instruments are considered an investing activity of the Company. Cash settlements we receive represent realized gains on derivative instruments, while cash settlements we pay represent realized losses related to our commodity derivative instruments.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 25, 2022, and the notes thereto, which are included in our Annual Report. Except as described below, there have been no new accounting pronouncements adopted by the Company during the 13-week period ended March 26, 2023.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, ASU 2020-03 and ASU 2022-02 (collectively, “Topic 326”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The Company adopted ASU 2016-13 on December 26, 2022. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. There was no impact on the Company's unaudited condensed consolidated financial statements at adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2019-12 during fiscal year 2022 and there was no material impact on the Company’s consolidated financial statements for the year ended December 25, 2022 or on the unaudited condensed consolidated financial statements presented herein.

Recently Issued Accounting Pronouncements Not Yet Adopted

None.

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of March 26, 2023:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$57,526	$(1,458)	$56,068
U.S. Treasury	1,176	(11)	1,165
Total	$58,702	$(1,469)	$57,233

The following table summarizes the Company’s available-for-sale investment securities as of December 25, 2022:

	Amortized Cost	Unrealized Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$66,658	$(1,996)	$64,662
U.S. Treasury	1,176	(24)	1,152
Total	$67,834	$(2,020)	$65,814

For the 13-week periods ended March 26, 2023 and March 27, 2022, there were no proceeds from the sale of available-for-sale securities. During the 13-week period ended March 26, 2023, the unrealized losses in our U.S. corporate bond portfolio consist of losses on 81 diversified issuances with credit ratings ranging from BBB to AAA. As of March 26, 2023, there are no individual bonds with unrealized losses exceeding $73, and 59 issuances have been in a loss position greater than 12 months with aggregate unrealized losses of $1,198.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months, and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that the bonds will be called early and it does not have current liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of March 26, 2023.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Contractual maturities of investment securities as of March 26, 2023 are as follows:

	Amortized Cost	Fair Value
Due within one year	$28,758	$28,152
Due in 1-5 years	29,944	29,081
Total available-for-sale	$58,702	$57,233

Note 4. Derivative Financial Instruments

The Company enters into derivative instruments to partially mitigate the impact of commodity price volatility. Such instruments may include call options on commodity price contracts. Realized and unrealized gains and losses on our commodity derivatives not designated as hedging instruments are recorded in other (expense) income, net in the unaudited condensed consolidated statements of operations. The Company recognizes all derivative instruments as either assets or liabilities in the unaudited condensed consolidated balance sheets.

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	March 26, 2023	December 25, 2022
Commodity:
Corn	Bushels (in thousands)	2,527	—
Soybean Meal	Tons	28	—

For the 13-week periods ended March 26, 2023 and March 27, 2022, the pre-tax amount of commodity contract derivative losses recognized in other (expense) income, net in the unaudited condensed consolidated statements of operations was $1,415 and $0, respectively.

The fair value and location of all outstanding derivative instruments in the unaudited condensed consolidated balance sheets are included in “Fair Value Measurements” in Note 5 below.

Note 5. Fair Value Measurements

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

Assets Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances where the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of March 26, 2023, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$13,115	$—	$—	$13,115
Available-for-sale debt securities:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	56,068	—	56,068
U.S. Treasury	—	1,165	—	1,165
Prepaid expenses and other current assets:
Derivative financial instruments	—	1,105	—	1,105
Total assets measured at fair value	$13,115	$58,338	$—	$71,453

	Fair Value Measurements as of December 25, 2022, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$6,740	$—	$—	$6,740
Available-for-sale debt securities:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	64,662	—	64,662
U.S. Treasury	—	1,152	—	1,152
Total assets measured at fair value	$6,740	$65,814	$—	$72,554

During the 13-week period ended March 26, 2023, there were no transfers between fair value measurement levels.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended
	March 26, 2023	March 27, 2022
Net Revenue:
Egg and egg-related products	$112,790	$72,121
Butter and butter-related products	6,382	4,937
Net Revenue	$119,172	$77,058

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and butter (including stick butter and spreadable tub butter). The Company’s previous convenient breakfast product line (including egg bites and egg-based breakfast bars) was discontinued in 2022, and the Company's ghee product line was discontinued during the 13-week period ended March 26, 2023.

As of March 26, 2023 and December 25, 2022, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net, and during the 13-week periods ended March 26, 2023 and March 27, 2022, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week periods ended March 26, 2023 and March 27, 2022 is as follows:

	Net Revenue for the 13-Weeks Ended March 26, 2023	Net Revenue for the 13-Weeks Ended March 27, 2022
Customer A	25%	35%
Customer B	*	11%
Customer C	*	11%
* Revenue was less than 10%

The decrease in the percentage of net revenue for Customers A, B and C for the 13-week period ended March 26, 2023 compared to the 13-week period ended March 27, 2022 is due to a shift in the Company's distribution channels away from these customers.

The percentage of accounts receivable, net due from significant customers as of March 26, 2023 and December 25, 2022 is as follows:

	Accounts Receivable, Net as of March 26, 2023	Accounts Receivable, Net as of December 25, 2022
Customer A	19%	23%
Customer C	12%	12%
Customer D	12%	13%
* Accounts receivable was less than 10%

Note 7. Accounts Receivable

As of March 26, 2023 and December 25, 2022, the Company had an allowance for doubtful accounts of $783 and $699, respectively. Changes in the allowance for doubtful accounts were as follows:

Allowance for doubtful accounts
As of December 25, 2022	$(699)
Provisions charged to operating results	(84)
Account write-off and recoveries, net	—
As of March 26, 2023	$(783)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	March 26, 2023	December 25, 2022
Eggs and egg-related products	$18,722	$13,675
Butter and butter-related products	7,036	5,718
Packaging	6,565	5,452
Pullets	1,251	981
Other	1,248	1,121
Reserve for inventory obsolescence	(880)	(98)
Inventories	$33,942	$26,849

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether provisions for excess or obsolete inventory reserves are required.

Note 9. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	March 26, 2023	December 25, 2022
Land	$552	$552
Land improvements	835	835
Buildings and improvements	29,953	29,667
Vehicles	894	894
Machinery and equipment	35,179	34,978
Leasehold improvements	919	919
Furniture and fixtures	714	685
Construction in progress	3,321	3,312
	72,367	71,842
Less: Accumulated depreciation and amortization	(13,595)	(12,687)
Property, plant and equipment, net	$58,772	$59,155

During the 13-week periods ended March 26, 2023 and March 27, 2022, depreciation and amortization of property, plant and equipment was approximately $1,693 and $948, respectively.

Note 10. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense in the unaudited condensed consolidated statement of operations for the 13-week periods ended March 26, 2023 and March 27, 2022, are below:

	13-Weeks Ended
	March 26, 2023	March 27, 2022
Operating lease cost	$361	$361
Finance lease cost - amortization of right-of-use assets	447	78
Finance lease cost - interest on lease liabilities	132	3
Short-term lease cost	117	3
Variable lease cost	1,563	418
Variable lease cost - long-term supply contracts	43,086	30,183
Total lease cost	$45,706	$31,046

Future undiscounted cash flows are as follows:

	As of March 26, 2023
	Operating Leases	Finance Leases
2023	$879	$1,545
2024	471	2,060
2025	338	2,060
2026	115	2,060
2027	—	1,711
Thereafter	—	—
Total lease payments	1,803	9,436
Less imputed interest	(63)	(1,223)
Total present value of lease liabilities	$1,740	$8,213

During the 13-week periods ended March 26, 2023 and March 27, 2022, ROU assets obtained in exchange for new finance lease obligations were $4 and $20, respectively.

Note 11. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	March 26, 2023	December 25, 2022
Accrued employee related costs	$3,356	$7,453
Accrued promotions and customer deductions	4,043	4,414
Accrued distribution fees and freight	2,900	2,351
Accrued marketing and broker commissions	2,343	1,598
Accrued purchases of inventory	1,670	1,349
Accrued professional fees	1,400	761
Accrued derivative premiums	2,152	—
Accrued property, plant and equipment	322	153
Other	668	398
Accrued liabilities	$18,854	$18,477

Note 12. Product Exit Costs

During the fiscal year ended December 25, 2022, the Company made the determination to exit its convenient breakfast product category due to a shift in the Company's focus to product categories that are core to its operations. Charges incurred in connection with these product exits were substantially complete by December 25, 2022. Charges related to the exit of our ghee product category during 2023 are immaterial.

As of the fiscal year ended December 25, 2022, the ending liability balance related to this category exit was $119. As of the 13-week period ended March 26, 2023, remaining charges of $45 are expected to be settled or released by the end of the 13-week period ending June 25, 2023.

The following tables summarizes the activity related to the exit of the Company's convenient breakfast product category during the periods presented:

		For the 13-Weeks Ended March 26, 2023
Description	Statement of Operations Classification	Beginning Liability Balance	Charges Incurred	Amounts Paid or Settled	Amounts Released as Unutilized	Ending Liability Balance
Asset write-downs	Cost of goods sold	$119	$—	$(74)	$—	$45
Total		$119	$—	$(74)	$—	$45

		For the 13-Weeks Ended March 27, 2022
Description	Statement of Operations Classification	Charges Incurred	Amounts Paid or Settled	Amounts Released as Unutilized	Ending Liability Balance
Contract terminations	Selling, general and administrative	$1,126	$(49)	$—	$1,077
Inventory obsolescence	Cost of goods sold	749	(433)	—	316
Customer allowances	Net revenue	146	—	—	146
Asset write-downs	Cost of goods sold	119	—	—	119
Co-manufacturer charges	Cost of goods sold	135	(135)	—	—
Asset disposals	Selling, general and administrative	66	(66)	—	—
Total		$2,341	$(683)	$—	$1,658

Note 13. Long-Term Debt

In October 2017, the Company entered into a credit facility agreement with PNC Bank, National Association (the “Credit Facility”) that initially included a $4.7 million term a loan, a $10.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $1.5 million.

Subsequently, the terms of the Credit Facility were modified at various times between fiscal 2018 and fiscal 2022. Such amendments (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the Credit Facility in April 2021 eliminated the term loan and equipment loan. The Tenth Amendment to the Credit Facility in December 2022 modified certain covenants related to commodity hedging, provided consent for the dissolution of immaterial subsidiaries and implemented changes related to the discontinuation of LIBOR. The revolving line of credit matures in April 2024.

The maximum borrowing capacity under the revolving line of credit is $20.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.00% or (ii) 1.00% plus the alternate base rate, as defined in the Credit Facility. During the 13-week period ended March 26, 2023, the Company borrowed and repaid $7.5 million under the revolving line of credit. As of March 26, 2023, there were no outstanding amounts under the revolving line of credit.

The Credit Facility is secured by all of the Company’s assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires the Company to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations and the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of March 26, 2023 are restricted in use. Vital Farms’ wholly owned subsidiaries are non-operating and do not hold any assets or liabilities; therefore, these subsidiaries have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. The Credit Facility also contains other customary covenants, representations and events of default. As of March 26, 2023, the Company was in compliance with all covenants under the Credit Facility.

During the 13-week periods ended March 26, 2023 and March 27, 2022, the Company recognized interest expense related to draws on the revolving line of credit of $7 and $0, respectively.

Note 14. Common Stock

As of March 26, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 40,839,050 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	March 26, 2023	December 25, 2022
Options to purchase common stock	5,123,860	4,634,205
Restricted stock units	675,029	505,504
Shares available for grant under the 2020 Equity Incentive Plan and 2020 Employee Stock Purchase Plan	12,796,409	11,503,459
Total	18,595,298	16,643,168

Note 15. Stock-Based Compensation

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

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended
	March 26, 2023	March 27, 2022
Cost of goods sold	$53	$29
Selling, general and administrative expense	2,188	1,267
Total	$2,241	$1,296

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 25, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 25, 2022	4,634,205	$9.35		$38,522
Granted	508,920	$15.06
Exercised	—	$—		$—
Cancelled/Forfeited	(19,265)	$17.20		$61
Outstanding as of March 26, 2023	5,123,860	$9.88	5.8	$36,625
Options exercisable as of March 26, 2023	3,309,518	$7.17	4.6	$30,934
Options vested and expected to vest as of March 26, 2023	5,123,777	$9.88	5.8	$36,624

The fair value of shares vested during the 13-week periods ended March 26, 2023 and March 27, 2022 was $1,015 and $959, respectively. As of March 26, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $7,377, which is expected to be recognized over a weighted-average period of 2.15 years.

Restricted Stock Unit Activity

The following table summarizes the Company’s restricted stock units (“RSU”) activity since December 25, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 25, 2022	505,504	$13.58
Granted	305,606	$15.14
Vested	(127,595)	$12.97
Forfeited	(8,486)	$14.17
Unvested as of March 26, 2023	675,029	$14.40

The fair value of RSU shares vested during the 13-week periods ended March 26, 2023 and March 27, 2022 was $1,655 and $288, respectively. As of March 26, 2023, total unrecognized stock-based compensation expense related to unvested stock options and the RSUs was $8,424, which is expected to be recognized over a weighted-average period of 2.42 years.

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted its 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by the Company's stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of March 26, 2023, 10,709,893 shares were available for future grants of the Company’s common stock, which includes 1,629,884 shares of stock that were automatically added to the available reserve on January 1, 2023. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s board of directors. As of March 26, 2023, 2,086,516 shares of the Company’s common stock were available for future issuance, which includes 407,471 shares of common stock that were automatically added to the available reserve on January 1, 2023. In November 2021, the Company’s board of directors authorized an offering period commencing on March 1, 2022 and ending on May 15, 2022. The Company’s board of directors has authorized subsequent additional six-month offering periods, with the most recent beginning on November 16, 2022.

Note 16. Income Taxes

The Company’s effective tax rate for the 13-week periods ended March 26, 2023 and March 27, 2022 was approximately 26% and 61%, respectively. In the 13-week period ended March 26, 2023, the estimated annual effective tax rate was driven by permanent differences related to incentive stock options and the impact of compensation deduction limitations under Internal Revenue Code Section 162(m).

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

Note 17. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	March 26, 2023	March 27, 2022
Numerator:
Net income (loss)	$7,150	$(1,538)
Less: Net loss attributable to noncontrolling interests	—	(2)
Net income (loss) attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$7,150	$(1,536)
Denominator:
Weighted average common shares outstanding — basic	40,764,546	40,532,779
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	2,423,087	—
Effect of potentially dilutive restricted stock units	208,947	—
Effect of potentially dilutive common stock issuable pursuant to the ESPP	1,756	—
Weighted average common shares outstanding — diluted	43,398,336	40,532,779
Net income (loss) per share attributable to Vital Farms, Inc. stockholders
Basic	$0.18	$(0.04)
Diluted	$0.16	$(0.04)

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income (loss) per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended
	March 26, 2023	March 27, 2022
Options to purchase common stock	22,363	2,624
Unvested restricted stock	704	25,922
	23,067	28,546

Note 18. Accumulated Other Comprehensive Loss

The amounts reclassified from accumulated other comprehensive loss to the unaudited consolidated statements of operations were as follows (in thousands):

		Amounts Reclassified from AOCI
		13-Week Period Ended
AOCI Component	Statement of Operations Classification	March 26, 2023	March 27, 2022
Losses on available-for-sale securities	Other income (expense), net	$(34)	(50)
	Total before tax	(34)	(50)
	Tax (expense) benefit	8	12
	Net of tax	$(26)	$(38)

The gross amount and related tax benefit (expense) recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	13-Weeks Ended
	March 26, 2023			March 27, 2022
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain (loss)	$517	$(122)	$395	$(1,075)	$254	$(821)
Amounts reclassified for realized losses to earnings	34	(8)	26	50	(12)	38
Total other comprehensive income (loss)	$551	$(130)	$421	$(1,025)	$242	$(783)

Note 19. Commitments and Contingencies

Supplier Contracts: The Company purchases its egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent on the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts and there are no minimum payments associated with these long-term supply contracts. The Company records the total cost of eggs into inventory, and they are expensed to cost of goods sold when the associated eggs are sold to customers and are also reported as part of our variable lease cost.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 26, 2023, the Company has not incurred any material costs as a result of such indemnification agreements.

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

Compensatory Arrangement of Certain Officers: On February 4, 2023, the Board of Directors of the Company appointed Thilo Wrede as Chief Financial Officer and principal financial officer of the Company, effective March 17, 2023 (the “Transition Date”). Mr. Wrede replaced Bo Meissner, who stepped down from his role as Chief Financial Officer and principal financial officer, effective as of the Transition Date. As of the Transition Date, Mr. Meissner was no longer an officer, executive or agent of the Company, but remained with the Company as an employee through April 30, 2023 (the “Departure Date”) to ensure a smooth leadership transition, after which he transitioned to a non-employee advisory role through July 31, 2023.

The Company entered into a transition agreement with Mr. Meissner, pursuant to which he will continue to receive his current base salary and medical benefits, provided that Mr. Meissner performs such job duties for the Company and assists in such transition-related duties as the Company may deem necessary and appropriate. Following the Departure Date, in exchange for a general release of claims in favor of the Company, Mr. Meissner will receive severance benefits pursuant to the Company’s Severance Plan in the form of: (i) 12 months of his annual base salary over the twelve-month period following the Departure Date; (ii) his 2022 fiscal year bonus based on actual performance; and (iii) reimbursement of COBRA premiums for a period of up to 12 months. Mr. Meissner will be retained through July 31, 2023 as a non-employee advisor for such transition services as may be requested by the Company.

Note 20. Related Party Transactions

Ovabrite, Inc.: Ovabrite, Inc., a Delaware corporation (“Ovabrite”), has been deemed a related party because its founders were stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairperson and member of the Company’s board of directors. Since Ovabrite’s incorporation in November 2016, the Company has been deemed to have had a variable interest in Ovabrite, and Ovabrite has been deemed to have been a variable interest entity, of which the Company has been the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation.

Effective August 30, 2022, Ovabrite’s board of directors and the holders of the majority of its outstanding capital stock consented to dissolving the entity, and a Certificate of Dissolution was filed with the Delaware Secretary of State. As of March 26, 2023, Ovabrite was in the process of winding up its business activities and liquidating its remaining assets. For the 13-week periods ended March 26, 2023 and March 27, 2022, the results of operations of the Ovabrite entity were immaterial.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of our egg processing facilities, including site selection, project management and related services for our potential new egg packing facility. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. In connection with the services described above, the Company paid Sandpebble $116 and $121 during the 13-week periods ended March 26, 2023 and March 27, 2022, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs in the unaudited condensed consolidated statements of operations. As of the 13-week periods ended March 26, 2023 and March 27, 2022, amounts owed to Sandpebble were $373 and $945, respectively, and are included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report and the audited financial information and the notes thereto included in our Annual Report.

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

We primarily work with our farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at The Kroger Co., or Kroger, Sprouts Farmers Market, or Sprouts, Target Corporation and Whole Foods Market, Inc., or Whole Foods, and we also sell our products at Albertsons Companies, Inc., Publix Super Markets, Inc. and Walmart Inc. We currently offer 23 retail stock keeping units, or SKUs, through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 153,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing approximately six million eggs per day and has achieved Safe Quality Food, or SQF, Good rating, the highest level of such certification from the Global Food Safety Initiative.

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

We have experienced consistent sales growth. We had net revenue of $119.2 million and $77.1 million, net income of $7.2 million and net loss of $1.5 million, and Adjusted EBITDA of $13.9 million and $0.5 million in the 13-week periods ended March 26, 2023 and March 27, 2022, respectively. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza

Since the initial outbreaks of highly pathogenic avian influenza (“HPAI”) in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. To date, we have experienced outbreaks at two of our farms, one located in Missouri and one in Tennessee. While we have not experienced material disruptions to our egg supply due to HPAI outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results. Additionally, HPAI has resulted in supply shortages and price increases across the egg market. We are confident in the measures we have taken to reduce the risk of HPAI on our farms and production facilities, as well as our ability to mitigate impacts on supply. However, given continued uncertainty about future outbreaks and governmental responses to such outbreaks, we cannot predict the ultimate impact that HPAI will have on our business.

Inflation and Economic Uncertainties

The current inflationary environment may also affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. We have experienced and may continue to experience increases in our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing war between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources. We work closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of supply chain disruptions associated with such uncertainties. We currently expect to have an adequate supply of eggs, butter, packaging, and freight to meet anticipated demand through 2023, as well as adequate capacity for packaging and processing our eggs.

Liquidity and Capital Resources Overview

With cash, cash equivalents and marketable securities of $83.1 million as of March 26, 2023 and $20.0 million available under our credit facility agreement with PNC Bank, National Association, or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash, cash equivalents and marketable securities as of March 26, 2023, together with cash provided by our operating activities and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy.

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

Our Fiscal Year

We report on a 52-53-week fiscal year, ending on the last Sunday in December, effective beginning with the first quarter of fiscal 2018. In a 52-53-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53-week fiscal year will be this year, fiscal 2023, which began on December 26, 2022 and we expect to end on December 31, 2023. See “Nature of the Business and Basis of Presentation” in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our fiscal calendar.

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

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 24% and 25% of our retail sales for the 13-week periods ended March 26, 2023 and March 27, 2022, respectively. Subsequent to the filing of our Annual Report, we noted that our percentage of retail sales to Whole Foods for the fiscal years ended December 26, 2021 and December 27, 2020, reported in the Annual Report as 29% and 28%, respectively, should have been reported as 25% and 27%, respectively. While the amount of our retail sales to Whole Foods increased in real terms for the 13-week period ended March 26, 2023, the percentage of our net revenue attributable to Whole Foods declined in this period as we added new customers and expanded distribution to other existing customers.

As of March 26, 2023, there were more than 22,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

A multi-unit example from our successful foodservice program is True Food Kitchen, an award-winning restaurant brand and a pioneer of wellness-driven dining with locations across the United States, that shares our purpose of improving the lives of people, animals and the planet through food. We have launched similar relationships with national chains, including Hopdoddy Burger Bar and Original ChopShop. Additionally, we have regional chain collaborations in all four of our U.S. sales territories. Several examples include:

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
•
Blue Plate Restaurant Company, a casual dining group in the Minneapolis/St. Paul, Minnesota area; and
•
Moe's Broadway Bagel, an East Coast-style family-run bagel chain in the Denver and Boulder Colorado area.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Egg and egg-related products generated $112.8 million, or approximately 95%, of net revenue in the 13-week period ended March 26, 2023. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Our shell eggs are sold to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to any price increases we may implement), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors instead of our eggs. As a result, low commodity shell egg prices may adversely affect our net revenue. For example, we increased prices on certain of our products in January 2022, May 2022 and January 2023. While we have not seen significant decreases in volume due to previous price increases, if we further increase prices to offset higher commodity prices or other costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold and the channels through which our products are sold.

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

Results of Operations

The results of operations data for the 13-week periods ended March 26, 2023 and March 27, 2022 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended March 26, 2023 and March 27, 2022

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	March 26, 2023		March 27, 2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$119,172	100%	$77,058	100%
Cost of goods sold(1)	76,504	64%	55,358	72%
Gross profit	42,668	36%	21,700	28%
Operating expenses:
Selling, general and administrative(1)	23,946	20%	17,624	23%
Shipping and distribution	7,826	7%	8,162	11%
Total operating expenses	31,772	27%	25,786	33%
Income (loss) from operations	10,896	9%	(4,086)	(5)%
Other income, net:
Interest expense	(139)	—	(8)	—
Interest income	340	—	130	—
Other (expense) income, net	(1,425)	—	49	—
Total other income, net	(1,224)	—	171	—
Net income (loss) before income taxes	9,672	8%	(3,915)	(5)%
Income tax provision (benefit)	2,522	2%	(2,377)	(3)%
Net income (loss)	7,150	6%	(1,538)	(2)%
Less: Net loss attributable to noncontrolling interests	—	—	(2)	—
Net income (loss) attributable to Vital Farms, Inc. common stockholders	$7,150	6%	$(1,536)	(2)%

(1)
Includes stock-based compensation expense of $2,188 and $1,267 in selling, general and administrative for the 13-week periods ended March 26, 2023 and March 27, 2022, respectively, and $53 and $29 in cost of goods sold for the 13-week periods then ended, respectively.

Net Revenue

	13-Weeks Ended
	March 26, 2023	March 27, 2022	$ Change	% Change
	(in thousands)
Net revenue	$119,172	$77,058	$42,114	55%

The increase in net revenue of $42.1 million, or 55%, was primarily driven by volume-related increases of $19.9 million and price increases of $22.2 million. The volume favorability was primarily driven by increases at both new and existing customers. Net revenue from sales through our retail channel was $108.7 million and $75.7 million for the 13-week periods ended March 26, 2023 and March 27, 2022, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	March 26, 2023	March 27, 2022	$ Change	% Change
	(in thousands)
Gross profit	$42,668	$21,700	$20,968	97%
Gross margin	36%	28%

The increase in gross profit of $21.0 million, or 97%, was driven by higher net revenue generated during the period. The increase in gross margin during the 13-week period ended March 26, 2023 compared to the corresponding period in the prior year was primarily driven by increased pricing on our organic shell egg and butter products implemented at the end of January 2022, along with additional pricing increases across the entire portfolio in May 2022 and January 2023. The price increases offset an increase in input costs (inclusive of commodity impacts) across our shell egg and butter businesses as well as higher packaging costs.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	March 26, 2023	March 27, 2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$23,946	$17,624	$6,322	36%
Percentage of net revenue	20%	23%

The increase in selling, general and administrative expenses of $6.3 million, or 36%, was primarily driven by:

•
an increase of $3.3 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations;
•
an increase of $2.6 million in marketing-related expenses; and
•
an increase of $0.4 million in brokerage-related expenses due to the expansion of the business.

Shipping and Distribution

	13-Weeks Ended
	March 26, 2023	March 27, 2022	$ Change	% Change
	(in thousands)
Shipping and distribution	$7,826	$8,162	$(336)	(4)%
Percentage of net revenue	7%	11%

The decrease in shipping and distribution costs of $0.3 million, or 4%, was driven by favorable freight rates and internal operational efficiency, partially offset by higher sales volumes.

Interest Income

	13-Weeks Ended
	March 26, 2023	March 27, 2022	$ Change	% Change
	(in thousands)
Interest income	$340	$130	$210	162%

The increase of $210,000 in interest income, or 162%, was primarily driven by higher interest income on our available-for-sale securities portfolio.

Other (Expense) Income, net

	13-Weeks Ended
	March 26, 2023	March 27, 2022	$ Change	% Change
	(in thousands)
Other (expense) income, net	$(1,425)	$49	$(1,474)	(3,008%)

The change in other (expense) income, net of $1,474, was primarily driven by losses on our commodity derivative instruments during the 13-week period ended March 26, 2023.

Income Tax Provision (Benefit)

	13-Weeks Ended
	March 26, 2023	March 27, 2022	$ Change	% Change
	(in thousands)
Income tax provision (benefit)	$2,522	$(2,377)	$4,899	206%
Percentage of net revenue	2%	(3)%

The change in the income tax provision (benefit) of $4.9 million or 206% was primarily driven by the increase in net income earned in the 13-week period ended March 26, 2023.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $7.2 million for 13-week period ended March 26, 2023 and retained earnings of $11.3 million as of March 26, 2023.

Funding and Material Cash Requirements

We expect that our cash, cash equivalents and marketable securities, together with cash provided by our operating activities and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. We further believe that we will be able to fund potential operating expenses and cash obligations beyond the next 12 months, through a combination of existing cash, cash equivalents and marketable securities, cash provided by our operating activities and available borrowing under our Credit Facility.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. As of March 26, 2023, future minimum lease payments under non-cancelable operating leases totaled $1.8 million and future minimum lease payments under non-cancelable finance leases totaled $9.4 million.

Credit Facility

We originally entered into our Credit Facility with PNC Bank, National Association, or PNC Bank, in October 2017. The Credit Facility initially included a $4.7 million term loan, a $10.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $1.5 million.

Subsequently, terms of the Credit Facility were modified at various times between fiscal 2018 and fiscal 2022. Such amendments (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the Credit Facility in April 2021 eliminated the term loan and equipment loan. The Tenth Amendment to the Credit Facility in December 2022 modified certain covenants related to commodity hedging, consented to the dissolution of immaterial subsidiaries and implemented changes related to the discontinuation of LIBOR. The revolving line of credit matures in April 2024.

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

The Credit Facility is secured by all of our assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires us to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations, the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on our consolidated balance sheet as of March 26, 2023 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default.

As of March 26, 2023, there was no outstanding balance under the Credit Facility, and we were in compliance with all covenants under the Credit Facility. See “Long-Term Debt” in Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 13-week periods indicated:

	13-Week Period Ended
	March 26, 2023	March 27, 2022
	(in thousands)
Net cash provided by (used in) operating activities	$5,403	$(4,939)
Net cash provided by (used in) investing activities	8,519	(1,355)
Net cash (used in) provided by financing activities	(998)	102
Net increase (decrease) in cash and cash equivalents	$12,924	$(6,192)

Operating Activities

The increase in net cash provided by operating activities during the 13-week period ended March 26, 2023 compared to the corresponding period in the prior year was due primarily to higher net income earned in the current period due to gross margin improvements and better leverage of selling, general and administrative costs.

Investing Activities

The increase in cash provided by investing activities during the 13-week period ended March 26, 2023 is primarily due to the cash provided from maturities of our available-for-sale securities that was not reinvested as of March 26, 2023.

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
•
It does not include the costs related to the discontinuation of our convenient breakfast product line, as these costs are infrequent, unusual and we do not anticipate that we will incur similar significant costs for product exits in the foreseeable future;
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended
	March 26, 2023	March 27, 2022
	(in thousands)
Net income (loss)	$7,150	$(1,538)
Depreciation and amortization [1]	2,140	907
Stock-based compensation expense	2,241	1,296
Costs related to our exit of the convenient breakfast product line	—	2,341
Income tax provision (benefit)	2,522	(2,377)
Interest expense	139	8
Change in fair value of contingent consideration [2]	—	7
Interest income	(340)	(130)
Adjusted EBITDA	$13,852	$514

1 Amount also reflects finance lease amortization.

2 Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs.

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

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes thereto. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our unaudited condensed consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to trade promotion accruals and income taxes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ materially from those estimates. For further discussion about our accounting policies, see “Summary of Significant Accounting Policies” in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 25, 2022, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 13-week period ended March 26, 2023.

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

There have been no material changes in our exposure to market risk during the 13-week period ended March 26, 2023 from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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
•
A substantial amount of our shell egg processing occurs at our Egg Central Station processing facility. Any damage or disruption at this facility may harm our business.
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

•
We currently have a limited number of co-manufacturers. The loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $77.1 million in the 13-week period ended March 27, 2022 to $119.2 million in the 13-week period ended March 26, 2023, and increased from $260.9 million in fiscal 2021 to $362.1 million in fiscal 2022. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

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

For the 13-week period ended March 26, 2023, we generated net income of $7.2 million, compared to the 13-week period ended March 27, 2022, when we generated a net loss of $1.5 million. We have also experienced net losses in prior fiscal periods, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities as needed, and hire additional crew members. Our ongoing expansion efforts may prove more expensive than we anticipate (including as a result of inflation, increases in input costs or disruptions in our supply chain relating to public health pandemics, such as COVID-19, trade wars, geopolitical tensions, such as the Russia-Ukraine war, or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our processing capacity, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, are fixed. We also expect to continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

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

Shell eggs accounted for approximately 92% and 91% of our net revenue in the 13-week periods ended March 26, 2023 and March 27, 2022, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

Failure to introduce successful new products, successfully enter into new product categories or successfully pursue growth by other means may adversely affect our ability to continue to grow.

One element of our growth strategy depends on our ability to develop and market new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our innovation staff in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management and sales and marketing teams in introducing and marketing new products, including through entry into new product categories. There can be no assurance that we will successfully develop and market new products or successfully enter into product categories. The development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we are unsuccessful in meeting our objectives with respect to new or improved products, our business could be harmed. For example, we discontinued our convenient breakfast offerings in 2022 and our ghee offerings in 2023 to focus on product categories that are core to our operations. Any failure to successfully develop, market and launch future products or enter into new product categories may lead to decreased growth, sales and profitability.

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

Our estimates of market opportunity and growth forecasts included in this Quarterly Report are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

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

We expect that our existing cash, cash equivalents and marketable securities, together with cash provided by our operating activities and available borrowings under our existing credit facility with PNC Bank, National Association, or the Credit Facility, will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months. However, our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. We may also seek financing in connection with potential new product introductions or acquisitions or investments in businesses or technologies that we believe could offer growth opportunities. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our ability to access additional capital may further be affected by adverse and uncertain economic conditions. Weakness and volatility in the capital markets and the economy in general could make it more difficult to access the capital markets and could increase our cost of borrowing. Historically, our deposit accounts have held deposits in excess of the amounts insured by the Federal Deposit Insurance Corporation, or FDIC. In the event of a bank failure at any of the institutions where we maintain deposits, there can be no assurance that regulators will agree to guarantee such deposits above and beyond amounts insured by the FDIC.

The agreements governing our Credit Facility require us to meet certain covenants, which could restrict our operational and financial flexibility.

The Credit Facility provides for a revolving line of credit with a maximum borrowing capacity of $20.0 million. The Credit Facility contains certain restrictive covenants, in each case subject to certain exceptions. The restrictive covenants in the Credit Facility limit our ability to incur or guarantee additional indebtedness, incur liens, enter into fundamental changes such as mergers or consolidations, change our fiscal year or substantially change the nature of our business. The Credit Facility also requires us to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. These provisions may affect our ability to pursue business opportunities we find attractive or maintain flexibility in reacting to changes in business conditions.

Our failure to comply with the covenants in our Credit Facility or other terms of any present or future indebtedness could result in an event of default under such indebtedness, which, if not cured or waived, could result in the lender or lenders under such indebtedness declaring all obligations, together with accrued and unpaid interest, immediately due and payable and taking control of any collateral securing such indebtedness. This may require us to amend or refinance our indebtedness on less favorable terms.

If we are forced to amend or refinance the Credit Facility on less favorable terms or are unable to do so at all, our business, financial condition and results of operations could be adversely affected. In any such case, we may be unable to borrow under the Credit Facility or other indebtedness and may not be able to repay the amounts due thereunder. This could have an adverse effect on our business, financial condition, results of operations and prospects.

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

The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight and is also adjusted quarterly for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Therefore, our results of operations and financial condition, including our gross margin and profitability, fluctuate based on the cost and supply of commodities, including corn, soybean meal and other feed ingredients.

Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, geopolitical tensions, inflation, transportation and storage costs, and agricultural and energy policies in the United States and internationally. We have seen increased prices for conventional and organic corn and soybean crops on a global basis, including increased prices resulting from the Russia-Ukraine war and measures taken in response thereto, inflation and supply chain shortages. As of December 31, 2022, we entered into commodity derivative instrument contracts related to conventional and organic feed ingredients. If we are unable to successfully conduct this program to reduce the impact of continued commodity price fluctuations, our financial condition and results of operations may be impacted.

We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased commodity costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. Over time, if we are unable to price our products to cover increased costs, unable to offset operating cost increases with continuous improvement savings or unsuccessful in our current or any future commodity derivative instrument program, then commodity price volatility or increases could adversely affect our business, financial condition and results of operations.

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results and our brand reputation could be harmed.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we may need to expand these capabilities in the future as we continue to grow and scale our business. For example, in fiscal 2022 we completed an expansion of Egg Central Station, our shell egg processing facility in Springfield, Missouri, to increase our capacity for the distribution of shell eggs. Additionally, we announced that we had begun the design and the site selection process for our next egg packing center. However, there is risk in our ability to effectively scale production and processing and effectively manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units, or SKUs.

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

A substantial amount of our shell egg processing occurs at our Egg Central Station processing facility. Any damage or disruption at this facility may harm our business.

A substantial amount of our shell egg processing occurs at our Egg Central Station shell egg processing facility. Any shutdown or period of reduced production at Egg Central Station, which may be caused by regulatory noncompliance or other issues, as well as other factors beyond our control, such as natural disaster, weather, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in raw materials delivery, would significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to replace or repair, particularly because certain of our processing equipment is sourced internationally. We have at times seen pricing and capacity constraints related to internationally sourced equipment, and our equipment supply chains may be further disrupted in connection with public health pandemics, geopolitical tensions and wars, including the Russia-Ukraine war, inflation, trade wars or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. The property and business disruption insurance we maintain for Egg Central Station may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

In April 2022, we completed a significant expansion of our Egg Central Station processing facility and we announced that we had begun the design and site selection process for our next egg packing center. If the design and site selection process does not proceed as anticipated, if the potential new egg packing center is not brought up to full processing capacity or if we are unable to hire, train and retain crew members to support an additional egg packing center, we may not be able to fully realize the potential benefits of such additional egg packing center and our business, financial condition and operating results could be adversely affected.

If we fail to effectively price our products or implement price increases, our financial condition may be adversely affected.

The prices of our products are driven by a number of factors, including supply constraints, customer and consumer demand, inflation, input costs and market conditions. In response to such conditions, we increased prices on certain of our products in January 2022, May 2022 and January 2023. While we have not yet seen significant decreases in sales volume due to such price increases, if we further increase prices, we could experience declining demand for our products, decreased ability to attract new customers and lower sales volumes. If price increases result in a greater spread between the price of our products and the price of conventional or private-label products, consumers may be less willing to pay a premium for our products, particularly in times of economic uncertainty. Additionally, our retail customers may not accept such price increases or may require increased promotional activity. If we cannot effectively price our products or carry out price increases, our business, financial condition and operating results could be adversely affected.

Increased transportation and freight costs or failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, have adversely impact and are expected to continue to adversely impact our operating results.

We rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, driver shortages, trucking capacity limitations due to general increases in freight demand, employee and contractor strikes or unavailability (including due to disease outbreaks and pandemics, such as COVID-19) or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs and rising fuel costs due to international tensions and wars, we saw during fiscal 2022 increased transportation and freight costs, and we expect that these elevated costs could remain in effect for the foreseeable future. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

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

Our ability to ensure a continuing supply of eggs, cream and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. Our farm network for our shell eggs is in a geographic region we refer to as the Pasture Belt, which is a term we use that refers to the U.S. region where the weather is conducive to hens being outside as much as possible. The dairy farms that supply our cream are located in Kansas. The occurrence of a natural disaster in any of these regions could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raised prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, thereby adversely affecting our business, financial condition and results of operations.

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

Our supply may also be affected by the number and size of farms that raise chickens and cows that meet our standards, changes in U.S. and global economic conditions and our ability to forecast our raw materials requirements. For example, in order to meet our standards, we require our egg farms to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant, and many of the farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, interest rate increases or any U.S. government shutdown could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities and the relative financial performance of raising chickens and cows in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

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

Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than we have. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies may acquire our competitors or launch their own egg and butter products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our products so they have less favorable placement. Larger competitors may also be less affected by economic disruption and uncertainty, including with respect to inflation, global economic conditions or agricultural diseases such as avian influenza, than we are. These competitive pressures could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures or increase the use of discounting or promotional campaigns, each of which could adversely affect our margins and could result in a decrease in our operating results and profitability.

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

We currently have a limited number of co-manufacturers. The loss of one or more of our co-manufacturers or our failure to timely identify and establish relationships with new co-manufacturers could harm our business and impede our growth.

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

Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be negatively affected by resulting governmental restrictions on our operations and the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions for our industry. Such impacts could result in decreased consumer demand for our products and impact our operating results. Additionally, certain states in which our family farms are located have at times recommended or required that farms keep hens indoors to help limit exposure to avian influenza. Prolonged requirements to keep our hens indoors could adversely impact consumer perception of our egg products in comparison to those of our competitors, which could have a negative effect on our business, financial condition and operating results.

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

In the 13-week periods ended March 26, 2023 and March 27, 2022, UNFI (which was Whole Foods' primary distributor) accounted for approximately 25% and 35% of our net revenue, respectively, and KeHE accounted for approximately less than 10% and 11% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for retailers, such as Whole Foods and Sprouts, to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all), under similar terms and conditions, could adversely affect our business, financial condition and results of operations.

We are dependent on hatcheries and pullet farms to supply our farmer network with laying hens. Any disruption in that supply chain could materially and adversely affect our business, financial condition or results of operations.

Under the terms of our contracts with our network of family farms, while we do not own laying hens, we are generally responsible for coordinating the acquisition and delivery of laying hens to the farmers. In order to meet these obligations, we place orders for chicks directly with hatcheries intended to supply a future year’s production of eggs at least a year in advance. Once the chicks are hatched, they are delivered to a network of pullet farms, who rear the chicks to approximately 16 to 18 weeks of age, at which time they are delivered to our network of family farms to begin laying eggs.

We work primarily with several pullet hatcheries that deliver chicks to a network of independent pullet farms. We do not have long-term supply contracts with these suppliers, and if a substantial portion of our current hatcheries or pullet farms were to cease doing business with us for any reason, we may have a difficult time finding and contracting with alternate hatcheries or pullet farms in sufficient scale to meet our needs, if at all. Pullet farms may also be subject to capacity constraints, and if we are unable to find independent pullet farms with sufficient capacity to receive chicks from our hatcheries, we may be unable to fulfill our customer commitments. Additionally, any disruption in the supply of laying hens for any reason, including agricultural disease such as avian influenza, natural disaster, fire, power interruption, work stoppage or other calamity, could have a material adverse effect on our business, financial condition and results of operations if we cannot replace these providers in a timely manner on acceptable terms or at all.

Increases in interest rates could adversely affect our business.

Our business and operating results could be harmed by factors such as the availability, terms of and increases in interest rates. These changes could cause our cost of doing business to increase and limit our ability to pursue growth opportunities. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability, impacting our ability to finance our operations. A significant reduction in cash flows from operations or reduction in the availability of credit could materially and adversely affect our ability to achieve planned growth and operating results.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 24% and 25% of our retail sales in the 13-week periods ended March 26, 2023 and March 27, 2022, respectively. Kroger accounted for approximately 11% and 11% of our retail sales in the 13-week periods ended March 26, 2023 and March 27, 2022, respectively. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from Whole Foods, Kroger or any other large retail customer, for an extended length of time could negatively impact our sales and profitability.

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

We obtain substantially all of the packaging for our shell eggs from a sole-source supplier. Any disruption in the supply of our shell egg cartons, including as a result of interruptions to global shipping, could delay our production and hinder our ability to meet our commitments to customers. If we are unable to obtain a sufficient quantity of our packaging on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources, sales of our products could be delayed or we may be required to redesign our products. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic in 2020, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for certain of our shell egg products. While this change in packaging did not materially impact our operations, there is no guarantee that we will not experience similar packaging issues in the future, or that any such packaging issues will not impact our ability to meet product demand for our shell eggs. For example, consumers may be less likely to accept products packaged using certain materials, or modified packaging may make it less likely for consumers to locate our products in stores. Any of these events could result in lost sales, price increases, reduced gross margins or damage to our customer relationships, which would have a material adverse effect on our business, financial condition and results of operations.

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

We and our co-manufacturers purchase and use significant quantities of cardboard, corrugated fiberboard, kraft paper, flexible film and paperboard to package our products. Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. We saw higher packaging costs in fiscal 2022, and these elevated costs continued in the 13-week period ended March 26, 2023. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, although we have not seen significant decreases in volume due to previous price increases, we may not be able to implement further price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes.

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

Egg Central Station, our shell egg processing facility, is located in Springfield, Missouri. This facility and our network of family farms supporting our shell egg business are concentrated in the Midwestern portion of the Pasture Belt. The cream for our butter is sourced from approximately 15 farms in Kansas. Our butter is manufactured in close proximity to our farms in Kansas and packaged in Maine and Wisconsin. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters, but a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

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

The Global Food Safety Initiative, or GFSI, is a private organization established and managed by The Consumer Goods Forum, an international trade association. GFSI operates a benchmarking scheme whereby certification bodies, such as the SQF Program, are “recognized” as meeting certain criteria maintained by GFSI. GFSI itself does not certify or accredit entities in the food industry.

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

Adverse and uncertain economic conditions, including uncertainty related to inflation, market volatility, outbreaks of contagious disease such as the COVID-19 pandemic, geopolitical tensions and wars, including the Russia-Ukraine war, or disruption in global financial and credit markets due to uncertainty in the banking system or bank failures, may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our farmers, suppliers, co-manufacturers, distributors, retailers, foodservice consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. In particular, consumers may reduce the amount of our egg products that they purchase where there are more affordable products, including caged, cage-free and free-range egg and egg product offerings, which generally have lower retail prices than our eggs. In addition, our products are sold to consumers at a premium price point, and in an economic downturn, consumers may choose to purchase private-label or commodity products rather than our products because they are generally less expensive.

An economic downturn may cause customers to be less receptive to price increases on our products. Adverse economic conditions may also affect our farmers. For example, recent inflationary pressures have resulted in increased costs for our farmers to build, equip and operate their farms. If our relationship with our existing farmers, or our ability to attract new farmers, is disrupted due to economic conditions or otherwise, our operating results may be adversely affected. Further, our foodservice product sales will be reduced if consumers reduce the amount of food they consume away from home at our foodservice customers, including as a result of inflationary concerns or other economic uncertainty. Distributors and customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retailer and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

Our operations are subject to extensive regulation by the FDA, the USDA and other federal, state and local authorities. With respect to eggs in particular, the FDA and the USDA split jurisdiction depending on the type of product involved. While the FDA has primary responsibility for the regulation of shell eggs, the USDA has primary responsibility for the regulation of dried, frozen or liquid eggs and other “egg products,” subject to certain exceptions. Specifically, our shell eggs, butter and hard-boiled egg products are subject to the requirements of the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of most food products. The FDA requires that facilities that manufacture food products comply with a range of requirements, including but not limited to hazard analysis and preventative controls regulations, current good manufacturing practices, or cGMPs, and supplier verification requirements. Our shell egg operations are further subject to FDA regulatory requirements governing the production, storage and transportation of shell eggs for the control of salmonella. FDA-inspected processing facilities are subject to periodic and “for cause” inspection by federal, state and local authorities. In addition, certain of our products, such as our liquid whole egg products, are subject to regulation by the USDA, including facility registration, inspection, manufacturing and labeling requirements. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs and other regulatory requirements for the manufacturing of our products that is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA, the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, result in our co-manufacturers’ inability to continue manufacturing for us, result in a recall of our products that have already been distributed and result in damage to our brand and reputation. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. We rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the USDA or another regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be adversely impacted.

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

We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us, the farms or the co-manufacturers to comply with applicable laws and regulations or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See the section titled “—Government Regulation” in Part I, Item 1, “Business,” of our Annual Report for further information on the regulations to which we are subject.

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

The regulatory environment in which we operate could change significantly and adversely in the future. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. Changes in marketing or labeling requirements or standards related to our products could require us to revise or discontinue making certain claims or utilizing certain branding elements, which may make our products less appealing to consumers. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, financial condition and results of operations.

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
•
we may be influenced to pursue programs and services to demonstrate our commitment to the communities to which we serve and bringing ethical food to the table, even though there may be no immediate return to our stockholders; or
•
in responding to a possible proposal to acquire the company, our board of directors may be influenced by the interests of stakeholders other than our stockholders, including farmers, suppliers, crew members and local communities, whose interests may be different from the interests of our stockholders.

We may be unable to fully realize the benefits we expect from actions taken to benefit our stakeholders, including farmers, suppliers, crew members and local communities, which could adversely affect our business, financial condition and results of operations, which in turn could cause our stock price to decline.

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

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of uncertainties surrounding inflation, geopolitical tensions, disruption in global financial and credit markets due to uncertainty in the banking system or bank failures and public health pandemics such as COVID-19 and related impacts.

Insiders have substantial control over us and are able to influence corporate matters.

Based on the number of shares outstanding as of March 26, 2023, our directors, and officers hold, in the aggregate, approximately 26.2% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters, including, but not limited to, delaying or preventing a third party from acquiring control over us.

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

In addition, as of March 26, 2023, there were 5,798,889 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of March 26, 2023, holders of approximately 13.3 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of March 26, 2023, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $26.0 million for the expansion of Egg Central Station.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

10.1+	Offer Letter between the Registrant and Thilo Wrede, dated as of February 4, 2023.
10.2+	Transition Agreement between the Registrant and Bo Meissner, dated as of February 5, 2023.
10.3

Tenth Amendment to Revolving Credit, Term Loan and Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated December 29, 2022 (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K (File No. 001-39411), filed with the SEC on March 9, 2023).

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

Vital Farms, Inc.

Dated: May 4, 2023	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 4, 2023	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial Officer)