Form 10-Q
period 2023-06-25
Vital Farms, Inc.
filed 2023-08-03
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2023

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

As of July 31, 2023 the registrant had 41,237,544 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
our ability to procure sufficient high-quality eggs, the cream for our butter and other raw materials;
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
•
the sufficiency of our cash, cash equivalents, marketable securities and availability of credit under our credit facility to meet our liquidity needs;

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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 25, 2023	December 25, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,673	$12,914
Investment securities, available-for-sale	45,862	65,814
Accounts receivable, net	30,045	38,895
Inventories	42,105	26,849
Prepaid expenses and other current assets	6,193	5,142
Total current assets	171,878	149,614
Property, plant and equipment, net	59,340	59,155
Operating lease right-of-use assets	1,200	1,895
Goodwill and other assets	3,904	4,002
Total assets	$236,322	$214,666
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,840	$25,972
Accrued liabilities	25,167	18,477
Operating lease liabilities, current	731	1,208
Finance lease liabilities, current	1,621	1,570
Income taxes payable	2,345	425
Total current liabilities	51,704	47,652
Operating lease liabilities, non-current	647	892
Finance lease liabilities, non-current	6,202	7,023
Other liabilities	1,725	767
Total liabilities	$60,278	$56,334
Commitments and contingencies (Note 19)	—	—
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of June 25, 2023 and December 25, 2022; 41,232,667 and 40,746,990 shares issued and outstanding as of June 25, 2023 and December 25, 2022, respectively	4	4
Additional paid-in capital	159,012	155,716
Retained earnings	17,992	4,159
Accumulated other comprehensive loss	(964)	(1,547)
Total stockholders’ equity	$176,044	$158,332
Total liabilities and stockholders’ equity	$236,322	$214,666

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net revenue	$106,445	$82,870	$225,616	$159,929
Cost of goods sold	68,645	57,931	145,149	113,289
Gross profit	37,800	24,939	80,467	46,640
Operating expenses:
Selling, general and administrative	23,908	17,007	47,853	34,632
Shipping and distribution	5,853	7,211	13,679	15,373
Total operating expenses	29,761	24,218	61,532	50,005
Income (loss) from operations	8,039	721	18,935	(3,365)
Other (expense) income, net:
Interest expense	(136)	(7)	(275)	(15)
Interest income	450	210	790	340
Other expense, net	(441)	(52)	(1,866)	(3)
Total other (expense) income, net	(127)	151	(1,351)	322
Net income (loss) before income taxes	7,912	872	17,584	(3,043)
Income tax provision (benefit)	1,229	680	3,751	(1,697)
Net income (loss)	6,683	192	13,833	(1,346)
Less: Net loss attributable to noncontrolling interests	—	(7)	—	(8)
Net income (loss) attributable to Vital Farms, Inc. common stockholders	$6,683	$199	$13,833	$(1,338)
Net income (loss) per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.16	$0.00	$0.34	$(0.03)
Diluted:	$0.15	$0.00	$0.32	$(0.03)
Weighted average common shares outstanding:
Basic:	40,948,365	40,628,416	40,861,218	40,580,598
Diluted:	43,292,261	42,694,767	43,359,993	40,580,598

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net income (loss)	$6,683	$192	$13,833	$(1,346)
Other comprehensive income (loss), before tax:
Available-for-sale debt securities:
Unrealized net holding gain (loss)	128	(521)	645	(1,597)
Amounts reclassified for realized losses to earnings	95	20	129	70
Available-for-sale debt securities, before tax	223	(501)	774	(1,527)
Other comprehensive income (loss), before tax	223	(501)	774	(1,527)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(61)	118	(191)	361
Other comprehensive income (loss), net of tax	162	(383)	583	(1,166)
Comprehensive income (loss)	6,845	(191)	14,416	(2,512)
Less: Comprehensive loss attributable to noncontrolling interests	—	(7)	—	(8)
Comprehensive income (loss) attributable to Vital Farms, Inc. common stockholders	$6,845	$(184)	$14,416	$(2,504)

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances as of December 25, 2022	40,746,990	$4	$155,716	$4,159	$(1,547)	$158,332
Vesting of restricted stock units	127,595	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(35,535)	—	—	—	—	—
Stock-based compensation expense	—	—	1,627	—	—	1,627
Other comprehensive income, net	—	—	—	—	421	421
Net income	—	—	—	7,150	—	7,150
Balances as of March 26, 2023	40,839,050	$4	$157,343	$11,309	$(1,126)	$167,530
Exercise of stock options	307,500	—	110	—	—	110
Vesting of restricted stock units	79,030	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(3,924)	—	(636)	—	—	(636)
Shares issued under employee stock purchase plan	11,011	—	135	—	—	135
Stock-based compensation expense	—	—	2,060	—	—	2,060
Other comprehensive income, net	—	—	—	—	162	162
Net income	—	—	—	6,683	—	6,683
Balances as of June 25, 2023	41,232,667	$4	$159,012	$17,992	$(964)	$176,044

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock					Total Stockholders’ Equity Attributable
	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 26, 2021	$175	40,493,969	$5	$149,000	$2,746	$(281)	$151,470	$115	$151,585
Exercise of stock options	—	102,328	—	254	—	—	254	—	254
Stock-based compensation expense	—	—	—	1,296	—	—	1,296	—	1,296
Net loss attributable to noncontrolling interests – stockholders	—	—	—	—	162	—	162	(164)	(2)
Other comprehensive loss, net	—	—	—	—	—	(783)	(783)	—	(783)
Net loss attributable to Vital Farms, Inc. stockholders	—	—	—	—	(1,536)	—	(1,536)	—	(1,536)
Balances as of March 27, 2022	$175	40,596,297	$5	$150,550	$1,372	$(1,064)	$150,863	$(49)	$150,814
Exercise of stock options	—	35,573	—	143	—	—	143	—	143
Vesting of restricted stock units	—	47,544	—	(9)	—	—	(9)	—	(9)
Stock-based compensation expense	—	—	—	1,633	—	—	1,633	—	1,633
Net loss attributable to noncontrolling interests – stockholders	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive loss, net	—	—	—	—	—	(383)	(383)	—	(383)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	199	—	199	—	199
Balances as of June 26, 2022	$175	40,679,414	$5	$152,317	$1,571	$(1,447)	$152,446	$(56)	$152,390

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	26-Weeks Ended
	June 25, 2023	June 26, 2022
Cash flows from operating activities:
Net income (loss)	$13,833	$(1,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,543	2,287
Amortization of right-of-use assets	1,588	829
Amortization of available-for-sale debt securities	230	541
Stock-based compensation expense	3,687	2,929
Deferred taxes	767	(1,927)
Unrealized loss on derivative instruments	847	—
Other	524	(260)
Net change in operating assets and liabilities	(6,108)	(6,058)
Net cash provided by (used in) operating activities	$18,911	$(3,005)
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,292)	(4,417)
Purchases of available-for-sale debt securities	—	(29,944)
Purchases and settlements of derivative instruments	(662)	—
Sales of available-for-sale debt securities	1,907	—
Maturities and call redemptions of available-for-sale debt securities	18,453	28,334
Proceeds from the sale of property, plant and equipment	1,054	50
Return of investment in variable interest entity	552	—
Net cash provided by (used in) investing activities	$17,012	$(5,977)
Cash flows from financing activities:
Proceeds from borrowing under revolving line of credit	7,500	—
Proceeds from exercise of stock options	110	397
Proceeds from issuance of common stock under employee stock purchase plan	135	—
Repayment of revolving line of credit	(7,500)	—
Payment of tax withholding obligation on vested RSU shares	(636)	(9)
Principal payments under finance lease obligations	(773)	(252)
Payment of contingent consideration	—	(38)
Net cash (used in) provided by financing activities	$(1,164)	$98
Net increase (decrease) in cash and cash equivalents	34,759	(8,884)
Cash and cash equivalents at beginning of the period	12,914	30,966
Cash and cash equivalents at end of the period	$47,673	$22,082
Supplemental disclosure of cash flow information:
Cash paid for interest	$268	$15
Cash paid for income taxes	$1,070	$68
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$1,266	$1,398

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. The Company packages, markets and distributes shell eggs, butter and other products. These products are sold under the trade names Vital Farms, RedHill Farms and Backyard Eggs, primarily to retail and foodservice channels in the United States.

The accompanying unaudited condensed consolidated financial statements as of June 25, 2023 and for the 13-week and 26-week periods ended June 25, 2023 and June 26, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of June 25, 2023, consolidated results of operations for the 13-week and 26-week periods ended June 25, 2023 and June 26, 2022, and consolidated cash flows for the 26-week periods ended June 25, 2023 and June 26, 2022. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet as of December 25, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week and 26-week periods ended June 25, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 31, 2023.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended June 25, 2023 and June 26, 2022 both contain operating results for 13 weeks. The fiscal year ending December 31, 2023 will include 53 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 25, 2022, and the notes thereto, which are included in our Annual Report. Other than the adoption of the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 26-week period ended June 25, 2023, except for the following.

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

Derivatives used to manage commodity price risk are not designated for hedge accounting treatment. Therefore, the changes in fair value of these derivatives are recorded as incurred within other expense, net in the unaudited condensed consolidated statements of operations. Cash flows related to derivative instruments are considered an investing activity of the Company. Cash settlements we receive represent realized gains on derivative instruments, while cash settlements we pay represent realized losses related to our commodity derivative instruments.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 25, 2022, and the notes thereto, which are included in our Annual Report. Except as described below, there have been no new accounting pronouncements adopted by the Company during the 26-week period ended June 25, 2023.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, ASU 2020-03 and ASU 2022-02 (collectively, “Topic 326”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The Company adopted ASU 2016-13 on December 26, 2022. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. There was no impact on the Company’s unaudited condensed consolidated financial statements at adoption.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

None.

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of June 25, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$47,107	$—	$(1,245)	$—	$45,862
Total	$47,107	$—	$(1,245)	$—	$45,862

The following table summarizes the Company’s available-for-sale investment securities as of December 25, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$66,658	$4	$(2,000)	$—	$64,662
U.S. Treasury	1,176	—	(24)	—	1,152
Total	$67,834	$4	$(2,024)	$—	$65,814

Proceeds from the sale of available-for-sale securities were $1,907 for the 13-week and 26-week periods ended June 25, 2023 and $0 for the 13-week and 26-week periods ended June 26, 2022.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of June 25, 2023 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$25,738	$25,220
Due after one year through five years	21,369	20,642
Total available-for-sale	$47,107	$45,862

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

	June 25, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$6,438	$(117)	$38,414	$(1,128)	$44,852	$(1,245)
Total	$6,438	$(117)	$38,414	$(1,128)	$44,852	$(1,245)

	December 25, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$31,657	$(888)	$32,406	$(1,112)	$64,063	$(2,000)
U.S. Treasury	—	—	1,176	(24)	1,176	(24)
Total	$31,657	$(888)	$33,582	$(1,136)	$65,239	$(2,024)

As of June 25, 2023, there were 69 diversified issuances in our securities portfolio in an unrealized loss position, with credit ratings ranging from BBB to AAA. As of June 25, 2023, there are no individual bonds with unrealized losses exceeding $77, and 57 issuances have been in a loss position greater than 12 months.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months, and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that a significant number of bonds will be called early and it does not have current liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of June 25, 2023.

The fair value and location of all investment securities in the unaudited condensed consolidated balance sheets are included in “Fair Value Measurements” in Note 5 below.

Note 4. Derivative Financial Instruments

The Company enters into derivative instruments to partially mitigate the impact of commodity price volatility. Such instruments may include call options on commodity price contracts. Realized and unrealized gains and losses on our commodity derivatives not designated as hedging instruments are recorded in other expense, net in the unaudited condensed consolidated statements of operations. The Company recognizes all derivative instruments as either assets or liabilities in the unaudited condensed consolidated balance sheets.

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	June 25, 2023	December 25, 2022
Commodity:
Corn	Bushels (in thousands)	1,735	—
Soybean Meal	Tons	19	—

For the 13-week periods ended June 25, 2023 and June 26, 2022, the pre-tax amount of commodity contract derivative losses recognized in other expense, net in the unaudited condensed consolidated statements of operations was $402 and $0, respectively. For the 26-week periods ended June 25, 2023 and June 26, 2022, the pre-tax amount of commodity contract derivative losses recognized in other expense, net in the unaudited condensed consolidated statements of operations was $1,817 and $0, respectively.

The fair value and location of all outstanding derivative financial instruments in the unaudited condensed consolidated balance sheets are included in “Fair Value Measurements” in Note 5 below.

Note 5. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs that may be used to measure fair value are defined below:

•
Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•
Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of June 25, 2023, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$34,533	$—	$—	$34,533
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	45,862	—	45,862
Prepaid expenses and other current assets:
Derivative financial instruments	—	694	—	694
Total assets measured at fair value	$34,533	$46,556	$—	$81,089

	Fair Value Measurements as of December 25, 2022, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$6,740	$—	$—	$6,740
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	64,662	—	64,662
U.S. Treasury	—	1,152	—	1,152
Total assets measured at fair value	$6,740	$65,814	$—	$72,554

During the 26-week period ended June 25, 2023, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Summary of Significant Accounting Policies” in Note 2 and “Investment Securities” in Note 3.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash and cash equivalents, trade receivables, other receivables and accounts payable approximate their fair value due to their short-term nature.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Net Revenue:
Egg and egg-related products	$101,785	$78,107	$214,575	$150,228
Butter and butter-related products	4,660	4,763	11,041	9,701
Net Revenue	$106,445	$82,870	$225,616	$159,929

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and butter (including stick butter and spreadable tub butter). The Company’s previous convenient breakfast product line (including egg bites and egg-based breakfast bars) was discontinued in 2022, and the Company’s ghee product line was discontinued during the 26-week period ended June 25, 2023.

As of June 25, 2023 and December 25, 2022, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net, and during the 13-week periods ended June 25, 2023 and June 26, 2022 and the 26-week periods ended June 25, 2023 and June 26, 2022, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week and 26-week periods ended June 25, 2023 and June 26, 2022 is as follows:

	Net Revenue for the 13-Weeks Ended June 25, 2023	Net Revenue for the 13-Weeks Ended June 26, 2022	Net Revenue for the 26-Weeks Ended June 25, 2023	Net Revenue for the 26-Weeks Ended June 26, 2022
Customer A	25%	32%	25%	33%
Customer B	*	10%	*	*
Customer C	*	13%	*	12%
* Revenue was less than 10%

The percentage of accounts receivable, net due from significant customers as of June 25, 2023 and December 25, 2022 is as follows:

	Accounts Receivable, Net as of June 25, 2023	Accounts Receivable, Net as of December 25, 2022
Customer A	20%	23%
Customer C	13%	12%
Customer D	*	13%
* Accounts receivable was less than 10%

Note 7. Allowance for Credit Losses

As of June 25, 2023 and December 25, 2022, the Company had an allowance for credit losses of $1,018 and $699, respectively.

The Company recognizes current estimated credit losses (“CECL”) for accounts receivable. The CECL for trade receivables are estimated based on the trade receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of accounts receivable. The Company also has other receivables which are classified within prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. The CECL for other receivables are estimated based on the other receivables aging category and the probability of default. Provisions for CECL are classified within selling, general and administrative costs in the unaudited condensed consolidated statement of operations.

Changes in the allowance for credit losses for the 26-week period ended June 25, 2023 were as follows:

	Trade receivables	Other receivables	Total
As of December 25, 2022	$(493)	$(206)	$(699)
Provisions charged to operating results	(170)	(63)	(233)
Account write-off and (recoveries), net	149	—	149
As of March 26, 2023	$(514)	$(269)	$(783)
(Provisions) reductions charged to operating results	(328)	88	(240)
Account write-off and (recoveries), net	5	—	5
As of June 25, 2023	$(837)	$(181)	$(1,018)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	June 25, 2023	December 25, 2022
Eggs and egg-related products	$27,336	$13,675
Butter and butter-related products	5,653	5,718
Packaging	7,474	5,452
Pullets	401	981
Other	1,510	1,121
Reserve for inventory obsolescence	(269)	(98)
Inventories	$42,105	$26,849

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether provisions for excess or obsolete inventory reserves are required.

Note 9. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	June 25, 2023	December 25, 2022
Land	$552	$552
Land improvements	835	835
Buildings and improvements	30,067	29,667
Vehicles	1,080	894
Machinery and equipment	37,487	34,978
Leasehold improvements	919	919
Furniture and fixtures	712	685
Construction in progress	3,569	3,312
	75,221	71,842
Less: Accumulated depreciation and amortization	(15,881)	(12,687)
Property, plant and equipment, net	$59,340	$59,155

During the 13-week periods ended June 25, 2023 and June 26, 2022, depreciation and amortization of property, plant and equipment was approximately $1,850 and $1,339, respectively. During the 26-week periods ended June 25, 2023 and June 26, 2022, depreciation and amortization of property, plant and equipment was approximately $3,543 and $2,287, respectively.

Note 10. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense in the unaudited condensed consolidated statement of operations for the 13-week and 26-week periods ended June 25, 2023 and June 26, 2022 are below:

	13-Weeks Ended		26-Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Operating lease cost	$361	$361	$722	$722
Finance lease cost – amortization of right-of-use assets	447	79	894	157
Finance lease cost – interest on lease liabilities	125	2	257	5
Short-term lease cost	305	11	422	14
Variable lease cost	2,115	652	3,678	1,070
Variable lease cost – long-term supply contracts	47,064	32,162	90,150	62,345
Total lease cost	$50,417	$33,267	$96,123	$64,313

Future undiscounted cash flows are as follows:

	As of June 25, 2023
	Operating Leases	Finance Leases
2023	$503	$1,030
2024	471	2,060
2025	338	2,060
2026	115	2,060
2027	—	1,711
Thereafter	—	—
Total lease payments	1,427	8,921
Less imputed interest	(49)	(1,098)
Total present value of lease liabilities	$1,378	$7,823

During the 26-week periods ended June 25, 2023 and June 26, 2022, ROU assets obtained in exchange for new finance lease obligations were $4 and $26, respectively.

Note 11. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	June 25, 2023	December 25, 2022
Accrued employee related costs	$6,108	$7,453
Accrued promotions and customer deductions	4,903	4,414
Accrued distribution fees and freight	4,212	2,351
Accrued marketing and broker commissions	3,992	1,598
Accrued property, plant and equipment	1,214	153
Accrued professional fees	1,089	761
Accrued purchases of inventory	933	1,349
Accrued derivative premiums	1,483	—
Other	1,233	398
Accrued liabilities	$25,167	$18,477

Note 12. Product Exit Costs

During the fiscal year ended December 25, 2022, the Company made the determination to exit its convenient breakfast product category due to a shift in the Company’s focus to product categories that are core to its operations. Charges incurred in connection with these product exits were substantially complete by December 25, 2022. Charges related to the exit of our ghee product category during 2023 are immaterial.

As of December 25, 2022, the ending liability balance related to the convenience breakfast category exit was $119. As of June 25, 2023, remaining liabilities of $45 are expected to be settled or released by the end of the 13-week period ending September 24, 2023.

The following tables summarize the activity related to the exit of the Company’s convenient breakfast product category during the periods presented:

		For the 26-Weeks Ended June 25, 2023
Description	Statement of Operations Classification	Beginning Liability Balance	Charges Incurred	Amounts Paid or Settled	Amounts Released as Unutilized	Ending Liability Balance
Asset write-downs	Cost of goods sold	$119	$—	$(74)	$—	$45
Total		$119	$—	$(74)	$—	$45

		For the 26-Weeks Ended June 26, 2022
Description	Statement of Operations Classification	Charges Incurred	Amounts Paid or Settled	Amounts Released as Unutilized	Ending Liability Balance
Contract terminations	Selling, general and administrative	$1,126	$(1,056)	$—	$70
Inventory obsolescence	Cost of goods sold	749	(723)	—	26
Customer allowances	Net revenue	146	(111)	—	35
Asset write-downs	Cost of goods sold	119	—	—	119
Co-manufacturer charges	Cost of goods sold	135	(135)	—	—
Asset disposals	Selling, general and administrative	66	(66)	—	—
Total		$2,341	$(2,091)	$—	$250

Note 13. Long-Term Debt

In October 2017, the Company entered into a credit facility agreement with PNC Bank, National Association (the “Credit Facility”) that initially included a $4.7 million term a loan, a $10.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $1.5 million.

Subsequently, the terms of the Credit Facility were modified at various times between fiscal 2018 and fiscal 2022. Such amendments (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the Credit Facility in April 2021 eliminated the term loan and equipment loan. The Tenth Amendment to the Credit Facility in December 2022 modified certain covenants related to commodity hedging, provided consent for the dissolution of immaterial subsidiaries and implemented changes related to the discontinuation of LIBOR. The Eleventh Amendment to the Credit Facility, effective July 26, 2023 extended the maturity date by one year, to April 2, 2025.

The maximum borrowing capacity under the revolving line of credit is currently $20.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.00% or (ii) 1.00% plus the alternate base rate, as defined in the Credit Facility. During the 26-week period ended June 25, 2023, the Company borrowed and repaid $7.5 million under the revolving line of credit. As of June 25, 2023, there were no outstanding amounts under the revolving line of credit.

The Credit Facility is secured by all of the Company’s assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires the Company to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations and the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of June 25, 2023 are restricted in use. Vital Farms’ wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. The Credit Facility also contains other customary covenants, representations and events of default. As of June 25, 2023, the Company was in compliance with all covenants under the Credit Facility.

During the 13-week periods ended June 25, 2023 and June 26, 2022, the Company did not recognize interest expense related to draws on the revolving line of credit. During the 26-week periods ended June 25, 2023 and June 26, 2022, the Company recognized interest expense related to draws on the revolving line of credit of $7 and $0, respectively.

Note 14. Common Stock

As of June 25, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 41,232,667 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	June 25, 2023	December 25, 2022
Options to purchase common stock	4,808,010	4,634,205
Restricted stock units	622,599	505,504
Shares available for grant under the 2020 Equity Incentive Plan and 2020 Employee Stock Purchase Plan	12,790,826	11,503,459
Total	18,221,435	16,643,168

Note 15. Stock-Based Compensation

The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire 10 years from the date of grant. Restricted stock awards generally vest ratably over three years from the date of grant and contain no other service or performance conditions. The Company’s policy is to recognize stock-based compensation expense on a straight-line basis over the requisite service or vesting period. Forfeitures for stock options and restricted stock awards are recognized as they occur.

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Cost of goods sold	$80	$62	$133	$91
Selling, general and administrative expense	1,366	1,571	3,554	2,838
Total	$1,446	$1,633	$3,687	$2,929

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 25, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 25, 2022	4,634,205	$9.35		$38,522
Granted	512,102	$15.05
Exercised	(307,500)	$0.63		$4,451
Cancelled/Forfeited	(30,797)	$19.13		$61
Outstanding as of June 25, 2023	4,808,010	$10.45	5.9	$26,876
Options exercisable as of June 25, 2023	3,036,485	$8.00	4.8	$22,445
Options vested and expected to vest as of June 25, 2023	4,808,006	$10.45	5.9	$26,876

The fair value of stock options vested during the 13-week periods ended June 25, 2023 and June 26, 2022 was $257 and $1,251, respectively. The fair value of stock options vested during the 26-week periods ended June 25, 2023 and June 26, 2022 was $1,272 and $2,209, respectively. As of June 25, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $6,345, which is expected to be recognized over a weighted-average period of 1.95 years.

Restricted Stock Unit Activity

The following table summarizes the Company’s restricted stock units (“RSU”) activity since December 25, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 25, 2022	505,504	$13.58
Granted	344,720	$15.09
Vested[1]	(206,625)	$14.12
Forfeited	(21,000)	$14.52
Unvested as of June 25, 2023	622,599	$14.21

1 Includes 39,459 shares of common stock withheld to cover taxes on the release of vested RSUs, which became available for future grants pursuant to the 2020 Equity Incentive Plan.

The fair value of RSU shares vested during the 13-week periods ended June 25, 2023 and June 26, 2022 was $1,258 and $1,209, respectively. The fair value of RSU shares vested during the 26-week periods ended June 25, 2023 and June 26, 2022 was $2,913 and $1,497, respectively. As of June 25, 2023, total unrecognized stock-based compensation expense related to unvested stock options and the RSUs was $7,721, which is expected to be recognized over a weighted-average period of 2.15 years.

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted its 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of June 25, 2023, 10,693,299 shares were available for future grants of the Company’s common stock, which includes 1,629,884 shares of stock that were automatically added to the available reserve on January 1, 2023. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s board of directors. As of June 25, 2023, 2,097,527 shares of the Company’s common stock were available for future issuance, which includes 407,471 shares of common stock that were automatically added to the available reserve on January 1, 2023. In November 2021, the Company’s board of directors authorized an offering period commencing on March 1, 2022 and ending on May 15, 2022. The Company’s board of directors has authorized subsequent additional six-month offering periods, with the most recent beginning on May 16, 2023.

Note 16. Income Taxes

The Company’s effective tax rate for the 13-week periods ended June 25, 2023 and June 26, 2022 was approximately 16% and 78%, respectively. The Company’s effective tax rate for the 26-week periods ended June 25, 2023 and June 26, 2022 was approximately 21% and 55%, respectively. The Company’s effective tax rate for the 13-week period ended June 25, 2023 differs from the statutory rate due primarily to a discrete tax benefit related to the exercise of non-qualified stock options.

For interim periods, our income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s estimated annual effective tax rate differs from the federal statutory rate of 21% due to state taxes, permanent differences related to incentive stock options and the impact of compensation deduction limitations under Internal Revenue Code Section 162(m).

Note 17. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended		26-Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Numerator:
Net income (loss)	$6,683	$192	$13,833	$(1,346)
Less: Net loss attributable to noncontrolling interests	—	(7)	—	(8)
Net income (loss) attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$6,683	$199	$13,833	$(1,338)
Denominator:
Weighted average common shares outstanding — basic	40,948,365	40,628,416	40,861,218	40,580,598
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	2,227,020	2,048,653	2,324,262	—
Effect of potentially dilutive restricted stock units	106,478	17,698	160,193	—
Effect of potentially dilutive common stock issuable pursuant to the ESPP	10,398	—	14,320	—
Weighted average common shares outstanding — diluted	43,292,261	42,694,767	43,359,993	40,580,598
Net income (loss) per share attributable to Vital Farms, Inc. stockholders
Basic	$0.16	$0.00	$0.34	$(0.03)
Diluted	$0.15	$0.00	$0.32	$(0.03)

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income (loss) per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended		26-Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
Options to purchase common stock	36,865	4,723	14,905	21,629
Unvested restricted stock	12,286	104,771	4,440	40,078
	49,151	109,494	19,345	61,707

Note 18. Accumulated Other Comprehensive Income (Loss)

The amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the unaudited consolidated statements of operations were as follows (in thousands):

		Amounts Reclassified from AOCI
		13-Week Period Ended
AOCI Component	Statement of Operations Classification	June 25, 2023	June 26, 2022
Losses on available-for-sale securities	Other expense, net	$95	$20
	Total before tax	95	20
	Tax benefit	(26)	(5)
	Net of tax	$69	$15

		Amounts Reclassified from AOCI
		26-Week Period Ended
AOCI Component	Statement of Operations Classification	June 25, 2023	June 26, 2022
Losses on available-for-sale securities	Other expense, net	$129	$70
	Total before tax	129	70
	Tax benefit	(32)	(17)
	Net of tax	$97	$53

The gross amount and related tax (expense) benefit recorded in, and associated with, each component of other comprehensive income (loss) were as follows (in thousands):

	13-Weeks Ended
	June 25, 2023			June 26, 2022
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain (loss)	$128	$(35)	$93	$(521)	$123	$(398)
Amounts reclassified for realized losses to earnings	95	(26)	69	20	(5)	15
Total other comprehensive income (loss)	$223	$(61)	$162	$(501)	$118	$(383)

	26-Weeks Ended
	June 25, 2023			June 26, 2022
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain (loss)	$645	$(159)	$486	$(1,597)	$378	$(1,219)
Amounts reclassified for realized losses to earnings	129	(32)	97	70	(17)	53
Total other comprehensive income (loss)	$774	$(191)	$583	$(1,527)	$361	$(1,166)

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

Transportation Agreement: During the 26-week period ended June 25, 2023, the Company entered into an amendment to a long-term transportation agreement commencing in the third quarter of fiscal year 2023. Future undiscounted minimum payments contained in this agreement are approximately $8.5 million over the remaining approximately four-year term of the original long-term transportation agreement.

Warehouse Agreement: During the 26-week period ended June 25, 2023, the Company entered into a warehouse infrastructure improvement agreement commencing in the third quarter of fiscal year 2023. Future undiscounted minimum payments contained in this agreement are approximately $0.8 million over an approximately three-year term.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 25, 2023, the Company has not incurred any material costs as a result of such indemnification agreements.

Litigation: The Company is subject to various claims and contingencies that are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our assessments and estimates.

On May 20, 2021, the Company and certain of its current and former officers were named as defendants in a class action complaint captioned Nicholas A. Usler et al. v. Vital Farms, Inc. et al. in the United States District Court for the Western District of Texas. The plaintiffs alleged false advertising claims on behalf of themselves and a putative class of alleged consumers of the Company’s eggs. The named officers of the Company were subsequently dismissed as defendants in this matter. The Company believes the claims are without merit and is vigorously defending itself in this matter. The parties have been engaged in discovery and have scheduled a mediation in September 2023 to discuss potential settlement of remaining claims. Given the uncertainty of the litigation, the stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to reasonably estimate the possible loss or range of loss, if any, that may result from the claim.

Although the Company maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions and caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible.

Compensatory Arrangement of Certain Officers: On February 4, 2023, the board of directors of the Company appointed Thilo Wrede as Chief Financial Officer and principal financial officer of the Company, effective March 17, 2023 (the “Transition Date”). Mr. Wrede replaced Bo Meissner, who stepped down from his role as Chief Financial Officer and principal financial officer, effective as of the Transition Date. Mr. Meissner remained with the Company as an employee through April 30, 2023 (the “Departure Date”) to ensure a smooth leadership transition, after which he transitioned to a non-employee advisory role through July 31, 2023.

The Company entered into a transition agreement with Mr. Meissner, pursuant to which he continued to receive his current base salary and medical benefits. Following the Departure Date, in exchange for a general release of claims in favor of the Company, Mr. Meissner received severance benefits pursuant to the Company’s Severance Plan in the form of: (i) 12 months of his annual base salary over the twelve-month period following the Departure Date; (ii) his 2022 fiscal year bonus based on actual performance; and (iii) reimbursement of COBRA premiums for a period of up to 12 months. Mr. Meissner was retained through July 31, 2023 as a non-employee advisor for such transition services as may have been requested by the Company.

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

Effective August 30, 2022, Ovabrite’s board of directors and the holders of the majority of its outstanding capital stock consented to dissolving the entity, and a Certificate of Dissolution was filed with the Delaware Secretary of State. As of June 25, 2023, Ovabrite completed its business activities and liquidated its remaining assets. For the 13-week and 26-week periods ended June 25, 2023 and June 26, 2022, the results of operations of the Ovabrite entity were immaterial.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of our egg processing facilities, including site selection, project management and related services for our potential new egg packing facility. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. In connection with the services described above, the Company paid Sandpebble $139 and $250 during the 13-week periods ended June 25, 2023 and June 26, 2022, respectively, and $255 and $371 during the 26-week periods ended June 25, 2023 and June 26, 2022, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs in the unaudited condensed consolidated statements of operations. As of June 25, 2023 and June 26, 2022, amounts owed to Sandpebble were $1,126 and $1,086, respectively, and are included in accrued liabilities in the unaudited condensed consolidated balance sheets.

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

Our purpose is rooted in a commitment to Conscious Capitalism, which prioritizes the long-term benefits of each of our stakeholders (farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders). We make decisions based on what is sustainable for all our stakeholders. Our collective sustainable business practices will enable us to fulfill our purpose of improving the lives of people, animals, and the planet through food, now and long into the future. For us, it is not about short-term outcomes or a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes, for everyone, over time. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our January 2022 recertification as a Certified B Corporation, a certification reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

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

We have experienced consistent sales growth. We had net revenue of $106.4 million and $82.9 million, net income of $6.7 million and $0.2 million, and Adjusted EBITDA of $11.3 million and $3.7 million in the 13-week periods ended June 25, 2023 and June 26, 2022, respectively. We had net revenue $225.6 million and $159.9 million, net income of $13.8 million and net loss of $1.3 million, and Adjusted EBITDA of $25.2 million and $4.2 million in the 26-week periods ended June 25, 2023 and June 26, 2022. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza

Since the initial outbreaks of highly pathogenic avian influenza (“HPAI”) in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. To date, we have experienced outbreaks at two of our farms, one located in Missouri and one in Tennessee. While we have not experienced material disruptions to our egg supply due to HPAI outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results. Additionally, HPAI has at times resulted in supply shortages and price increases across the egg market. We are confident in the measures we have taken to reduce the risk of HPAI on our farms and production facilities, as well as our ability to mitigate impacts on supply. However, given continued uncertainty about future outbreaks and governmental responses to such outbreaks, we cannot predict the ultimate impact that HPAI will have on our business.

Inflation and Economic Uncertainties

The current inflationary environment may also affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, the general consensus among economists suggests that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. We have experienced and may continue to experience increases in our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing war between Russia and Ukraine, and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources. We work closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of supply chain disruptions associated with such uncertainties. We currently expect to have an adequate supply of eggs, butter, packaging, and freight to meet anticipated demand through 2023, as well as adequate capacity for packaging and processing of our eggs.

Liquidity and Capital Resources Overview

With cash, cash equivalents and marketable securities of $93.5 million as of June 25, 2023 and $20.0 million available under our credit facility agreement with PNC Bank, National Association, or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash, cash equivalents and marketable securities as of June 25, 2023, together with cash provided by our operating activities and availability of borrowings under our Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions or other growth opportunities, our investments in partnerships and unexplored channels and ongoing costs associated with expansions of our production capacity. We may be required to seek additional equity or debt financing. However, a significant disruption of global financial markets (including a disruption due to public health pandemics, geopolitical tensions and wars, inflation or other factors) may result in our inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations. For additional information, see the section titled “Liquidity and Capital Resources” below.

Our Fiscal Year

We report on a 52-53-week fiscal year, ending on the last Sunday in December, effective beginning with the first quarter of fiscal 2018. In a 52-53-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53-week fiscal year will be this year, fiscal 2023, which began on December 26, 2022 and which we expect to end on December 31, 2023. See “Nature of the Business and Basis of Presentation” in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our fiscal calendar.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our results of operations.

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 98%, while the household penetration for our shell eggs is approximately 7%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 22% and 24% of our retail sales for the 13-week periods ended June 25, 2023 and June 26, 2022, respectively and 23% and 25% for the 26-week periods ended June 25, 2023 and June 26, 2022, respectively.

As of June 25, 2023, there were approximately 24,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

We believe that most U.S. consumers’ food preferences are driven primarily by what they encounter on restaurant menus, so we are also leveraging foodservice as a critical consumer touchpoint to drive brand awareness and build trust. We are investing in co-marketing to reach new households. We believe co-branding is mutually beneficial to us and foodservice operators as we believe it helps to differentiate their brands, enhance their perceived customer value and drive repeat traffic.

A multi-unit example from our successful foodservice program is True Food Kitchen, an award-winning restaurant brand and a pioneer of wellness-driven dining with locations across the United States, that shares our purpose of improving the lives of people, animals and the planet through food. We have launched similar relationships with national chains, including Hopdoddy Burger Bar and Original ChopShop. Additionally, we have regional chain collaborations in all four of our U.S. sales territories. Several examples include:

•
Tacodeli, which sells breakfast tacos made exclusively with our shell eggs across restaurant locations and points of distribution, such as coffee shops and farmers’ market stands, across Texas;
•
Black Seed Bagels, a bagel brand with locations across the New York City area;
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
•
Blue Plate Restaurant Company, a casual dining group in the Minneapolis/St. Paul, Minnesota area; and
•
Moe’s Broadway Bagel, an East Coast-style family-run bagel chain in the Denver and Boulder Colorado area.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Egg and egg-related products generated $101.8 million, or approximately 96%, of net revenue in the 13-week period ended June 25, 2023. Egg and egg-related products generated $214.6 million, or approximately 95%, of net revenue in the 26-week period ended June 25, 2023. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

We periodically offer sales incentives to our customers, including rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. We record a provision for sales incentives at the later of the date at which the related revenue is recognized or when the sales incentive is offered. At the end of each accounting period, we recognize a liability for an estimated promotional allowance reserve. We periodically provide credits or discounts to our customers in the event that products do not conform to customer expectations upon delivery or expiration at a customer’s site. We treat these credits and discounts as a reduction of the sales price of the related transaction at the time of sale. We anticipate that these promotional activities, credits and discounts could impact our net revenue and that changes in such activities could impact period-over-period results.

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

Shipping and Distribution

Shipping and distribution expenses consist primarily of costs related to third-party freight for our products. Even though shipping and distribution expenses have decreased in absolute dollars in the short-term, we expect shipping and distribution expenses to increase in absolute dollars in the medium-to-long term, as we continue to scale our business.

Results of Operations

The results of operations data for the 13-week and 26-week periods ended June 25, 2023 and June 26, 2022 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended June 25, 2023 and June 26, 2022

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	June 25, 2023		June 26, 2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$106,445	100%	$82,870	100%
Cost of goods sold(1)	68,645	64%	57,931	70%
Gross profit	37,800	36%	24,939	30%
Operating expenses:
Selling, general and administrative(1)	23,908	22%	17,007	21%
Shipping and distribution	5,853	5%	7,211	9%
Total operating expenses	29,761	28%	24,218	29%
Income from operations	8,039	8%	721	1%
Other (expense) income, net:
Interest expense	(136)	—	(7)	—
Interest income	450	—	210	—
Other expense, net	(441)	—	(52)	—
Total other (expense) income, net	(127)	—	151	—
Net income before income taxes	7,912	7%	872	1%
Income tax provision	1,229	1%	680	1%
Net income	6,683	6%	192	0%
Less: Net loss attributable to noncontrolling interests	—	—	(7)	—
Net income attributable to Vital Farms, Inc. common stockholders	$6,683	6%	$199	0%
(1)
Includes stock-based compensation expense of $1,366 and $1,571 in selling, general and administrative for the 13-week periods ended June 25, 2023 and June 26, 2022, respectively, and $80 and $62 in cost of goods sold for the 13-week periods then ended, respectively.

Net Revenue

	13-Weeks Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Net revenue	$106,445	$82,870	$23,575	28%

The increase in net revenue of $23.6 million, or 28%, was primarily driven by price increases of $18.6 million and volume-related increases of $5.0 million. The volume favorability was primarily driven by increases at both new and existing customers. Net revenue from sales through our retail channel was $99.1 million and $80.1 million for the 13-week periods ended June 25, 2023 and June 26, 2022, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Gross profit	$37,800	$24,939	$12,861	52%
Gross margin	36%	30%

The increase in gross profit of $12.9 million, or 52%, was driven by higher net revenue generated during the period. The increase in gross margin during the 13-week period ended June 25, 2023 compared to the corresponding period in the prior year was primarily driven by pricing increases across the entire portfolio in May 2022 and January 2023. The price increases offset an increase in input costs (inclusive of commodity impacts) across our shell egg and butter businesses as well as higher packaging costs.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$23,908	$17,007	$6,901	41%
Percentage of net revenue	22%	21%

The increase in selling, general and administrative expenses of $6.9 million, or 41%, was primarily driven by:

•
an increase of $4.0 million in marketing-related expenses;
•
an increase of $2.1 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations; and
•
an increase of $0.7 million in professional service expenses to support increased operations and expansion of the business.

Shipping and Distribution

	13-Weeks Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Shipping and distribution	$5,853	$7,211	$(1,358)	(19)%
Percentage of net revenue	5%	9%

The decrease in shipping and distribution costs of $1.4 million, or 19%, was driven by favorable freight rates and internal operational efficiency, partially offset by higher sales volumes.

Interest Income

	13-Weeks Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Interest income	$450	$210	$240	114%

The increase of $240,000 in interest income, or 114%, was primarily driven by higher interest income on our available-for-sale securities portfolio.

Other Expense, net

	13-Weeks Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Other expense, net	$(441)	$(52)	$(389)	748%

The change in other expense, net of $389,000 was primarily driven by losses on our commodity derivative instruments during the 13-week period ended June 25, 2023.

Income Tax Provision

	13-Weeks Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Income tax provision	$1,229	$680	$549	81%
Percentage of net revenue	1%	1%

The change in the income tax provision of $549,000, or 81%, was primarily driven by the increase in net income earned in the 13-week period ended June 25, 2023.

Comparison of the 26-Week Periods Ended June 25, 2023 and June 26, 2022

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the periods presented:

	26-Weeks Ended
	June 25, 2023		June 26, 2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$225,616	100%	$159,929	100%
Cost of goods sold(1)	145,149	64%	113,289	71%
Gross profit	80,467	36%	46,640	29%
Operating expenses:
Selling, general and administrative(1)	47,853	21%	34,632	22%
Shipping and distribution	13,679	6%	15,373	10%
Total operating expenses	61,532	27%	50,005	31%
Income from operations	18,935	8%	(3,365)	(2)%
Other (expense) income, net:
Interest expense	(275)	—	(15)	—
Interest income	790	—	340	—
Other expense, net	(1,866)	(1)%	(3)	—
Total other (expense) income, net	(1,351)	(1)%	322	—
Net income before income taxes	17,584	8%	(3,043)	(2)%
Income tax provision (benefit)	3,751	2%	(1,697)	(1)%
Net income	13,833	6%	(1,346)	(1)%
Less: Net loss attributable to noncontrolling interests	—	—	(8)	—
Net income attributable to Vital Farms, Inc. common stockholders	$13,833	6%	$(1,338)	(1)%
(1)
Includes stock-based compensation expense of $3,554 and $2,838 in selling, general and administrative for the 26-week periods ended June 25, 2023 and June 26, 2022, respectively, and $133 and $91 in cost of goods sold for the 26-week periods then ended, respectively.

Net Revenue

	26-Week Period Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Net revenue	$225,616	$159,929	$65,687	41%

The increase in net revenue of $65.7 million, or 41%, was primarily driven by price-related increases of $40.5 million and volume-related increases of $25.2 million. The volume favorability was primarily driven by increases at both new and existing customers. Net revenue from sales through our retail channel was $207.8 million and $155.6 million for the 26-week periods ended June 25, 2023 and June 26, 2022, respectively.

Gross Profit and Gross Margin

	26-Week Period Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Gross profit	$80,467	$46,640	$33,827	73%
Gross margin	36%	29%

The increase in gross profit of $33.8 million, or 73%, was driven by higher net revenue generated during the period. The increase in gross margin during the 26-week period ended June 25, 2023 compared to the corresponding period in the prior year was primarily driven by increased pricing on our organic shell egg and butter products implemented at the end of January 2022, along with additional pricing increases across the entire portfolio in May 2022 and January 2023. The price increases offset an increase in input costs (inclusive of commodity impacts) across our shell egg and butter businesses as well as higher packaging costs.

Operating Expenses

Selling, General and Administrative

	26-Week Period Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$47,853	$34,632	$13,221	38%
Percentage of net revenue	21%	22%

The increase in selling, general and administrative expenses of $13.2 million, or 38%, was primarily driven by:

•
an increase of $6.7 million in marketing-related expenses;
•
an increase of $5.5 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations; and
•
an increase of $1.6 million in professional service expenses to support increased operations and expansion of the business.

Shipping and Distribution

	26-Week Period Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Shipping and distribution	$13,679	$15,373	$(1,694)	(11)%
Percentage of net revenue	6%	10%

The decrease in shipping and distribution costs of $1.7 million, or 11%, was driven by favorable freight rates and internal operational efficiency, partially offset by higher sales volumes.

Interest Income

	26-Week Period Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Interest income	$790	$340	$450	132%

The increase in interest income of $450,000, or 132%, was primarily driven by higher interest income on our available-for-sale securities portfolio.

Other Expense, net

	26-Week Period Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Other expense, net	$(1,866)	$(3)	$(1,863)	62,100%

The change in other expense, net of $1.9 million was primarily driven by losses on our commodity derivative instruments during the 26-week period ended June 25, 2023.

Income Tax Provision (Benefit)

	26-Week Period Ended
	June 25, 2023	June 26, 2022	$ Change	% Change
	(in thousands)
Income tax provision (benefit)	$3,751	$(1,697)	$5,448	321%
Percentage of net revenue	2%	(1)%

The change in the income tax provision (benefit) of $5.4 million, or 321%, was primarily driven by the increase in net income earned in the 26-week period ended June 25, 2023.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $6.7 million and $13.8 million in the 13-week and 26-week periods ended June 25, 2023, respectively, and retained earnings of $18.0 million as of June 25, 2023.

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

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. As of June 25, 2023, future minimum lease payments under non-cancelable operating leases totaled $2.2 million and future minimum lease payments under non-cancelable finance leases totaled $17.4 million.

Credit Facility

We originally entered into our Credit Facility with PNC Bank, National Association, or PNC Bank, in October 2017. The Credit Facility initially included a $4.7 million term loan, a $10.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $1.5 million.

Subsequently, terms of the Credit Facility were modified at various times between fiscal 2018 and fiscal 2022. Such amendments (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the Credit Facility in April 2021 eliminated the term loan and equipment loan. The Tenth Amendment to the Credit Facility in December 2022 modified certain covenants related to commodity hedging, consented to the dissolution of immaterial subsidiaries and implemented changes related to the discontinuation of LIBOR. The Eleventh Amendment to the Credit Facility effective July 26, 2023 extended the maturity date by one year, to April 2, 2025.

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

The Credit Facility is secured by all of our assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires us to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations, the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on our consolidated balance sheet as of June 25, 2023 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default.

As of June 25, 2023, there was no outstanding balance under the Credit Facility, and we were in compliance with all covenants under the Credit Facility. See “Long-Term Debt” in Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 26-week periods indicated:

	26-Week Period Ended
	June 25, 2023	June 26, 2022
	(in thousands)
Net cash provided by (used in) operating activities	$18,911	$(3,005)
Net cash provided by (used in) investing activities	17,012	(5,977)
Net cash (used in) provided by financing activities	(1,164)	98
Net increase (decrease) in cash and cash equivalents	$34,759	$(8,884)

Operating Activities

The increase in net cash provided by operating activities during the 26-week period ended June 25, 2023 compared to the corresponding period in the prior year was due primarily to higher net income earned in the current period due to gross margin improvements and better leverage of selling, general and administrative costs.

Investing Activities

The increase in cash provided by investing activities during the 26-week period ended June 25, 2023 is primarily due to the cash provided from maturities of our available-for-sale securities that was not reinvested as of June 25, 2023.

Financing Activities

The change in cash used in financing activities during the 26-week period ended June 25, 2023 compared to the corresponding period in the prior year was due primarily to the payment of tax withholding obligations on restricted stock unit shares vested in the period.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 25, 2023	June 26, 2022	June 25, 2023	June 26, 2022
	(in thousands)		(in thousands)
Net income (loss)	$6,683	$192	$13,833	$(1,346)
Depreciation and amortization[1]	2,297	1,339	4,437	2,287
Stock-based compensation expense	1,446	1,633	3,687	2,929
Costs related to our exit of the convenient breakfast product line	—	—	—	2,341
Income tax provision (benefit)	1,229	680	3,751	(1,697)
Interest expense	136	7	275	15
Change in fair value of contingent consideration[2]	—	12	—	19
Interest income	(450)	(210)	(790)	(340)
Adjusted EBITDA	$11,341	$3,653	$25,193	$4,208

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 25, 2022, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 26-week period ended June 25, 2023.

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

There have been no material changes in our exposure to market risk during the 13-week and 26-week periods ended June 25, 2023 from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 25, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. For additional information regarding legal proceedings, if any, see Note 19 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements included elsewhere in this report. We are not aware of any material pending or threatened legal proceedings, other than ordinary routine litigation incidental to the business, against us that we believe could have an adverse effect on our business, operating results or financial condition.

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
•
We are dependent on the market for shell eggs, and fluctuations in this market, including the decline of commodity shell egg prices relative to the price of our shell eggs, could adversely affect our business, financial condition and results of operations.
•
Fluctuations in commodity prices and in the availability of feed grains could negatively impact our results of operations and financial condition.
•
If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our operating results and brand reputation could be harmed.
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

•
Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of eggs, the cream for our butter and other raw materials that meet our standards.
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
•
Demand for shell eggs is subject to seasonal fluctuations, which can adversely impact our results of operations in certain quarters.
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
•
Our operations are subject to FDA and USDA federal regulation, as well as other federal, state and local regulations, and there is no assurance that we will be in compliance with all applicable regulations.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $82.9 million in the 13-week period ended June 26, 2022 to $106.4 million in the 13-week period ended June 25, 2023, our net revenue increased from $159.9 million in the 26-week period ended June 26, 2022 to $225.6 million in the 26-week period ended June 25, 2023, and our net revenue increased from $260.9 million in fiscal 2021 to $362.1 million in fiscal 2022. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

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

The growth and expansion of our business has placed, and will continue to place, significant demands on our management and operations teams and will require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner, or at all. We expect to continue to expend substantial resources on our current and future processing facilities, our sales and marketing efforts, product innovation and development, and general administration associated with being a public company.

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

For the 13-week periods ended June 25, 2023 and June 26, 2022, we generated net income of $6.7 million and $0.2 million, respectively. For the 26-week period ended June 25, 2023, we generated net income of $13.8 million, compared to the 26-week period ended June 26, 2022, when we generated a net loss of $1.3 million. We have also experienced net losses in prior fiscal periods, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities, and hire additional crew members. Our ongoing expansion efforts may prove more expensive than we anticipate (including as a result of inflation, increases in input costs or disruptions in our supply chain relating to public health pandemics, such as COVID-19, trade wars, geopolitical tensions, such as the Russia-Ukraine war, or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our processing capacity, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, may be fixed. We also expect to continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 93% and 92% of our net revenue in the 13-week periods ended June 25, 2023 and June 26, 2022, respectively. Shell eggs accounted for approximately 93% and 91% of our net revenue in the 26-week periods ended June 25, 2023 and June 26, 2022, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

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

We have only recently expanded our product offerings beyond shell eggs and butter. As a result of our limited experience managing multiple product lines, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products, increasing competition, a decrease in the growth of our overall market, or failure to successfully take advantage of growth opportunities. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

We estimate market opportunity and forecast market growth that may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of market opportunity and growth forecasts included in this Quarterly Report and elsewhere are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

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

Risks Related to Our Business, Our Brand, Our Products and Our Industry

We are dependent on the market for shell eggs, and fluctuations in this market, including the decline of commodity shell egg prices relative to the price of our shell eggs, could adversely affect our business, financial condition and results of operations.

We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. Periodically in our industry, there has been an oversupply of eggs, which has caused egg prices to contract, sometimes substantially so, and as a result we have sold or donated our excess supply at reduced prices or no cost. If we are unable to sell such eggs upon commercially reasonable terms, or at all, our gross margins, business, financial condition and operating results may be adversely affected. Conversely, there have at times in recent periods been supply shortages in the egg industry, with supply impacted by, among other things, avian influenza, increased demand for eggs and increases in feed and other input costs. Such supply shortages, together with price increases we or others in the industry have implemented and may choose to implement in the future, could result in declining consumer demand for shell eggs or inability to fulfill customer demand, each of which could have a material impact on our financial condition and results and operations.

We sell shell eggs to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to any price increases we may implement or supply expansions in the market for commodity shell eggs), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors at a greater velocity than, or instead of, our shell eggs. As a result, low commodity shell egg prices relative to the price of our shell eggs may adversely affect our business, financial condition and results of operations.

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

Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, geopolitical tensions, inflation, transportation and storage costs, and agricultural and energy policies in the United States and internationally. We have seen increased prices for conventional and organic corn and soybean crops on a global basis, including increased prices resulting from the Russia-Ukraine war and measures taken in response thereto, inflation and supply chain shortages. In December 2022, we entered into commodity derivative instrument contracts related to conventional and organic feed ingredients. If we are unable to successfully conduct this program to reduce the impact of continued commodity price fluctuations, our financial condition and results of operations may be impacted.

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

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our operating results and brand reputation could be harmed.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we may need to expand these capabilities in the future as we continue to grow and scale our business. For example, in fiscal 2022 we completed an expansion of Egg Central Station, our shell egg processing facility in Springfield, Missouri, to increase our capacity for the distribution of shell eggs. Additionally, we announced that we had begun the design and the site selection process for our next egg packing center. However, there is risk in our ability to effectively continue to scale production and processing and manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units, or SKUs.

Our forecasts are based on multiple assumptions that, if inaccurate, may affect our ability to maintain adequate processing and manufacturing capacities (or co-processing and co-manufacturing capacities) in order to meet the demand for our products, which could prevent us from meeting increased customer demand. If we fail to meet demand for our products and, as a result, consumers who have previously purchased our products buy other brands or our retail customers allocate shelf space to other brands, our business, financial condition and results of operations could be adversely affected.

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

A substantial amount of our shell egg processing occurs at our Egg Central Station shell egg processing facility. Any shutdown or period of reduced production at Egg Central Station, which may be caused by regulatory noncompliance or other issues, as well as factors beyond our control, such as natural disaster, weather, fire, power interruption, work stoppage, disease outbreaks or pandemics (such as COVID-19), equipment failure or delay in raw materials delivery, would significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to replace or repair, particularly because certain of such equipment is sourced internationally. We have at times seen pricing and capacity constraints related to internationally sourced equipment, and our equipment supply chains may be further disrupted in connection with public health pandemics, geopolitical tensions and wars, including the Russia-Ukraine war, inflation, trade wars or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. The property and business disruption insurance we maintain for Egg Central Station may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

If we fail to effectively maintain relationships within our existing farm network or further expand our farm network, our business, operating results and brand reputation could be harmed.

We source our eggs and the cream for our butter products from our network of family farms, which is the foundation of our supply chain. If we are unable to maintain and expand this supply chain because of actions taken by farmers or other events outside of our control, we may be unable to timely supply distributors and customers with our products, which could lead to cancellation of purchase orders, damage to our commercial relationships and impairment of our brand. For example, we require our egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms, including due to elevated interest rates, would impair their ability to contract with us. These and other factors, including economic uncertainty, may make it more difficult for us to recruit and attract new farmers to our network in a number sufficient to meet product demand.

There are a number of factors that could impair our relationship with farmers, many of which are outside of our control. While we strive to operate our business in a manner that drives long-term and sustainable benefits for our stakeholders, including our farmers, we may make strategic decisions that our farmers disagree with and which could cause farmers to terminate their relationships with us. Reputational harm resulting from impairment of our relationship with existing farmers may also make it more difficult to attract new farmers to expand our network. If our relationship with our existing or future farmers is disrupted due to these or other factors, we may not be able to sustain the supply necessary to meet customer and consumer demand for our products, which would negatively impact our operating results. Any failure to maintain or expand our farm network would adversely affect our business, financial condition and results of operations.

Future expansions of our processing capacity may not provide us with the benefits we expect to receive.

In fiscal 2022, we completed a significant expansion of our Egg Central Station processing facility and announced that we had begun the design and site selection process for our next egg packing center. If the design and site selection process does not proceed as anticipated, if the potential new egg packing center is not brought up to full processing capacity or if we are unable to hire, train and retain crew members to support an additional egg packing center, we may not be able to fully realize the potential benefits of such additional egg packing center and our business, financial condition and operating results could be adversely affected.

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

We rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, driver shortages, trucking capacity limitations due to general increases in freight demand, employee and contractor strikes or unavailability (including due to disease outbreaks and pandemics, such as COVID-19) or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs and rising fuel costs due to international tensions and wars, we have seen at times during recent periods increased transportation and freight costs. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to price our products in a manner that sufficiently offsets increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retail customers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

Furthermore, noncompliance by our third-party transportation providers with applicable regulatory requirements may impact the ability of providers to provide delivery services that adequately meet our shipping needs. Due to increased costs or noncompliance by our transportation providers with applicable regulatory requirements, we may change shipping companies, and we could face logistical difficulties with any such change that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers that we currently use, which in turn would increase our costs and adversely affect our operating results.

Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of eggs, the cream for our butter and other raw materials that meet our standards.

Our ability to ensure a continuing supply of eggs, the cream for our butter and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. Our farm network for our shell eggs is in a geographic region we refer to as the Pasture Belt, which is a term we use that refers to the U.S. region where the weather is conducive to hens being outside as much as possible. The dairy farms that supply our cream are primarily located in Kansas. The occurrence of a natural disaster in any of these regions could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raised prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, thereby adversely affecting our business, financial condition and results of operations.

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

Our supply may also be affected by the number and size of farms that raise chickens and cows that meet our standards, changes in U.S. and global economic conditions and our ability to forecast our raw materials requirements. For example, in order to meet our standards, we require our egg farms to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant, and many farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, elevated interest rates or any U.S. government shutdown could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities and the relative financial performance of raising chickens and cows in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

We may not be able to compete successfully in our highly competitive market.

We compete with large egg companies such as Cal-Maine, Inc. and large international food companies such as Ornua Co-operative Limited (Kerrygold). We also compete directly with local and regional egg and dairy companies, as well as private-label specialty products processed by other egg and dairy companies. Each of these competitors may have substantially greater financial and other resources than us and some of our competitors’ products are well accepted in the marketplace today. Such competitors may also have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at lower costs. This could put pressure on us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to reduce prices. Conversely, if we were to increase prices, including as a result of fluctuations in the shell egg market, increased commodity or raw material costs, increased packaging or transportation costs or otherwise, any resulting decline in consumer demand for our products may be exacerbated by the competitiveness of our market.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on one co-manufacturer for hard-boiled eggs, three co-manufacturers for stick butter, one co-manufacturer for spreadable tub butter and one co-manufacturer for liquid eggs. While we currently have written manufacturing contracts with our co-manufacturers for spreadable tub butter and for hard-boiled eggs and one of our co-manufacturers for stick butter, we do not currently have written manufacturing contracts with our other co-manufacturers. Due to the absence of written contracts with certain of our co-manufacturers, these co-manufacturers can generally seek to alter or terminate their relationships with us at any time, resulting in with periods during which we may have limited or no ability to manufacture certain of our products.

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

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as United Natural Foods, Inc., or UNFI, and KeHE Distributors, LLC, or KeHE, which purchase, store, sell and deliver our products to retailer customers.

In the 13-week periods ended June 25, 2023 and June 26, 2022, UNFI (which was Whole Foods’ primary distributor) accounted for approximately 25% and 32% of our net revenue, respectively, and KeHE accounted for approximately less than 10% and 10% of our net revenue, respectively. In the 26-week periods ended June 25, 2023 and June 26, 2022, UNFI accounted for approximately 25% and 33% of our net revenue, respectively, and KeHE accounted for approximately less than 10% and less than 10% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all), under similar terms and conditions, could adversely affect our business, financial condition and results of operations.

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

Elevated interest rates may also adversely impact the ability of our family farmers to access capital. We require our egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms, including as a result of elevated interest rates, would impair their ability to partner with us. If our relationship with these egg farmers is disrupted, we may not be able to fully recover our investments in birds and feed, which would negatively impact our operating results.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 22% and 24% of our retail sales in the 13-week periods ended June 25, 2023 and June 26, 2022, respectively and 23% and 25% for the 26-week periods then ended. Kroger accounted for approximately 11% and 12% of our retail sales in the 13-week periods ended June 25, 2023 and June 26, 2022, respectively and 11% and 11% for the 26-week periods then ended. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from Whole Foods, Kroger or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

A retailer may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy or operations, the introduction of competing products or the perceived quality of our products. Despite operating in different channel segments, our retail customers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. Consequently, our financial results may fluctuate significantly from period to period based on the actions of one or more significant retailers.

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

Our products may be subject to contamination by foreign materials or disease-producing organisms or pathogens, such as salmonella and E. coli. These organisms and pathogens are found generally in the environment and there is a risk that one or more could be present in our products, either as a result of food processing or as an inherent risk based on the nature of our products. These organisms and pathogens also can be introduced to our products as a result of improper handling at the further-processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to current good manufacturing practices, or cGMPs, and finished product testing. Shipment of contaminated products, even if inadvertent, could result in a violation of law and lead to increased risk of exposure to product liability claims, product recalls, increased scrutiny by federal and state regulatory agencies, penalties and adverse publicity. In addition, products purchased from other producers, including co-manufacturers, could contain contaminants that we might inadvertently redistribute.

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

Demand for shell eggs is subject to seasonal fluctuations, which can adversely impact our results of operations in certain quarters.

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

We and our co-manufacturers purchase and use significant quantities of cardboard, corrugated fiberboard, kraft paper, flexible film and paperboard to package our products. Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. We saw higher packaging costs in fiscal 2022, and these elevated costs continued in the 26-week period ended June 25, 2023. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, although we have not seen significant decreases in volume due to previous price increases, we may not be able to implement further price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes.

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

In addition, our success depends in part upon our ability to attract, train, develop and retain a sufficient number of crew members who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to win in a competitive market for top talent capable of meeting our business needs and expectations, our business and brand image may be impaired. For example, in Springfield, Missouri, where Egg Central Station is located, there is a tight labor market. As a result of this tight labor market, we may be unable to attract and retain crew members with the skills we require. Additionally, a large portion of our existing and newly hired workforce outside of Egg Central Station is working remotely on a permanent basis. Although we believe we manage our operations to handle remote working conditions efficiently, it is possible that such remote work arrangements could adversely impact crew member cohesiveness, efficiency, professional development, operational agility and retention. Any failure to meet our staffing needs or any material increase in turnover rates of our crew members may adversely affect our business, financial condition and results of operations.

If we cannot maintain our company culture or focus on our purpose as we grow, our success and our business and competitive position may be harmed.

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. We may also have difficulty maintaining our company culture as a large portion of our existing and newly hired workforce is working remotely on a permanent basis. If we fail to maintain our company culture or focus on our purpose, our business and competitive position may be harmed.

Our operations are geographically consolidated. A major tornado or other natural disaster within the region in which we operate could seriously disrupt our entire business.

Egg Central Station, our shell egg processing facility, is located in Springfield, Missouri. This facility and our network of family farms supporting our shell egg business are concentrated in the Midwestern portion of the Pasture Belt. The majority of cream for our butter is sourced from approximately 15 farms in Kansas. Our butter is manufactured in close proximity to our farms in Kansas and packaged in Maine and Wisconsin. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters, but a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

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

The COVID-19 pandemic and the Russia-Ukraine war have disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. We, our suppliers and our network of family farms are dependent on equipment and other supplies imported from Europe and other locations. To the extent that disruptions to global shipping, including disruptions due to COVID-19 pandemic or geopolitical tensions or wars, such as the Russia-Ukraine war, negatively impact our, our suppliers’ and our network of family farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

The impact of public health pandemics, such as COVID-19, on any of our farmers, suppliers, co-manufacturers, distributors or transportation or logistics providers may negatively affect the price and availability of our raw materials and impact our supply chain. If the disruptions caused by such pandemics, including interruptions to global shipping that may impact our and our farmers’ and other suppliers’ ability to access equipment and other materials, continue for an extended period of time, our ability to meet the demands of our customers or to expand as planned may be materially impacted. If we are forced to scale back hours of operation or close our facilities in response to public health threats, or if the effects of such threats or related mitigation measures make it difficult to adequately staff the facility to meet our capacity demands, our business, financial condition and results of operations would be materially and adversely affected. Uncertainties regarding the economic impacts of public health pandemics, such as COVID-19, may result in sustained market turmoil, which could also negatively impact our business, financial condition and results of operations.

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

Additionally, extreme weather and natural disasters exacerbated by climate change may impact our business. The egg farms in our network are all geographically located in a region that provides an environment conducive to year-round raising of chickens. However, if climate change negatively impacts the year-round habitability of this region for chickens, we may be subject to decreased availability or less favorable pricing for our eggs. Adverse weather conditions and natural disasters, including those caused by climate change, can adversely impact pasture conditions, leading to reduced yields and quality. For example, in the summer of 2022, extreme temperatures in the Pasture Belt contributed to lower-than-normal shell egg yield at certain of our farms. Adverse weather conditions and natural disasters may also impact the habitability and pasture conditions of the farms where we source the cream for our butter products. Further, we may incur increased transportation, storage and processing costs if we are unable to source products within a certain distance from our processing and co-manufacturing facilities due to the effects of climate change.

Governmental and market concern about climate change and its effects may result in additional legal or regulatory requirements to reduce or mitigate the effects of greenhouse gases or water usage. Such laws or regulations, to the extent applicable to us or our farmers, suppliers, co-manufacturers or service providers, may result in significant increases to our costs of operation, particularly the supply chain and distribution costs associated with our products.

Failure to adequately respond to stakeholder scrutiny related to environmental, social and governance (ESG) issues, or failure to achieve our ESG goals, could adversely impact our reputation and brand.

Our business faces increasing scrutiny related to ESG issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. In December 2022, we announced a series of ESG goals relating to, among other things, ecological impacts, diversity and inclusion, governance accountability and climate change. There is no assurance that we will be able to achieve our ESG goals. Failure to achieve our ESG goals could damage our reputation and brand image, and our business, financial condition and results of operations could be adversely impacted. Furthermore, there exists negative sentiment toward ESG measures among certain individuals and government institutions, and several states have enacted or proposed “anti-ESG” legislation. While these policies and legislation are generally targeted to investment advisory firms and mutual funds, as we continue to pursue our ESG goals and related initiatives, we could face a negative reaction that adversely impacts our business.

Implementation of our environmental and sustainability initiatives, including in connection with our ESG goals and annual impact report, may require certain financial expenditures and crew member resources, and if we are unable to meet our ESG goals or otherwise fail to meet stakeholder standards or expectations with respect to ESG issues, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our investors, crew members, farmers, suppliers, customers and consumers.

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

Shipment of adulterated or misbranded products, even if inadvertent, can result in criminal or civil liability. Such incidents could also expose us to product liability, negligence or other lawsuits, including consumer class action lawsuits. Any claims brought against us may exceed or be outside the scope of our existing or future insurance policy coverage or limits. Any judgment against us that is more than our policy limits or not covered by our insurance policies would have to be paid from our cash reserves, which would reduce our capital resources.

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

Our operations are subject to FDA and USDA federal regulation and state regulation, and there is no assurance that we will be in compliance with all applicable regulations.

Our operations are subject to extensive regulation by the FDA, the USDA and other federal, state and local authorities. With respect to eggs in particular, the FDA and the USDA split jurisdiction depending on the type of product involved. While the FDA has primary responsibility for the regulation of shell eggs, the USDA has primary responsibility for the regulation of dried, frozen or liquid eggs and other “egg products,” subject to certain exceptions. Specifically, our shell eggs, butter and hard-boiled egg products are subject to the requirements of the Federal Food, Drug, and Cosmetic Act, as amended, or the FDCA, and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of most food products. The FDA requires that facilities that manufacture food products comply with a range of requirements, including but not limited to hazard analysis and preventative controls regulations, cGMPs and supplier verification requirements. Our shell egg operations are further subject to FDA regulatory requirements governing the production, storage and transportation of shell eggs for the control of salmonella. FDA-inspected processing facilities are subject to periodic and “for cause” inspection by federal, state and local authorities. In addition, certain of our products, such as our liquid whole egg products, are subject to regulation by the USDA, including facility registration, inspection, manufacturing and labeling requirements. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with cGMPs and other regulatory requirements for the manufacturing of our products that is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the FDA, the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, result in our co-manufacturers’ inability to continue manufacturing for us, result in a recall of our products that have already been distributed and result in damage to our brand and reputation. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. We rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, the USDA or another regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be adversely impacted.

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

In the United States, we are subject to regulation by various government agencies, including the FDA, the USDA, the Federal Trade Commission, or FTC, the Occupational Safety and Health Administration, and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated outside the United States by various international regulatory bodies. In addition, we are subject to certain standards, such as GFSI standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. We could incur costs, including fines, penalties and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.

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

Our business operations and ownership and past and present operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and natural resources. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business. We could also experience in the future significant opposition from third parties with respect to our business, including environmental non-governmental organizations, neighborhood groups and municipalities. Additionally, new matters or sites may be identified in the future, including in connection with the potential expansion of our processing capacity, that will require additional environmental investigation, assessment, or expenditures, which could cause additional capital expenditures. Future discovery of contamination of property underlying or in the vicinity of our present or future properties, facilities or waste disposal sites could require us to incur additional expenses, delays to our business and to our proposed construction. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations could adversely affect our business, financial condition and results of operations.

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

We are not currently party to any material litigation. However, from time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. For example, we have not established a reserve against any potential losses related to a false advertising lawsuit filed in federal court in May 2021 by alleged consumers of our eggs on behalf of themselves and a putative class, as no class has yet been certified and, at this point, we cannot reasonably estimate the possible loss or range of loss, if any. Actual outcomes or losses may differ materially from our assessments and estimates.

Even when not merited, the defense of claims and litigation proceedings may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. For example, we have expended both management time and monetary resources in defending the above-referenced lawsuit. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in any of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows or results of operations. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

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

The market price of our common stock may be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control, including those described elsewhere in this “Risk Factors” section.

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

Based on the number of shares outstanding as of June 25, 2023, our directors, and officers hold, in the aggregate, approximately 26.0% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters, including, but not limited to, delaying or preventing a third party from acquiring control over us.

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

In addition, as of June 25, 2023, there were 5,430,609 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of June 25, 2023, holders of approximately 13.5 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of June 25, 2023, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $26.0 million for the expansion of Egg Central Station.

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

10.1

Eleventh Amendment to Revolving Credit, Term Loan and Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated July 26, 2023

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

Vital Farms, Inc.

Dated: August 3, 2023	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2023	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial Officer)