Form 10-Q
period 2023-09-24
Vital Farms, Inc.
filed 2023-11-02
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2023

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

As of October 30, 2023 the registrant had 41,602,263 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to procure sufficient high-quality eggs, cream for our butter and other raw materials;
•
real or perceived quality or food safety issues with our products or other issues that adversely affect our brand and reputation;
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

ii

•
the sufficiency of our cash, cash equivalents, marketable securities and availability of credit under our credit facility to meet our liquidity needs;
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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 24, 2023	December 25, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,810	$12,914
Investment securities, available-for-sale	39,256	65,814
Accounts receivable, net	37,401	38,895
Inventories	38,271	26,849
Prepaid expenses and other current assets	5,026	5,142
Total current assets	176,764	149,614
Property, plant and equipment, net	67,859	59,155
Operating lease right-of-use assets	1,512	1,895
Goodwill and other assets	3,904	4,002
Total assets	$250,039	$214,666
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,970	$25,972
Accrued liabilities	26,729	18,477
Operating lease liabilities, current	685	1,208
Finance lease liabilities, current	3,118	1,570
Income taxes payable	456	425
Total current liabilities	52,958	47,652
Operating lease liabilities, non-current	961	892
Finance lease liabilities, non-current	11,120	7,023
Other liabilities	2,125	767
Total liabilities	$67,164	$56,334
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of September 24, 2023 and December 25, 2022; 41,574,449 and 40,746,990 shares issued and outstanding as of September 24, 2023 and December 25, 2022, respectively	4	4
Additional paid-in capital	161,081	155,716
Retained earnings	22,515	4,159
Accumulated other comprehensive loss	(725)	(1,547)
Total stockholders’ equity	$182,875	$158,332
Total liabilities and stockholders’ equity	$250,039	$214,666

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net revenue	$110,429	$92,040	$336,046	$251,969
Cost of goods sold	73,764	62,549	218,913	175,838
Gross profit	36,665	29,491	117,133	76,131
Operating expenses:
Selling, general and administrative	25,081	20,561	72,935	55,193
Shipping and distribution	6,355	6,906	20,034	22,279
Total operating expenses	31,436	27,467	92,969	77,472
Income (loss) from operations	5,229	2,024	24,164	(1,341)
Other (expense) income, net:
Interest expense	(238)	(12)	(513)	(27)
Interest income	707	312	1,497	652
Other expense, net	(642)	(148)	(2,508)	(151)
Total other (expense) income, net	(173)	152	(1,524)	474
Net income (loss) before income taxes	5,056	2,176	22,640	(867)
Income tax provision (benefit)	533	1,465	4,284	(232)
Net income (loss)	4,523	711	18,356	(635)
Less: Net loss attributable to noncontrolling interests	—	(12)	—	(21)
Net income (loss) attributable to Vital Farms, Inc. common stockholders	$4,523	$723	$18,356	$(614)
Net income (loss) per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.11	$0.02	$0.45	$(0.02)
Diluted:	$0.10	$0.02	$0.42	$(0.02)
Weighted average common shares outstanding:
Basic:	41,375,008	40,695,014	41,037,778	40,618,736
Diluted:	43,135,579	42,879,818	43,299,898	40,618,736

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net income (loss)	$4,523	$711	$18,356	$(635)
Other comprehensive income (loss), before tax:
Available-for-sale debt securities:
Unrealized net holding gain (loss)	271	(562)	916	(2,159)
Amounts reclassified for realized losses to earnings	53	96	182	166
Available-for-sale debt securities, before tax	324	(466)	1,098	(1,993)
Other comprehensive income (loss), before tax	324	(466)	1,098	(1,993)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(85)	110	(276)	471
Other comprehensive income (loss), net of tax	239	(356)	822	(1,522)
Comprehensive income (loss)	4,762	355	19,178	(2,157)
Less: Comprehensive loss attributable to noncontrolling interests	—	(12)	—	(21)
Comprehensive income (loss) attributable to Vital Farms, Inc. common stockholders	$4,762	$367	$19,178	$(2,136)

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances as of December 25, 2022	40,746,990	$4	$155,716	$4,159	$(1,547)	$158,332
Vesting of restricted stock units	127,595	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(35,535)	—	—	—	—	—
Stock-based compensation expense	—	—	1,627	—	—	1,627
Other comprehensive income, net	—	—	—	—	421	421
Net income	—	—	—	7,150	—	7,150
Balances as of March 26, 2023	40,839,050	$4	$157,343	$11,309	$(1,126)	$167,530
Exercise of stock options	307,500	—	110	—	—	110
Vesting of restricted stock units	79,030	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(3,924)	—	(636)	—	—	(636)
Shares issued under employee stock purchase plan	11,011	—	135	—	—	135
Stock-based compensation expense	—	—	2,060	—	—	2,060
Other comprehensive income, net	—	—	—	—	162	162
Net income	—	—	—	6,683	—	6,683
Balances as of June 25, 2023	41,232,667	$4	$159,012	$17,992	$(964)	$176,044
Exercise of stock options	335,000	—	286	—	—	286
Vesting of restricted stock units	9,525	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(2,743)	—	(32)	—	—	(32)
Stock-based compensation expense	—	—	1,815	—	—	1,815
Other comprehensive income, net	—	—	—	—	239	239
Net income	—	—	—	4,523	—	4,523
Balances as of September 24, 2023	41,574,449	$4	$161,081	$22,515	$(725)	$182,875

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Redeemable Noncontrolling Interest	Common Stock					Total Stockholders’ Equity Attributable
	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	to Vital Farms, Inc. Stockholders	Noncontrolling Interests	Total Stockholders’ Equity
Balances as of December 26, 2021	$175	40,493,969	$5	$149,000	$2,746	$(281)	$151,470	$115	$151,585
Exercise of stock options	—	102,328	—	254	—	—	254	—	254
Stock-based compensation expense	—	—	—	1,296	—	—	1,296	—	1,296
Net loss attributable to noncontrolling interests – stockholders	—	—	—	—	162	—	162	(164)	(2)
Other comprehensive loss, net	—	—	—	—	—	(783)	(783)	—	(783)
Net loss attributable to Vital Farms, Inc. stockholders	—	—	—	—	(1,536)	—	(1,536)	—	(1,536)
Balances as of March 27, 2022	$175	40,596,297	$5	$150,550	$1,372	$(1,064)	$150,863	$(49)	$150,814
Exercise of stock options	—	35,573	—	143	—	—	143	—	143
Vesting of restricted stock units	—	47,544	—	(9)	—	—	(9)	—	(9)
Stock-based compensation expense	—	—	—	1,633	—	—	1,633	—	1,633
Net loss attributable to noncontrolling interests – stockholders	—	—	—	—	—	—	—	(7)	(7)
Other comprehensive loss, net	—	—	—	—	—	(383)	(383)	—	(383)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	199	—	199	—	199
Balances as of June 26, 2022	$175	40,679,414	$5	$152,317	$1,571	$(1,447)	$152,446	$(56)	$152,390
Exercise of stock options	—	49,941	—	171	—	—	171	—	171
Vesting of restricted stock units	—	2,524	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	1,578	—	—	1,578	—	1,578
Dissolution of equity investment	(175)	—	(1)	—	—	—	(1)	68	67
Net loss attributable to noncontrolling interests – stockholders	—	—	—	—	—	—	—	(12)	(12)
Other comprehensive loss, net	—	—	—	—	—	(356)	(356)	—	(356)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	723	—	723	—	723
Balances as of September 25, 2022	$—	40,731,879	$4	$154,066	$2,294	$(1,803)	$154,561	$—	$154,561

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	39-Weeks Ended
	September 24, 2023	September 25, 2022
Cash flows from operating activities:
Net income (loss)	$18,356	$(635)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,595	3,795
Amortization of right-of-use assets	2,787	1,228
Amortization of available-for-sale debt securities	341	660
Stock-based compensation expense	5,502	4,498
Deferred taxes	1,082	(474)
Change in fair value of derivative instruments	761	—
Other	363	260
Net change in operating assets and liabilities	(7,610)	(12,700)
Net cash provided by (used in) operating activities	$27,177	$(3,368)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,138)	(6,898)
Purchases of available-for-sale debt securities	(982)	(33,173)
Purchases and settlements of derivative instruments	(1,264)	—
Sales of available-for-sale debt securities	2,895	—
Maturities and calls of available-for-sale debt securities	25,228	31,145
Proceeds from the sale of property, plant and equipment	1,056	89
Return of investment in variable interest entity	552	—
Dissolution of equity investment	—	(108)
Net cash provided by (used in) investing activities	$18,347	$(8,945)
Cash flows from financing activities:
Proceeds from borrowing under revolving line of credit	7,500	—
Proceeds from exercise of stock options	396	559
Proceeds from issuance of common stock under employee stock purchase plan	135	—
Repayment of revolving line of credit	(7,500)	—
Payment of tax withholding obligation on vested RSU shares	(668)	—
Principal payments under finance lease obligations	(1,491)	(336)
Payment of contingent consideration	—	(38)
Net cash (used in) provided by financing activities	$(1,628)	$185
Net increase (decrease) in cash and cash equivalents	43,896	(12,128)
Cash and cash equivalents at beginning of the period	12,914	30,966
Cash and cash equivalents at end of the period	$56,810	$18,838
Supplemental disclosure of cash flow information:
Cash paid for interest	$507	$27
Cash paid for income taxes	$3,189	$97
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$667	$868

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (the “Company,” “we,” “us” or “our”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. The Company packages, markets and distributes shell eggs, butter and other products. These products are principally sold under the name Vital Farms in addition to other trade names, primarily to retail and foodservice channels in the United States.

The accompanying unaudited condensed consolidated financial statements as of September 24, 2023 and for the 13-week and 39-week periods ended September 24, 2023 and September 25, 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of September 24, 2023, consolidated results of operations for the 13-week and 39-week periods ended September 24, 2023 and September 25, 2022, and consolidated cash flows for the 39-week periods ended September 24, 2023 and September 25, 2022. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet as of December 25, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week and 39-week periods ended September 24, 2023 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 31, 2023.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended September 24, 2023 and September 25, 2022 both contain operating results for 13 weeks. The fiscal year ending December 31, 2023 will include 53 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 25, 2022, and the notes thereto, which are included in our Annual Report. Other than the adoption of the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 39-week period ended September 24, 2023.

As of December 26, 2022, the Company has entered into derivative instruments as part of its risk management strategy. Our business operations give rise to certain market risk exposures, mostly due to changes in commodity prices. We use derivative financial instruments to reduce our exposure to commodity price risk. Credit risks associated with derivative contracts are not significant, as the Company minimizes counterparty exposure by dealing with creditworthy counterparties and collateralized insurers and by utilizing exchange traded instruments and insurance backed commodity settlement contracts. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. We do not hold derivative instruments for trading purposes. Additionally, the Company’s derivative contracts are short-term in duration, and do not make use of credit-risk-related contingent features.

Derivatives used to manage commodity price risk are not designated for hedge accounting treatment. Therefore, the changes in fair value of these derivatives are recorded as incurred within other expense, net. Cash flows related to derivative instruments are considered an investing activity of the Company. Cash settlements we receive represent realized gains on derivative instruments, while cash settlements we pay represent realized losses related to our commodity derivative instruments.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 25, 2022, and the notes thereto, which are included in our Annual Report. Except as described below, there have been no new accounting pronouncements adopted by the Company during the 39-week period ended September 24, 2023.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

None.

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of September 24, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$40,177	$—	$(921)	$—	$39,256
Total	$40,177	$—	$(921)	$—	$39,256

The following table summarizes the Company’s available-for-sale investment securities as of December 25, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$66,658	$4	$(2,000)	$—	$64,662
U.S. Treasury	1,176	—	(24)	—	1,152
Total	$67,834	$4	$(2,024)	$—	$65,814

Proceeds from the sale of available-for-sale securities were $988 and $2,895 for the 13-week and 39-week periods ended September 24, 2023, respectively, and $0 for the 13-week and 39-week periods ended September 25, 2022.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of September 24, 2023 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$26,680	$26,209
Due after one year through five years	13,497	13,047
Total available-for-sale	$40,177	$39,256

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

	September 24, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$2,316	$(24)	$34,870	$(897)	$37,186	$(921)
Total	$2,316	$(24)	$34,870	$(897)	$37,186	$(921)

	December 25, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$31,657	$(888)	$32,406	$(1,112)	$64,063	$(2,000)
U.S. Treasury	—	—	1,176	(24)	1,176	(24)
Total	$31,657	$(888)	$33,582	$(1,136)	$65,239	$(2,024)

As of September 24, 2023, there were 60 diversified issuances in our securities portfolio in an unrealized loss position, with credit ratings ranging from BBB to AAA. As of September 24, 2023, there are no individual bonds with unrealized losses exceeding $71, and 57 issuances have been in a loss position greater than 12 months.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months, and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that a significant number of bonds will be called early, and it does not have current liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of September 24, 2023.

The fair value and location of all investment securities are included in “Fair Value Measurements” in Note 5 below.

Note 4. Derivative Financial Instruments

The Company enters into derivative instruments to mitigate the impact of commodity price volatility. Such instruments may include call options on commodity price contracts. Realized and unrealized gains and losses on our commodity derivatives not designated as hedging instruments are recorded in other expense, net. The Company recognizes all derivative instruments as either assets or liabilities.

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	September 24, 2023	December 25, 2022
Commodity:
Corn	Bushels (in thousands)	933	—
Soybean Meal	Tons	10	—

For the 13-week periods ended September 24, 2023 and September 25, 2022, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $588 and $0, respectively. For the 39-week periods ended September 24, 2023 and September 25, 2022, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $2,405 and $0, respectively.

The fair value and location of all outstanding derivative financial instruments are included in “Fair Value Measurements” in Note 5 below.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of September 24, 2023, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$47,559	$—	$—	$47,559
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	39,256	—	39,256
Prepaid expenses and other current assets:
Derivative financial instruments	—	99	—	99
Total assets measured at fair value	$47,559	$39,355	$—	$86,914

	Fair Value Measurements as of December 25, 2022, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$6,740	$—	$—	$6,740
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	64,662	—	64,662
U.S. Treasury	—	1,152	—	1,152
Total assets measured at fair value	$6,740	$65,814	$—	$72,554

During the 39-week period ended September 24, 2023, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Summary of Significant Accounting Policies” in Note 2 and “Investment Securities” in Note 3.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other receivables and accounts payable, approximate their fair value due to their short-term nature.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Net Revenue:
Eggs and egg-related products	$103,887	$86,191	$318,462	$236,419
Butter and butter-related products	6,542	5,849	17,584	15,550
Net Revenue	$110,429	$92,040	$336,046	$251,969

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and butter (including stick butter and spreadable tub butter). The Company’s previous convenient breakfast product line (including egg bites and egg-based breakfast bars) was discontinued in 2022, and the Company’s ghee product line was discontinued during the 39-week period ended September 24, 2023.

As of September 24, 2023 and December 25, 2022, the Company had customers that individually represented 10% or more of the Company’s accounts receivable, net, and during the 13-week periods ended September 24, 2023 and September 25, 2022 and the 39-week periods ended September 24, 2023 and September 25, 2022, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week and 39-week periods ended September 24, 2023 and September 25, 2022 is as follows:

	Net Revenue for the 13-Weeks Ended September 24, 2023	Net Revenue for the 13-Weeks Ended September 25, 2022	Net Revenue for the 39-Weeks Ended September 24, 2023	Net Revenue for the 39-Weeks Ended September 25, 2022
Customer A	24%	24%	25%	27%
Customer B	*	11%	*	11%
* Revenue was less than 10%

The percentage of accounts receivable, net due from significant customers as of September 24, 2023 and December 25, 2022 is as follows:

	Accounts Receivable, Net as of September 24, 2023	Accounts Receivable, Net as of December 25, 2022
Customer A	19%	23%
Customer B	11%	12%
Customer C	10%	13%

Note 7. Allowance for Credit Losses

As of September 24, 2023 and December 25, 2022, the Company had an allowance for credit losses of $1,058 and $699, respectively.

The Company recognizes current estimated credit losses (“CECL”) for accounts receivable. The CECL for trade receivables are estimated based on the trade receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of accounts receivable. The Company also has other receivables which are classified within prepaid expenses and other current assets. The CECL for other receivables are estimated based on the other receivables aging category and the probability of default. Provisions for CECL are classified within selling, general and administrative costs.

Changes in the allowance for credit losses for the 39-week period ended September 24, 2023 were as follows:

	Trade receivables	Other receivables	Total
As of December 25, 2022	$(493)	$(206)	$(699)
Provisions charged to operating results	(170)	(63)	(233)
Account write-offs	149	—	149
As of March 26, 2023	$(514)	$(269)	$(783)
(Provisions) reductions charged to operating results	(328)	88	(240)
Account write-offs	5	—	5
As of June 25, 2023	$(837)	$(181)	$(1,018)
Reductions (provisions) charged to operating results	128	(421)	(293)
Account write-offs	153	100	253
As of September 24, 2023	$(556)	$(502)	$(1,058)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	September 24, 2023	December 25, 2022
Eggs and egg-related products	$26,437	$13,675
Butter and butter-related products	3,095	5,718
Packaging	6,794	5,452
Pullets	1,236	981
Other	793	1,121
Reserve for inventory obsolescence	(84)	(98)
Inventories	$38,271	$26,849

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether provisions for excess or obsolete inventory reserves are required.

Note 9. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	September 24, 2023	December 25, 2022
Land	$552	$552
Land improvements	835	835
Buildings and improvements	30,235	29,667
Vehicles	1,055	894
Machinery and equipment	47,561	34,978
Leasehold improvements	919	919
Furniture and fixtures	780	685
Construction in progress	4,593	3,312
	86,530	71,842
Less: Accumulated depreciation and amortization	(18,671)	(12,687)
Property, plant and equipment, net	$67,859	$59,155

During the 13-week periods ended September 24, 2023 and September 25, 2022, depreciation and amortization of property, plant and equipment was approximately $2,052 and $1,508, respectively. During the 39-week periods ended September 24, 2023 and September 25, 2022, depreciation and amortization of property, plant and equipment was approximately $5,595 and $3,795, respectively.

Note 10. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense for the 13-week and 39-week periods ended September 24, 2023 and September 25, 2022 are below:

	13-Weeks Ended		39-Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Operating lease cost	$411	$361	$1,133	$1,083
Finance lease cost – amortization of right-of-use assets	808	59	1,702	216
Finance lease cost – interest on lease liabilities	238	—	495	5
Short-term lease cost	316	32	738	46
Variable lease cost	973	800	4,651	1,870
Variable lease cost – long-term supply contracts	48,453	34,702	138,603	97,047
Total lease cost	$51,199	$35,954	$147,322	$100,267

Future undiscounted cash flows are as follows:

	As of September 24, 2023
	Operating Leases	Finance Leases
2023	$186	$1,001
2024	707	4,004
2025	575	4,004
2026	293	4,004
2027	—	3,332
Thereafter	—	—
Total lease payments	1,761	16,345
Less imputed interest	(115)	(2,107)
Total present value of lease liabilities	$1,646	$14,238

During the 39-week periods ended September 24, 2023 and September 25, 2022, ROU assets obtained in exchange for new finance lease obligations were $7,132 and $26, respectively. During the 39-week periods ended September 24, 2023 and September 25, 2022, ROU assets obtained in exchange for new operating lease obligations were $703 and $0, respectively.

Note 11. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	September 24, 2023	December 25, 2022
Employee-related costs	$7,473	$7,453
Promotions and customer deductions	6,686	4,414
Distribution fees and freight	4,607	2,351
Marketing and broker commissions	3,329	1,598
Purchases of inventory	1,606	1,349
Derivative premiums	1,094	—
Property, plant and equipment	468	153
Professional fees	359	761
Other	1,107	398
Accrued liabilities	$26,729	$18,477

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

As of December 25, 2022, the ending liability balance related to the convenience breakfast category exit was $119. As of September 24, 2023, remaining liabilities of $45 are expected to be settled or released by the end of the 14-week period ending December 31, 2023.

The following tables summarize the activity related to the exit of the Company’s convenient breakfast product category during the periods presented:

		For the 39-Weeks Ended September 24, 2023
Description	Statement of Operations Classification	Beginning Liability Balance	Charges Incurred	Amounts Paid or Settled	Amounts Released as Unutilized	Ending Liability Balance
Asset write-downs	Cost of goods sold	$119	$—	$(74)	$—	$45
Total		$119	$—	$(74)	$—	$45

		For the 39-Weeks Ended September 25, 2022
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

The maximum borrowing capacity under the revolving line of credit is currently $20.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.00% or (ii) 1.00% plus the alternate base rate, as defined in the Credit Facility. During the 39-week period ended September 24, 2023, the Company borrowed and repaid $7.5 million under the revolving line of credit. As of September 24, 2023, there were no outstanding amounts under the revolving line of credit.

The Credit Facility is secured by all of the Company’s assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires the Company to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations and the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of September 24, 2023 are restricted in use. Vital Farms’ wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. The Credit Facility also contains other customary covenants, representations and events of default. As of September 24, 2023, the Company was in compliance with all covenants under the Credit Facility.

During the 13-week periods ended September 24, 2023 and September 25, 2022, the Company did not recognize interest expense related to draws on the revolving line of credit. During the 39-week periods ended September 24, 2023 and September 25, 2022, the Company recognized interest expense related to draws on the revolving line of credit of $7 and $0, respectively.

Note 14. Common Stock

As of September 24, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 41,574,449 shares were issued and outstanding.

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock, if any. Each share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of preferred stock, if any. No cash dividends were declared or paid during the periods presented.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	September 24, 2023	December 25, 2022
Options to purchase common stock	4,285,419	4,634,205
Restricted stock units	574,083	505,504
Shares available for grant under the 2020 Equity Incentive Plan and 2020 Employee Stock Purchase Plan	13,020,151	11,503,459
Total	17,879,653	16,643,168

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

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Cost of goods sold	$61	$56	$194	$146
Selling, general and administrative expense	1,754	1,513	5,308	4,352
Total	$1,815	$1,569	$5,502	$4,498

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 25, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 25, 2022	4,634,205	$9.35		$38,522
Granted	514,920	$15.03
Exercised	(642,500)	$0.75		$8,169
Cancelled/Forfeited	(221,206)	$21.59		$61
Outstanding as of September 24, 2023	4,285,419	$10.69	6.0	$18,877
Options exercisable as of September 24, 2023	3,135,091	$9.17	5.3	$17,107
Options vested and expected to vest as of September 24, 2023	4,285,419	$10.69	6.0	$18,877

The fair value of stock options vested during the 13-week periods ended September 24, 2023 and September 25, 2022 was $1,633 and $2,261, respectively. The fair value of stock options vested during the 39-week periods ended September 24, 2023 and September 25, 2022 was $2,905 and $4,471, respectively. As of September 24, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $4,300, which is expected to be recognized over a weighted-average period of 1.77 years.

Restricted Stock Unit Activity

The following table summarizes the Company’s restricted stock units (“RSU”) activity since December 25, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 25, 2022	505,504	$13.58
Granted	348,510	$15.09
Vested[1]	(216,150)	$14.12
Forfeited	(63,781)	$14.02
Unvested as of September 24, 2023	574,083	$14.26

1 Includes 42,202 shares of common stock withheld to cover taxes on the release of vested RSUs, which became available for future grants pursuant to the 2020 Equity Incentive Plan.

The fair value of RSU shares vested during the 13-week periods ended September 24, 2023 and September 25, 2022 was $113 and $44, respectively. The fair value of RSU shares vested during the 39-week periods ended September 24, 2023 and September 25, 2022 was $3,026 and $1,541, respectively. As of September 24, 2023, total unrecognized stock-based compensation expense related to unvested stock options and the RSUs was $6,311, which is expected to be recognized over a weighted-average period of 1.97 years.

2020 Equity Incentive Plan: In July 2020, the Company’s board of directors adopted its 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s board of directors. As of September 24, 2023, 10,922,624 shares were available for future grants of the Company’s common stock, which includes 1,629,884 shares of stock that were automatically added to the available reserve on January 1, 2023. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Company’s board of directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s board of directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s board of directors. As of September 24, 2023, 2,097,527 shares of the Company’s common stock were available for future issuance, which includes 407,471 shares of common stock that were automatically added to the available reserve on January 1, 2023. The Company’s board of directors authorizes six-month offering periods, with the most recent beginning on May 16, 2023.

Note 16. Income Taxes

The Company’s effective tax rate for the 13-week periods ended September 24, 2023 and September 25, 2022 was approximately 11% and 67%, respectively. The Company’s effective tax rate for the 39-week periods ended September 24, 2023 and September 25, 2022 was approximately 19% and (27)%, respectively. The Company’s effective tax rate for the 13-week period ended September 24, 2023 differs from the statutory rate due primarily to a discrete tax benefit related to the exercise of non-qualified stock options. The Company's effective tax rate for the 13-week period ended September 25, 2022 differs from the statutory rate due primarily to permanent differences related to incentive stock options and the impact of compensation deduction limitations under Internal Revenue Code Section 162(m).

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

Note 17. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended		39-Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Numerator:
Net income (loss)	$4,523	$711	$18,356	$(635)
Less: Net loss attributable to noncontrolling interests	—	(12)	—	(21)
Net income (loss) attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$4,523	$723	$18,356	$(614)
Denominator:
Weighted average common shares outstanding — basic	41,375,008	40,695,014	41,037,778	40,618,736
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	1,724,406	2,130,963	2,133,359	—
Effect of potentially dilutive restricted stock units	33,359	49,486	116,781	—
Effect of potentially dilutive common stock issuable pursuant to the ESPP	2,806	4,355	11,980	—
Weighted average common shares outstanding — diluted	43,135,579	42,879,818	43,299,898	40,618,736
Net income (loss) per share attributable to Vital Farms, Inc. stockholders
Basic	$0.11	$0.02	$0.45	$(0.02)
Diluted	$0.10	$0.02	$0.42	$(0.02)

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income (loss) per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended		39-Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
Options to purchase common stock	434	415	14,287	2,251,142
Unvested restricted stock	47,789	41,856	8,362	41,718
Common stock issuable pursuant to the ESPP	—	—	—	11,088
	48,223	42,271	22,649	2,303,948

Note 18. Accumulated Other Comprehensive Income (Loss)

The amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the unaudited consolidated statements of operations were as follows (in thousands):

		Amounts Reclassified from AOCI
		13-Week Period Ended
AOCI Component	Statement of Operations Classification	September 24, 2023	September 25, 2022
Losses on available-for-sale securities	Other expense, net	$53	$96
	Total before tax	53	96
	Tax benefit	(14)	(23)
	Net of tax	$39	$73

		Amounts Reclassified from AOCI
		39-Week Period Ended
AOCI Component	Statement of Operations Classification	September 24, 2023	September 25, 2022
Losses on available-for-sale securities	Other expense, net	$182	$166
	Total before tax	182	166
	Tax benefit	(46)	(39)
	Net of tax	$136	$127

The gross amount and related tax (expense) benefit recorded in, and associated with, each component of other comprehensive income (loss) were as follows (in thousands):

	13-Weeks Ended
	September 24, 2023			September 25, 2022
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain (loss)	$271	$(71)	$200	$(562)	$133	$(429)
Amounts reclassified for realized losses to earnings	53	(14)	39	96	(23)	73
Total other comprehensive income (loss)	$324	$(85)	$239	$(466)	$110	$(356)

	39-Weeks Ended
	September 24, 2023			September 25, 2022
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain (loss)	$916	$(230)	$686	$(2,159)	$510	$(1,649)
Amounts reclassified for realized losses to earnings	182	(46)	136	166	(39)	127
Total other comprehensive income (loss)	$1,098	$(276)	$822	$(1,993)	$471	$(1,522)

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

Warehouse Agreement: The Company expects to execute a warehouse storage agreement during and commencing in the fourth quarter of fiscal year 2023. Future undiscounted minimum payments contained in this agreement are approximately $8.0 million over a term of 39 months.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 24, 2023, the Company has not incurred any material costs as a result of such indemnification agreements.

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

On May 20, 2021, the Company and certain of its current and former officers were named as defendants in a class action complaint captioned Nicholas A. Usler et al. v. Vital Farms, Inc. et al. in the United States District Court for the Western District of Texas. The plaintiffs alleged false advertising claims on behalf of themselves and a putative class of alleged consumers of the Company’s eggs. The named officers of the Company were subsequently dismissed as defendants in this matter. In September 2023, the parties engaged in mediation to discuss potential settlement of remaining claims, but no agreement was reached and the lawsuit is ongoing. The Company believes the claims are without merit and is vigorously defending itself in this matter. Given the uncertainty of the litigation, the stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to reasonably estimate the possible loss or range of loss, if any, that may result from the claim.

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

Effective August 30, 2022, Ovabrite’s board of directors and the holders of the majority of its outstanding capital stock consented to dissolving the entity, and a Certificate of Dissolution was filed with the Delaware Secretary of State. As of September 24, 2023, Ovabrite had completed its business activities and liquidated its remaining assets. For the 13-week and 39-week periods ended September 24, 2023 and September 25, 2022, the results of operations of the Ovabrite entity were immaterial.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of our egg processing facilities, including site selection, project management and related services for our potential new egg packing facility. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Company’s board of directors. In connection with the services described above, the Company paid Sandpebble $158 and $430 during the 13-week periods ended September 24, 2023 and September 25, 2022, respectively, and $413 and $801 during the 39-week periods ended September 24, 2023 and September 25, 2022, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of September 24, 2023 and September 25, 2022, amounts owed to Sandpebble were $347 and $745, respectively, and are included in accrued liabilities.

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

We primarily work with our farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. During the last quarter of fiscal 2023 and likely into fiscal 2024, as a result of increasing construction costs for our new farms, we expect to incur incremental farm recruitment costs that will be paid in advance of these farms beginning to produce eggs. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to five years. We believe the unfavorable impact to our working capital resulting from these up-front costs could range from $12 million to $14 million during fiscal 2024. The impact to fiscal 2023 working capital is expected to be immaterial and the impact to our gross margin is also expected to be immaterial during the term of these agreements. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

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

We have experienced consistent sales growth. We had net revenue of $110.4 million and $92.0 million, net income of $4.5 million and $0.7 million, and Adjusted EBITDA of $9.3 million and $5.2 million in the 13-week periods ended September 24, 2023 and September 25, 2022, respectively. We had net revenue $336.0 million and $252.0 million, net income of $18.4 million and net loss of $0.6 million, and Adjusted EBITDA of $34.5 million and $9.4 million in the 39-week periods ended September 24, 2023 and September 25, 2022. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

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

Inflation and Economic Uncertainties

The current inflationary environment may also affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Rising interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, some economic observers suggest that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have produced downward pressure on share prices. We have experienced and may continue to experience increases in our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with COVID-19 and the ongoing war between Russia and Ukraine and other geopolitical tensions, and employee availability and wage increases, which may result in additional stress on the Company’s working capital resources. We work closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of supply chain disruptions associated with such uncertainties. We currently expect to have an adequate supply of our products, packaging, and freight through fiscal 2023; however, while we are currently exploring additional sources of butter supply, recent volatility in the markets for raw materials could affect supply of our butter products in late fiscal 2023 and into fiscal 2024.

Liquidity and Capital Resources Overview

With cash, cash equivalents and marketable securities of $96.1 million as of September 24, 2023 and $20.0 million available under our credit facility agreement with PNC Bank, National Association, or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash, cash equivalents and marketable securities as of September 24, 2023, together with cash provided by our operating activities and availability of borrowings under our Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy.

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

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 22% and 22% of our retail sales for the 13-week periods ended September 24, 2023 and September 25, 2022, respectively and 23% and 24% for the 39-week periods ended September 24, 2023 and September 25, 2022, respectively.

As of September 24, 2023, there were over 24,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute on this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

A multi-unit example from our successful foodservice program is True Food Kitchen, an award-winning restaurant brand and a pioneer of wellness-driven dining with locations across the United States, that shares our purpose of improving the lives of people, animals and the planet through food. We have launched similar relationships with national and regional chain foodservice customers across the United States.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $103.9 million, or approximately 94%, of net revenue in the 13-week period ended September 24, 2023. Eggs and egg-related products generated $318.5 million, or approximately 95%, of net revenue in the 39-week period ended September 24, 2023. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Results of Operations

The results of operations data for the 13-week and 39-week periods ended September 24, 2023 and September 25, 2022 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended September 24, 2023 and September 25, 2022

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	September 24, 2023		September 25, 2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$110,429	100%	$92,040	100%
Cost of goods sold(1)	73,764	67%	62,549	68%
Gross profit	36,665	33%	29,491	32%
Operating expenses:
Selling, general and administrative(1)	25,081	23%	20,561	22%
Shipping and distribution	6,355	6%	6,906	8%
Total operating expenses	31,436	28%	27,467	30%
Income from operations	5,229	5%	2,024	2%
Other (expense) income, net:
Interest expense	(238)	—	(12)	—
Interest income	707	1%	312	—
Other expense, net	(642)	(1)%	(148)	—
Total other (expense) income, net	(173)	—	152	—
Net income before income taxes	5,056	5%	2,176	2%
Income tax provision	533	—	1,465	2%
Net income	4,523	4%	711	1%
Less: Net loss attributable to noncontrolling interests	—	—	(12)	—
Net income attributable to Vital Farms, Inc. common stockholders	$4,523	4%	$723	1%
(1)
Includes stock-based compensation expense of $1,754 and $1,513 in selling, general and administrative for the 13-week periods ended September 24, 2023 and September 25, 2022, respectively, and $61 and $56 in cost of goods sold for the 13-week periods then ended, respectively.

Net Revenue

	13-Weeks Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Net revenue	$110,429	$92,040	$18,389	20%

The increase in net revenue of $18.4 million, or 20%, was primarily driven by volume-related increases of $12.2 million and price-related increases of $6.2 million. The volume favorability was primarily driven by increases at both new and existing customers. Net revenue from sales through our retail channel was $104.8 million and $89.1 million for the 13-week periods ended September 24, 2023 and September 25, 2022, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Gross profit	$36,665	$29,491	$7,174	24%
Gross margin	33%	32%

The increase in gross profit of $7.2 million, or 24%, was driven by higher net revenue generated during the period. The increase in gross margin during the 13-week period ended September 24, 2023 compared to the corresponding period in the prior year was primarily driven by volume increases, in addition to price increases across the entire portfolio in January 2023. The price increases offset an increase in input costs (inclusive of commodity impacts) across our shell egg business as well as higher packaging costs.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$25,081	$20,561	$4,520	22%
Percentage of net revenue	23%	22%

The increase in selling, general and administrative expenses of $4.5 million, or 22%, was primarily driven by:

•
an increase of $2.1 million in marketing-related expenses; and
•
an increase of $1.9 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations.

Shipping and Distribution

	13-Weeks Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Shipping and distribution	$6,355	$6,906	$(551)	(8)%
Percentage of net revenue	6%	8%

The decrease in shipping and distribution costs of $551,000, or 8%, was driven by favorable freight rates and internal operational efficiency, partially offset by higher sales volumes.

Interest Income

	13-Weeks Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Interest income	$707	$312	$395	127%

The increase of $395,000 in interest income, or 127%, was primarily driven by higher interest income on our available-for-sale securities portfolio.

Other Expense, net

	13-Weeks Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Other expense, net	$(642)	$(148)	$(494)	334%

The change in other expense, net of $494,000 was primarily driven by losses on our commodity derivative instruments during the 13-week period ended September 24, 2023.

Income Tax Provision

	13-Weeks Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Income tax provision	$533	$1,465	$(932)	(64%)

The decrease in the income tax provision of $932,000, or 64%, was primarily related to the tax benefit of a non-qualified stock option exercise that occurred during the 13-week period ended September 24, 2023.

Comparison of the 39-Week Periods Ended September 24, 2023 and September 25, 2022

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the periods presented:

	39-Weeks Ended
	September 24, 2023		September 25, 2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$336,046	100%	$251,969	100%
Cost of goods sold(1)	218,913	65%	175,838	70%
Gross profit	117,133	35%	76,131	30%
Operating expenses:
Selling, general and administrative(1)	72,935	22%	55,193	22%
Shipping and distribution	20,034	6%	22,279	9%
Total operating expenses	92,969	28%	77,472	31%
Income from operations	24,164	7%	(1,341)	(1)%
Other (expense) income, net:
Interest expense	(513)	—	(27)	—
Interest income	1,497	—	652	—
Other expense, net	(2,508)	(1)%	(151)	—
Total other (expense) income, net	(1,524)	—	474	—
Net income before income taxes	22,640	7%	(867)	—
Income tax provision (benefit)	4,284	1%	(232)	—
Net income	18,356	5%	(635)	—
Less: Net loss attributable to noncontrolling interests	—	—	(21)	—
Net income attributable to Vital Farms, Inc. common stockholders	$18,356	5%	$(614)	$—
(1)
Includes stock-based compensation expense of $5,308 and $4,352 in selling, general and administrative for the 39-week periods ended September 24, 2023 and September 25, 2022, respectively, and $194 and $146 in cost of goods sold for the 39-week periods then ended, respectively.

Net Revenue

	39-Week Period Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Net revenue	$336,046	$251,969	$84,077	33%

The increase in net revenue of $84.1 million, or 33%, was primarily driven by price-related increases of $47.0 million and volume-related increases of $37.1 million. The volume favorability was primarily driven by increases at both new and existing customers. Net revenue from sales through our retail channel was $312.6 million and $244.6 million for the 39-week periods ended September 24, 2023 and September 25, 2022, respectively.

Gross Profit and Gross Margin

	39-Week Period Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Gross profit	$117,133	$76,131	$41,002	54%
Gross margin	35%	30%

The increase in gross profit of $41.0 million, or 54%, was driven by higher net revenue generated during the period. The increase in gross margin during the 39-week period ended September 24, 2023 compared to the corresponding period in the prior year was primarily driven by volume increases, in addition to pricing increases across the entire portfolio in January 2023. The price increases offset an increase in input costs (inclusive of commodity impacts) across our shell egg business as well as higher packaging costs.

Operating Expenses

Selling, General and Administrative

	39-Week Period Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$72,935	$55,193	$17,742	32%
Percentage of net revenue	22%	22%

The increase in selling, general and administrative expenses of $17.7 million, or 32%, was primarily driven by:

•
an increase of $8.7 million in marketing-related expenses;
•
an increase of $7.3 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations; and
•
an increase of $1.2 million in professional service expenses to support increased operations and expansion of the business.

Shipping and Distribution

	39-Week Period Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Shipping and distribution	$20,034	$22,279	$(2,245)	(10)%
Percentage of net revenue	6%	9%

The decrease in shipping and distribution costs of $2.2 million, or 10%, was driven by favorable freight rates and internal operational efficiency, partially offset by higher sales volumes.

Interest Income

	39-Week Period Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Interest income	$1,497	$652	$845	130%

The increase in interest income of $845,000, or 130%, was primarily driven by higher interest income on our available-for-sale securities portfolio.

Other Expense, net

	39-Week Period Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Other expense, net	$(2,508)	$(151)	$(2,357)	1,561%

The change in other expense, net of $2.4 million was primarily driven by losses on our commodity derivative instruments during the 39-week period ended September 24, 2023.

Income Tax Provision (Benefit)

	39-Week Period Ended
	September 24, 2023	September 25, 2022	$ Change	% Change
	(in thousands)
Income tax provision (benefit)	$4,284	$(232)	$4,516	1,947%

The change in the income tax provision (benefit) of $4.5 million, or 1,947%, was primarily driven by the increase in net income earned in the 39-week period ended September 24, 2023.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $4.5 million and $18.4 million in the 13-week and 39-week periods ended September 24, 2023, respectively, and retained earnings of $22.5 million as of September 24, 2023.

Funding and Material Cash Requirements

We expect that our cash, cash equivalents and marketable securities, together with cash provided by our operating activities and availability of borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. We further believe that we will be able to fund potential operating expenses and cash obligations beyond the next 12 months, through a combination of existing cash, cash equivalents and marketable securities, cash provided by our operating activities and available borrowings under our Credit Facility.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. As of September 24, 2023, future minimum lease payments under non-cancelable operating leases totaled $9.8 million and future minimum lease payments under non-cancelable finance leases totaled $16.3 million.

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

The Credit Facility is secured by all of our assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires us to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations, the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on our consolidated balance sheet as of September 24, 2023 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default.

As of September 24, 2023, there was no outstanding balance under the Credit Facility, and we were in compliance with all covenants under the Credit Facility. See “Long-Term Debt” in Note 13 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 39-week periods indicated:

	39-Week Period Ended
	September 24, 2023	September 25, 2022
	(in thousands)
Net cash provided by (used in) operating activities	$27,177	$(3,368)
Net cash provided by (used in) investing activities	18,347	(8,945)
Net cash (used in) provided by financing activities	(1,628)	185
Net increase (decrease) in cash and cash equivalents	$43,896	$(12,128)

Operating Activities

The increase in net cash provided by operating activities during the 39-week period ended September 24, 2023 compared to the corresponding period in the prior year was due primarily to higher net income earned in the current period due to gross margin improvements and better leverage of selling, general and administrative costs.

Investing Activities

The increase in cash provided by investing activities during the 39-week period ended September 24, 2023 is primarily due to the cash provided from maturities of our available-for-sale securities that was not reinvested as of September 24, 2023.

Financing Activities

The change in cash used in financing activities during the 39-week period ended September 24, 2023 compared to the corresponding period in the prior year was due primarily to the payment of tax withholding obligations on restricted stock unit shares vested in the period and an increase of principal payments on finance lease obligations.

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
•
It does not reflect the dissolution of the Ovabrite, Inc. variable interest entity due to the infrequent nature of this transaction and the fact that we do not expect to experience similar dissolutions in the foreseeable future;
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 24, 2023	September 25, 2022	September 24, 2023	September 25, 2022
	(in thousands)		(in thousands)
Net income (loss)	$4,523	$711	$18,356	$(635)
Depreciation and amortization[1]	2,860	1,646	7,297	3,892
Stock-based compensation expense	1,815	1,569	5,502	4,498
Costs related to our exit of the convenient breakfast product line	—	—	—	2,341
Dissolution of Ovabrite, Inc.	—	122	—	122
Income tax provision (benefit)	533	1,465	4,284	(232)
Interest expense	238	12	513	27
Change in fair value of contingent consideration[2]	—	—	—	19
Interest income	(707)	(312)	(1,497)	(652)
Adjusted EBITDA	$9,262	$5,213	$34,455	$9,380

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 25, 2022, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 39-week period ended September 24, 2023.

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

There have been no material changes in our exposure to market risk during the 13-week and 39-week periods ended September 24, 2023 from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 24, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

•
Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of eggs, cream for our butter and other raw materials that meet our standards.
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
•
Elevated interest rates could adversely affect our business.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $92.0 million in the 13-week period ended September 25, 2022 to $110.4 million in the 13-week period ended September 24, 2023, our net revenue increased from $252.0 million in the 39-week period ended September 25, 2022 to $336.0 million in the 39-week period ended September 24, 2023, and our net revenue increased from $260.9 million in fiscal 2021 to $362.1 million in fiscal 2022. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

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
•
invest in information technology systems and related improvements to our processes and procedures; and
•
maintain quality control over our product offerings.

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

For the 13-week periods ended September 24, 2023 and September 25, 2022, we generated net income of $4.5 million and $0.7 million, respectively. For the 39-week period ended September 24, 2023, we generated net income of $18.4 million, compared to the 39-week period ended September 25, 2022, when we generated a net loss of $0.6 million. We have also experienced net losses in prior fiscal periods, including a net loss of $2.1 million in fiscal 2017. Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities, and hire additional crew members. Our ongoing expansion efforts may prove more expensive than we anticipate (including as a result of inflation, increases in input costs or disruptions in our supply chain relating to public health pandemics, such as COVID-19, trade wars, geopolitical tensions, such as the Russia-Ukraine war and ongoing conflicts in the Middle East, or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our processing capacity, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, may be fixed. We also expect to continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 92% and 94% of our net revenue in the 13-week periods ended September 24, 2023 and September 25, 2022, respectively. Shell eggs accounted for approximately 92% and 94% of our net revenue in the 39-week periods ended September 24, 2023 and September 25, 2022, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

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

Our estimates of market opportunity and growth forecasts included in this Quarterly Report and elsewhere, including in connection with the long-term financial goals we announced in 2023, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

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

We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. Periodically in our industry, there has been an oversupply of eggs, which has caused egg prices to contract, sometimes substantially so, and as a result we have sold or donated our excess supply at reduced prices or no cost. If we are unable to sell such eggs upon commercially reasonable terms, or at all, our gross margins, business, financial condition and operating results may be adversely affected. Conversely, there have at times in recent periods been supply shortages in the egg industry, with supply impacted by, among other things, avian influenza, increased demand for eggs and increases in feed and other input costs. Such supply shortages, together with price increases we or others in the industry have implemented or choose to implement in the future, could result in declining consumer demand for shell eggs or inability to fulfill customer demand, each of which could have a material impact on our financial condition and results and operations.

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

We also sell a small percentage of our shell eggs to wholesalers and egg breaking plants at commodity shell egg prices, which fluctuate widely and are outside our control. Small increases in production or small decreases in demand can have a large adverse effect on the prices at which these eggs are sold.

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

Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, geopolitical tensions, inflation, transportation and storage costs, and agricultural and energy policies in the United States and internationally. We have seen increased prices for conventional and organic corn and soybean crops on a global basis, including increased prices resulting from the Russia-Ukraine war and measures taken in response thereto, inflation and supply chain shortages. It is possible that ongoing conflicts in the Middle East may have similar effects. In December 2022, we entered into commodity derivative instrument contracts related to conventional and organic feed ingredients. If we are unable to successfully conduct this program to reduce the impact of commodity price fluctuations, our financial condition and results of operations may be impacted.

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

Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of eggs, cream for our butter and other raw materials that meet our standards.

Our ability to ensure a continuing supply of eggs, cream for our butter and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. Our farm network for our shell eggs is in a geographic region we refer to as the Pasture Belt, which is a term we use that refers to the U.S. region where the weather is conducive to hens being outside as much as possible. The dairy farms that supply our cream are primarily located in Kansas and the panhandle region of Texas. The occurrence of a natural disaster in any of these regions could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raised prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, thereby adversely affecting our business, financial condition and results of operations.

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

Our supply may also be affected by the number and size of farms that raise chickens and cows that meet our standards, changes in U.S. and global economic conditions and our ability to forecast our raw materials requirements. For example, in order to meet our standards, we require our egg farms to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant, and many farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, elevated interest rates or a U.S. government shutdown could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities and the relative financial performance of raising chickens and cows in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for bulk butter production, two co-manufacturers for stick butter, one co-manufacturer for spreadable tub butter, one co-manufacturer for liquid eggs, and one co-packer for certain shell egg processing. While we currently have written manufacturing contracts with one of our co-manufacturers for hard-boiled eggs and one of our co-manufacturers for stick butter, we do not currently have written manufacturing contracts with our other co-manufacturers or with our co-packer for certain shell egg processing. Due to the absence of written contracts with certain of our co-manufacturers, these co-manufacturers can generally seek to alter or terminate their relationships with us at any time, resulting in with periods during which we may have limited or no ability to manufacture certain of our products.

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

Our business activities are subject to a variety of agricultural risks, including pests and diseases such as avian influenza, the occurrence of which can materially and adversely affect the quality and quantity of products, including shell eggs, that we distribute. Since the outbreak of highly pathogenic avian influenza, or HPAI, in early 2022, we have been closely following the progression of the virus. To date, we have experienced outbreaks at two of our farms, one located in Missouri and one in Tennessee. While we have not experienced material disruptions to our egg supply due to such outbreaks, if a substantial portion of our farms or production facilities were affected by an outbreak of HPAI, or a disease like it, this could have a material and adverse effect on our business, financial condition and results of operations. Additionally, outbreaks of HPAI or similar diseases could limit our ability to utilize co-packers for our shell eggs, due to increased biosecurity measures that may be implemented by such co-packers in the event of an outbreak.

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

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as United Natural Foods, Inc., or UNFI, which purchases, stores, sells and delivers our products to retailer customers.

In the 13-week periods ended September 24, 2023 and September 25, 2022, UNFI (which was Whole Foods’ primary distributor) accounted for approximately 24% and 24% of our net revenue, respectively. In the 39-week periods ended September 24, 2023 and September 25, 2022, UNFI accounted for approximately 25% and 27% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner (or at all), under similar terms and conditions, could adversely affect our business, financial condition and results of operations.

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

Elevated interest rates could adversely affect our business.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 22% of our retail sales in each of the 13-week periods ended September 24, 2023 and September 25, 2022 and 23% and 24% for the 39-week periods then ended. Kroger accounted for approximately 11% and 12% of our retail sales in the 13-week periods ended September 24, 2023 and September 25, 2022, respectively and 11% and 12% for the 39-week periods then ended. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from Whole Foods, Kroger or any other large retail customer for an extended length of time could negatively impact our sales and profitability.

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

Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. We saw higher packaging costs in fiscal 2022, and these elevated costs continued in the 13-week and 39-week periods ended September 24, 2023. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, although we have not seen significant decreases in volume due to previous price increases, we may not be able to implement further price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes.

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

Egg Central Station, our shell egg processing facility, is located in Springfield, Missouri. This facility and our network of family farms supporting our shell egg business are concentrated in the Midwestern portion of the Pasture Belt. The majority of cream for our butter is sourced from approximately 50 farms in Kansas and the panhandle region of Texas. Our butter is manufactured in close proximity to our farms in Kansas and packaged in Maine and Wisconsin. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters, but a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

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

The COVID-19 pandemic, the Russia-Ukraine war and other geopolitical tensions have disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. We, our suppliers and our network of family farms are dependent on equipment and other supplies imported from Europe and other locations. To the extent that disruptions to global shipping, including disruptions due to COVID-19 pandemic or geopolitical tensions or wars, such as the Russia-Ukraine war or ongoing conflicts in the Middle East, negatively impact our, our suppliers’ and our network of family farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

Additionally, extreme weather and natural disasters exacerbated by climate change may impact our business. The egg farms in our network are all geographically located in a region that provides an environment conducive to year-round raising of chickens. However, if climate change negatively impacts the year-round habitability of this region for chickens, we may be subject to decreased availability or less favorable pricing for our eggs. Adverse weather conditions and natural disasters, including those caused by climate change, can adversely impact pasture conditions, leading to reduced yields and quality. For example, elevated summer temperatures in the Pasture Belt have contributed to lower-than-normal shell egg yield at certain of our farms. Adverse weather conditions and natural disasters may also impact the habitability and pasture conditions of the farms where we source the cream for our butter products. Further, we may incur increased transportation, storage and processing costs if we are unable to source products within a certain distance from our processing and co-manufacturing facilities due to the effects of climate change.

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

We are not currently party to any material litigation. However, from time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. For example, we have not established a reserve against any potential losses related to a false advertising lawsuit filed in federal court in May 2021 by alleged consumers of our eggs on behalf of themselves and a putative class, as no class has yet been certified and, at this point, we cannot reasonably estimate the possible loss or range of loss, if any. Actual outcomes or losses may differ materially from any assessments and estimates we may make.

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

Based on the number of shares outstanding as of September 24, 2023, our directors, and officers hold, in the aggregate, approximately 25.7% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters, including, but not limited to, delaying or preventing a third party from acquiring control over us.

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

In addition, as of September 24, 2023, there were 4,859,502 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of September 24, 2023, holders of approximately 13.7 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of September 24, 2023, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $26.0 million for the expansion of Egg Central Station.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the 13-week period ended September 24, 2023.

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

10.1

Eleventh Amendment to Revolving Credit, Term Loan and Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated July 26, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Filed No. 001-39411), filed with the SEC on August 3, 2023).

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

Vital Farms, Inc.

Dated: November 2, 2023	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 2, 2023	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial Officer)