Form 10-K
period 2023-12-31
Vital Farms, Inc.
filed 2024-03-07
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Stock Market LLC on June 25, 2023 (the last business day of the registrant’s second fiscal quarter), was approximately $402.24 million. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of March 4, 2024, the registrant had 41,795,788 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the registrant’s 2024 annual meeting of stockholders, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
the effects of a public health pandemic or contagious disease, or fear of such outbreaks, on our supply chain, the demand for our products, and overall economic conditions, consumer confidence and spending levels;
•
the impact of the completed expansion of our Egg Central Station facility or future expansions of our processing capacity on our revenue;
•
future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•
anticipated changes in our product offerings and our ability to innovate to offer new products;
•
our ability to successfully enter new product categories;
•
the costs and success of our marketing efforts and our ability to promote our brand;
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

Part I

Item 1. Business

Our Company: Bringing Ethical Food to the Table

Vital Farms is an ethically minded food company that is disrupting the U.S. food system. We have developed a framework that challenges the norms of the factory food model and allows us to bring high-quality products from our network of family farms to a national audience. This framework has enabled us to become the leading U.S. brand of pasture-raised eggs and the second-largest U.S. egg brand by retail dollar sales. Our ethics are exemplified by our focus on animal welfare and sustainable farming practices, including regenerative agricultural practices. We believe our standards produce happy hens with varied diets, which produce better eggs. As an ethical food company, we're helping meet consumer demand for natural, traceable, great-tasting and nutritious food.

Our purpose is rooted in a commitment to Conscious Capitalism, and our belief in co-creating positive, long-term outcomes with all of our stakeholders – farmers and suppliers, customers and consumers, communities and the environment, employees, who we refer to as crew members, and stockholders. Our approach has been validated by our financial performance and our impact on the food industry. We are also a Certified B Corporation, a designation reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

Our Ethical Decision-Making Model

Stakeholders	Guiding Principles
Farmers and Suppliers	Forming strong relationships with our network of more than 300 family farms, who are the foundation of our resilient and reliable supply chain
Customers and Consumers	Delivering the transparency and quality around food products that today's consumers demand
Crew Members	Empowering our crew members by investing in their financial security, development and overall well-being
Community and Environment	Investing in the communities where we operate and being conscious stewards of the environment
Stockholders	Building a sustainable company for the long term by delivering stockholder value

We have scaled our brand through our strong relationships with family farms and deliberate efforts to design and build the infrastructure to bring our products to a national audience. Today, with a network of more than 300 family farms, we believe we have set the national standard for pasture-raised eggs. We believe our relationships with family farms and the efficiency of our supply chain provide us with a competitive advantage in the consumer packaged goods industry, in which achieving reliable supply at a national scale can be challenging. In 2017, we opened Egg Central Station, a shell egg processing facility in Springfield, Missouri, which is centrally located within our network of family farms. In April 2022, we completed an expansion of Egg Central Station that nearly doubled its square footage and capacity. Egg Central Station is capable of packing six million eggs per day and has achieved Safe Quality Food, or SQF, Excellent rating, the highest level of such certification recognized by the Global Food Safety Initiative, or GFSI. In addition, Egg Central Station has received the Safe Quality Food Institute, or SQFI, Select Site certification, indicating that the site has voluntarily elected to undergo annual unannounced recertification audits by SQFI, the organization responsible for administering a global food safety and quality program known as the SQF Program. The design of Egg Central Station includes investments that support each of our stakeholders, from our crew members (daylighting, climate control and slip resistant floors in the egg grading room), to the community and environment (consulting with the community before we built the facility, restoring native vegetation on the property, water retention and stormwater management measures and the use of solar panels), to our customers and consumers (food safety and maintenance investments far beyond regulatory requirements). Our efforts to build a sustainable, stakeholder-focused facility were recognized by the industry publication Food Processing, which named Egg Central Station as its 2022 “Green Plant of the Year.” We believe owning and operating this important element of our supply chain is a key differentiator and provides us with a competitive advantage, which we intend to continue to leverage to grow both our net revenue and gross margin. We are currently in the process of exploring potential sites for an additional egg packing facility.

Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel and has facilitated our growth within the foodservice channel. As of December 2023, we offered 23 retail stock keeping units, or SKUs, through a multi-channel retail distribution network across approximately 24,000 stores. Our products generate stronger velocities and, we believe, greater profitability per unit for our retail customers in key traffic-generating categories as compared to products offered by our competitors. We believe we have significant room for growth within the retail and foodservice channels, and we believe that we can capture this opportunity by growing brand awareness and through new product innovation. We also believe there are incremental growth opportunities in additional distribution channels, including the convenience, drugstore, club, military and international markets, which we may access along with retail and foodservice growth opportunities to enable us to continue our net revenue growth.

We have built a sustainable company founded on products that resonate with consumers. Our trusted brand and Conscious Capitalism-focused business model have resulted in significant growth. We have increased net revenue from $140.8 million in fiscal 2019 to $471.9 million in fiscal 2023, which represents a 35.3% compounded annual growth rate, or CAGR. Going forward, we believe that consumer movement away from factory farming practices will continue to fuel demand for our products, and in September 2023, we announced updated long-term financial targets reflecting our continued confidence in the potential of our business. Our management team is committed to ensuring our values remain aligned with those of our consumers while delivering stockholder value.

Evidence of our historical success in continuing to scale our business is shown in the graphics below. Dates refer to the fiscal years ended December 30, 2019, December 27, 2020, December 26, 2021, December 25, 2022, and December 31, 2023, respectively.

Number of Stores	Net Revenue	Gross Profit
(thousands)	$MM	$MM

12.5% CAGR
15
16
20
22
24
2019
2020
2021
2022
2023

35% CAGR
141
214
261
362
472
2019
2020
2021
2022
2023

39% CAGR
$43
$75
$83
$109
$162
2019
2020
2021
2022
2023

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

In 2014, our current President and Chief Executive Officer Russell Diez-Canseco joined Vital Farms and led the development of our large and scalable network of family farms. In 2015, recognizing the opportunity to elevate our production process and bolster long-term growth and profitability, we began the design process for Egg Central Station, which opened in 2017 in Springfield, Missouri. Today, Egg Central Station is capable of packing six million eggs per day and has achieved an SQF Excellent rating, the highest level of such certification from the GFSI.

Demand for our high-quality products has enabled us to expand our brand beyond the natural channel and into the mainstream channel through relationships with Albertsons Companies, Inc., or Albertsons, The Kroger Co., or Kroger, Publix Super Markets, Inc., or Publix, Target Corporation, or Target, Walmart Inc., or Walmart, and numerous other national and regional food retailers. As of December 2023, our products were sold in approximately 24,000 stores nationwide. Over the course of our journey, our founder, Matthew O’Hayer, has continued to inform our strategic vision and remains intimately involved with our business as the Executive Chairperson of our Board of Directors.

Our Purpose

Our purpose is to improve the lives of people, animals and the planet through food. Our mission is to bring ethical food to the table. We carry out our purpose and mission by partnering with family farms that operate within our strictly defined set of ethical farming practices. We are motivated by the influence we have on rural communities through creating impactful, long-term business opportunities for family farmers. Moreover, we are driven to stand up for sustainable production practices that have been largely cast aside under the factory farming system. In our view, the factory farming system has been consistently misguided, focused on producing products at lowest cost rather than driving long-term and sustainable benefits for all stakeholders.

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

According to SPINS, LLC, or SPINS, data, the U.S. shell egg market accounted for approximately $9.0 billion in retail sales in 2023 and grew at a CAGR of 10.3% between December 2020 and December 2023. Our relatively low household penetration of 7.5%, compared to the shell egg category penetration of approximately 96.5%, provides a significant long-term growth opportunity for our business. According to SPINS data, the U.S. pasture-raised retail egg market accounted for approximately $531.0 million in retail sales in 2023 and grew at a CAGR of 26.6% between December 2020 and December 2023, while the specialty egg (including pasture-raised, free-range and cage-free) market accounted for approximately $1.8 billion in retail sales in 2023 and grew at a CAGR of 11.2% between December 2020 and December 2023. According to SPINS data, the U.S. butter market accounted for approximately $4.8 billion in retail sales in 2023 and grew at a CAGR of 5.3% between December 2020 and December 2023. We believe the strength of our platform, coupled with significant investments in our crew members and infrastructure, position us to continue to deliver industry-leading growth across new and existing categories.

Our Strengths

Trusted Brand Aligned with Consumer Demands

We believe consumers have grown to trust our brand because of our adherence to our values and a high level of transparency. We believe consumers are increasingly focused on the source of their food and are willing to pay a premium for brands that deliver transparency, sustainability and integrity. As a company focused on driving the success of our stakeholders, our brand resonates with consumers who seek to align themselves with companies that share their values. Through our Vital Times newsletter, utilization of social media outlets and our high-touch consumer engagement marketing campaigns, we cultivate and support our relationship with consumers by communicating our values, building trust and promoting brand loyalty.

Strategic and Valuable Brand for Retailers

Our historical performance has demonstrated that we are a strategic and valuable partner to retailers. We have reached a broad set of consumers through a variety of retail partners, including Albertsons, Kroger, Publix, Target and Walmart. As of December 2023, we were the number one or two egg brand by retail dollar sales for branded eggs with key customers such as Albertsons, Kroger, Sprouts Farmers Market, or Sprouts, Target and Whole Foods. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard. We have expanded into the mainstream channel while continuing to command premium prices for our products. We believe that our products are more attractive to retail customers because they help generate growth, deliver strong gross profits and drive strong velocities.

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

Map of the Pasture Belt

Experienced and Passionate Team

We have an experienced and passionate executive management team that has over 100 years of combined industry experience and includes our President and Chief Executive Officer Russell Diez-Canseco, a seasoned food industry expert with over 19 years of relevant experience, including at H-E-B, a privately held supermarket chain. Our leadership team works in partnership with Matthew O’Hayer, our founder and the Executive Chairperson of our Board of Directors, who continues to inform our strategic vision with the entrepreneurial perspective gained through over 40 years of building businesses. We also have a deep bench of talent with strong business and operational experience, and crew members at all levels of our organization who are passionate about addressing the needs of our stakeholders. We have leveraged the experience and passion of our leadership team, our founder and Executive Chairperson, and our other crew members to grow net revenue at a CAGR of 35.3% since 2019, enter our second major food category, butter, and build and expand our first shell egg processing facility, Egg Central Station.

Our Growth Strategies

We believe our investments in our brand, our stakeholders and our infrastructure position us to continue delivering industry-leading growth that outpaces both the natural food industry and the overall food industry.

Compete to Win in Our Current Categories

We continue to compete at the top of our current categories, which helps fuel our continued, profitable growth and we believe there is significant opportunity to further grow volume with existing retail customers by building consumer awareness and demand for our brand. Our products generate stronger velocities and, we believe, greater profitability per unit for our retail customers in the categories in which we compete. By capturing greater shelf space, driving higher product velocities and increasing our average SKU count per retail partner, we believe there is meaningful runway for further growth with existing retail customers. Beyond our existing retail footprint, we believe there are significant opportunities to gain incremental stores from existing retail customers and to add new retail customers. Additionally, we believe there is significant demand for our products in the foodservice channel since we offer versatile ingredients with high menu penetrations across commercial and non-commercial operator segments. We also believe there are significant further long-term opportunities in additional distribution channels, including the convenience, drugstore and club channels. We see considerable opportunity for medium- to long-term growth in this channel by increasing our category market share through sales to values-aligned foodservice operators and their distributors.

Expand Our Portfolio

We plan to continue seeking out opportunities to expand our product offerings. We believe making strategic bets on larger-scale opportunities will help reinforce our position as an ethical food company. The successes of our core products have confirmed our belief that there is significant demand for ethically produced food products, and our proprietary consumer surveys confirm our belief that there is significant demand for our brand across a wide spectrum of food categories. We are committed to continuing to introduce consumers to our expanding range of product offerings.

Strengthen the Brand

We will compete in the marketplace by continuing to build long-term trusted relationships with our target consumer. Critical to the success of this mission is our ability to share our story with a broader audience. We intend to increase our household penetration by educating consumers about our brand, our values and the premium quality of our products. Our relatively low household penetration of 7.5% for our shell eggs, compared to the shell egg category penetration of approximately 96.5%, demonstrates that expanding the national presence of our brand offers a significant runway for future growth. We believe we are well positioned to further increase household penetration of our products given their alignment with consumer trends and approachability with consumers. We intend to increase the number of consumers who buy our products by using digitally integrated media campaigns, social media tools, earned awareness drivers like press outreach and other owned media channels. We believe these efforts will educate consumers on our values and the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base.

Scale a World-Class Organization

We have always believed that our most important competitive advantage is great people, operating as one high-performing team in a strong culture, with the right tools to help us reach our potential, both individually and collectively. Our strategic and people functions are led by a single leader in order to unify our organization in attracting talent that supports our growth initiatives and our culture. This effort is critical not only to our current success but the direction of our company in the future. As we continue our focus on scaling a world-class organization, we believe this tighter link between where we are going, the processes we will put in place to get there, and, most importantly, how we engage, inspire, and develop our crew members will fuel our continued growth.

Product Overview

We produce products sourced from animals raised on family farms, including shell eggs, butter, hard-boiled eggs and liquid whole eggs.

Shell Eggs

Our original and core product is shell eggs. We defined the pasture-raised egg category by following European-rooted standards codified by the Certified Humane Program, which require each hen to have at least 108 square feet of land and daily outdoor access. Our shell eggs are ethically produced, and our consumers consistently tell us that they provide a richer taste and color than other eggs on the market. The retail varieties of our shell eggs are based on supplemental feed type (certified organic and conventional), egg size (medium, large, extra-large and jumbo) and pack size (6, 12, and 18 count). Our shell egg varieties also include True Blues (pasture-raised heirloom eggs with distinct blue shells) and Restorative Eggs (eggs from farms employing enhanced regenerative agricultural standards).

Butter

In 2015, we saw an opportunity in the U.S. refrigerated value-added dairy market for premium butter with artisanal qualities, such as higher butterfat content, sea salt and traditional slow-churn methods. Our consumer research and basket analysis also identified butter as a highly complementary product category to eggs in terms of usage and buyer profile. Today, we offer unsalted and sea salted varieties of our butter, which is sold in two-stick and four-stick packs.

Hard-Boiled Eggs and Liquid Whole Eggs

In March 2018, we launched hard-boiled eggs to broaden the appeal of our brand and satisfy an incremental usage occasion—ready-to-eat snacking. That launch was followed by the introduction of our liquid whole eggs in August 2019. We currently provide one of the only pasture-raised liquid whole egg offerings in the U.S. processed egg market, which has seen little innovation in decades and has traditionally been dominated by egg whites.

Motivated by our mission, our success and our customers’ feedback, we continue to innovate and expand our product offerings to address growing consumer demand.

Innovation

The successes of our core products have confirmed our belief that there is significant demand for ethically produced food products. We expect to continue to expand our product offerings through innovation in both existing and new categories. We will continue to leverage comprehensive consumer insights and trend data to provide innovative solutions and ideas that meet new consumer needs and usage occasions. We also have a proven innovation model that utilizes a trusted network of partners to bring products to market without requiring significant upfront investment. We are committed to continuing to introduce consumers to our expanding range of product offerings.

Marketing

Our multifaceted, consumer-centric marketing strategy has been instrumental in building our brand and driving net revenue. Our marketing strategy is aimed at solidifying our brand’s position as a leading provider of ethically produced food. We execute this strategy by advertising through digitally integrated media campaigns, social media tools. earned awareness drivers like press outreach and other owned media channels. Our standout packaging has been a signature communication vehicle since our inception. We maintain a presence across all major social media platforms.

Our brand has grown rapidly into the #1 U.S. pasture-raised, #1 U.S. natural channel and #2 U.S. overall egg brand by retail dollar sales, with an over 85% share of the U.S. pasture-raised retail egg segment for the 53-week period ended December 31, 2023. Our brand awareness is represented by a strong social media following, with approximately 140,000 Instagram followers. Building on prior success, we will continue to invest in the brand through digitally integrated national media campaigns and build customer loyalty through other media formats, including our quirky Vital Times newsletter, now in its twelfth year of print, which is placed in each egg carton. We have circulated more than 150 million copies of our Vital Times newsletter since 2021.

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

Our Customers

We market our products throughout the United States, with the majority of our net revenue coming from our shell egg products. As of December 2023, we distribute through third parties and direct to retailers to reach approximately 24,000 stores. With significant expansion in recent years, our retail sales are distributed between the natural channel and mainstream channel. Because of our brand equity, loyal consumer base and line of high-quality products, we believe there are attractive growth opportunities across these channels, in addition to a sizable opportunity in the foodservice channel. We believe there are also incremental growth opportunities in additional distribution channels, including the convenience, drugstore, club, military and international markets, which we may access along with retail growth opportunities to enable us to continue our net revenue growth.

Natural Channel

Natural channel retailers, including Whole Foods and Sprouts, represented approximately 42%, 39% and 39% of our retail dollar sales in fiscal years 2021, 2022 and 2023, respectively.

Mainstream Channel

Widespread consumer demand for high-quality and traceable foods has driven our expansion into the mainstream channel with national retailers, including Albertsons, Kroger, Publix, Target and Walmart. The mainstream channel represented approximately 58%, 61% and 61% of our retail dollar sales in fiscal years 2021, 2022 and 2023, respectively.

Foodservice Channel

In addition to our primary natural and mainstream channels, we sell shell and value-added eggs into the foodservice channel, which includes commercial and non-commercial foodservice operators. We expect our foodservice business to continue to grow in the medium- to long-term through our two-pronged sales approach. We anticipate growing our foodservice distribution penetration through our relationships, for example, with Dot Foods, the largest redistribution company in the country, and broad-line distributors, including Sysco, US Foods, Performance Food Group, Gordon Food Service and Ben E. Keith. By deepening our distribution penetration, we are becoming more accessible to foodservice operators across the country. We anticipate more growth with values-aligned regional and national restaurants that want to innovate their menus with our quality, ethically produced eggs.

In fiscal years 2021, 2022 and 2023, the foodservice channel accounted for approximately 1%, 3% and 6%, respectively, of our net revenue.

Our established foodservice relationships help to extend our marketing efforts through unique co-branding opportunities, which amplify our consumer awareness and allow us to reach new households. We will continue to capitalize on these co-marketing tactics as we work to bring new foodservice operators into our customer base.

A multi-unit example from our successful foodservice program is True Food Kitchen, an award-winning restaurant brand and a pioneer of wellness-driven dining with over 40 locations across the country that shares our values for improving the lives of people, animals and the planet. Our collaboration is a recipe for success to serve nourishing food that people know they can trust. At the start of 2023, True Food Kitchen committed to exclusively using our pasture-raised eggs for its menu and calling out our brand in its marketing channels.

We have launched similar relationships with national foodservice operators, including Hopdoddy Burger Bar and Chicken N Pickles. Additionally, we have regional chain collaborations across the country. Several examples include:

•
HomeState, a growing brand in Southern California focused on Texas food and genuine hospitality;
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
•
Pura Vida, a fresh all-day concept in South Florida;
•
Cafe Patachou, a breakfast and lunch restaurant chain based in the Indianapolis, Indiana area;
•
Blue Plate Restaurant Company, a casual dining group in the Minneapolis/St. Paul, Minnesota area;
•
Moe's Broadway Bagel, an East Coast-style family-run bagel chain in the Denver and Boulder, Colorado area.

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

Our eggs are kept in on-farm coolers using equipment that meets our precise standards. The eggs are then collected on a regular basis by a third-party freight carrier and placed in cold storage until packing for shipment to customers. Each of our butter, hard-boiled egg and liquid whole egg products is produced by a co-manufacturer (with eggs from our network of family farms used for our hard-boiled egg and liquid whole egg products). To support the growth of our business, we are focused on expanding existing co-manufacturing relationships where appropriate and establishing new relationships.

Our egg packaging consists primarily of corrugated boxes and egg cartons. Our corrugated boxes are sourced from a supplier in Springfield, Missouri, and our egg cartons are substantially sourced from a single-source supplier from Missouri, Canada and Europe. Our other products are packaged in film and cartons that are primarily managed by our co-manufacturers. In every case, we strive to find the most sustainable and environmentally considered packaging, shipping materials and inks.

Competition

We operate in a highly competitive environment across each of our product categories. We have numerous competitors of varying sizes, including producers of private-label products as well as producers of other branded egg and butter products that compete for trade merchandising support and consumer dollars. We compete with large egg companies such as Cal-Maine, Inc. and large international food companies such as Ornua Co-operative Limited (Kerrygold). We also compete with local and regional egg and dairy companies as well as private-label specialty products processed by other egg and dairy companies. In our market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims.

Across the industry, eggs may be sourced from hens that are caged, cage-free, free-range or pasture-raised. Large egg companies offer commodity eggs sourced from caged hens, and in an attempt to address growing consumer demand for ethically produced and higher quality eggs, they have also grown their cage-free, free-range and pasture-raised offerings.

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

Government Regulation

We are subject to laws and regulations administered by various federal, state and local government agencies in the United States, such as the U.S. Department of Agriculture, or USDA; the Food and Drug Administration, or FDA; the Federal Trade Commission, or FTC; the Environmental Protection Agency, or EPA; and the Occupational Safety and Health Administration, or OSHA. These laws and regulations apply to the processing, packaging, distribution, sale, marketing, labeling, quality, safety, importation and transportation of our products, as well as our occupational safety and health practices.

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

Among other things, the facilities in which our products are manufactured or processed must register with the FDA and/or the USDA, comply with current good manufacturing practices, or cGMPs, and comply with a range of food safety and labeling requirements established by the Federal Food, Drug, and Cosmetic Act, as amended by the Food Safety Modernization Act of 2011, or FSMA, the Egg Products Inspection Act, the Federal Meat Inspection Act, the Organic Foods Production Act and the Agricultural Marketing Act of 1946, among other laws implemented by the FDA, the USDA and other regulators. The FDA and the USDA have the authority to inspect these facilities depending on the type of product involved. For example, Egg Central Station, our facility in Springfield, Missouri, has been subject to periodic inspections by the USDA to evaluate compliance with certain applicable requirements, and the FDA may likewise inspect the facility. Additionally, we are subject to requirements under FSMA’s foreign supplier verification program and import tariffs, bond and other requirements by U.S. Customs and Border Protection for supply for our butter products, which we began importing from Ireland in late 2023. The FDA and the USDA also require that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that our marketing and advertising be truthful, non-misleading and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including nutrient content claims, health claims, organic claims and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements.

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

Designation and continued certification as a Certified B Corporation is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified in January 2022. Our Certified B Corporation designation remains in good standing.

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

Our Commitment to Impact

At Vital Farms, we are dedicated to creating long-term benefits through sustainable practices for our stockholders, crew members, farmers and suppliers, customers and consumers, communities and the environment. We promote sustainable practices and place an emphasis on being conscious environmental stewards. Our commitment to bringing ethical food to the table has helped us to integrate sustainable practices throughout our business. Our dedication to our stakeholders inspires us to continuously raise our standards and practices.

In 2023, we continued to make progress toward the short- and medium-term sustainability goals we first identified in December 2022. Such goals include reducing the ecological impact of our business, driving inclusion within our crew, fostering governance accountability and mitigating climate-related risks.

The Nominating and Corporate Governance Committee of our Board of Directors has been tasked with oversight of our strategy, initiatives, policies, practices and reporting relating to environmental sustainability, climate-related risks and opportunities, human capital management, social and ethical issues and our obligations as a Delaware public benefit corporation. This committee receives quarterly updates from our Head of Impact and reports out to the Board of Directors regarding its oversight responsibilities.

We are committed to building a people-first culture that embodies our values and understands the unique needs of our crew members. We will continue to hold ourselves accountable to the important role we play in helping transition the world around us to a more diverse, equitable and inclusive place through initiatives to foster crew learning, inclusion, and belonging that are grounded in our purposes to improve the lives of people, animals, and the planet through food. See the section titled “—Culture and Human Capital” below for further information about our commitment to a diverse crew and an inclusive work environment.

We acknowledge the potential threat that climate change may have on our business and are committed to taking action to mitigate our emissions and overall environmental risk. In 2021, we began to track and analyze our greenhouse gas emissions to understand and mitigate our carbon footprint, as well as water risks relative to our business and operations. We conduct an annual inventory of our greenhouse gas emissions and assessment of our climate-related risks, publishing disclosures under the Task Force on Climate-Related Financial Disclosure framework.

We believe in providing transparent disclosure regarding our commitment to impact and communicating our progress with stakeholders. We released our most recent Impact Report in March 2023 and plan to continue to provide regular updates as to our progress toward our sustainability goals. To learn more about these efforts and our relevant policies, please visit our investor relations website: investors.vitalfarms.com. Information contained on, or that can be accessed through, our website (including information in our Impact Report) is not incorporated by reference into this Annual Report or any of our other filings with the SEC. We welcome our stakeholders’ feedback and can be contacted at investors@vitalfarms.com.

Seasonality

Demand for shell eggs and butter fluctuates in response to seasonal factors. Demand tends to increase with the start of the school year, is highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter, and is lowest during the summer months. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

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

Culture and Human Capital

Our Conscious Commitment

We are committed to prioritizing long-term benefits to each of our stakeholders, including our talented and passionate crew members, our employees, who are invaluable to our business. Prioritizing Conscious Capitalism, our business decisions consider the impact on all our stakeholders, including our crew members, and we believe this helps us to create a more sustainable and successful business.

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

Crew Recruitment, Development and Retention

Through a thoughtful and thorough selection process, we bring crew members into the business who we believe are aligned with our values and culture. We have structured our crew member orientation and onboarding processes to help foster continued alignment, including through in-person visits to our Austin headquarters and Egg Central Station processing facility, as well as fireside chats with functional leadership and substantive introductions to each business unit. The Vital Farms crew member journey, including recruiting, onboarding and each step of the career experience, is guided by the philosophy of supporting a people-first culture. We believe in enabling our crew members to grow both professionally and personally. We cultivate leaders across every level of the business and are committed to building a culture that embodies our values and understands the unique needs of our crew members. This commitment is evidenced by our investment in two new programs in 2023. The first is our new learning management system, which houses custom internal material, hands-on learning and world-class content from top universities and companies focusing on both functional and interpersonal skills, which all crew members can access. The second is a six-month blended learning program we designed and launched for all people managers across the company. Incorporating in-person, virtual and individual learning activities, this training program focuses on building strong leadership foundations and fostered strong cross-functional connection and development across our Egg Central Station and remote people leadership teams.

We believe in a culture of transparency and ownership. We communicate regularly with our crew members across departments and position levels, including through monthly all-company meetings (which are in-person for our Egg Central Station crew members) with updates and messaging from our senior leadership team, and virtual sessions for our remote teams that include executive question-and-answer sessions. In addition, we have enhanced our internal communications programs to drive engagement by adding two inclusive platforms: an expanded company intranet and crew member newsletter. These frequent touchpoints are focused on helping crew members feel connected to our mission and empowered to make informed decisions that drive our business forward.

In 2021, we transitioned to a remote workforce for our crew members outside Egg Central Station to provide our crew members greater flexibility. We continue to believe this transition has enabled us to attract top talent across the country and has had a positive impact on crew member retention and engagement.

We plan to continue to add programs and thoughtful engagement opportunities for all crew members in service of fostering an environment where crew members can do their best work and help achieve our collective goals. We are doing this by creating a performance and development ecosystem that inspires a growth mindset and unlocks crew member potential. Through creating clarity on how to be successful at Vital Farms and providing opportunities to build relevant job skills, we believe we are empowering our crew members to own their respective career journeys.

Workplace Health and Safety

We continue to prioritize the safety and well-being of our crew and have a number of features to ensure our crew members feel safe, engaged and valued. At Egg Central Station, these features include continued identification of opportunities to automate more physically challenging processes, offering subsidies to purchase slip-resistant and safety toe shoes and partnering with a local occupational health organization for regular assessment and training of Egg Central Station crew members on ergonomics. Additionally, we continue to follow protocols and take preventative measures to protect the health and safety of our crew members, customers, and communities.

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
•
We Act Like Owners: We know our crew plays a critical role in our success and want them to have a stake in the outcome that they help create. We provide our crew members with competitive compensation. At our Egg Central Station facility in Springfield, Missouri, our hourly crew members are paid wages that are in excess of the living wage for an individual without children in this market. All full-time crew members are eligible for health insurance, paid parental leave, retirement contributions, employee stock purchase plan participation, equity grants and complimentary Vital Farms products.
•
We Lead with a Growth Mindset: We bring the drive to succeed, the desire to learn and the energy to keep raising the standards on everything we do. We offer a wealth of learning opportunities to support the development of our crew. We set the foundation with our in-depth onboarding program and then keep the momentum through self-paced courses in our online learning platform, lunch & learns lead by subject matter experts, and live courses. We level up with professional coaching, programming from esteemed external collaborators on key skills such as problem solving, and curated leadership development programs. We’re focused on providing an ecosystem of developmental resources that ensure our team keeps building their skills to be successful at Vital Farms and beyond.
•
We Practice Empathy: We know that we get to better answers when we incorporate different perspectives and experiences into our work. We believe a diverse and inclusive crew is crucial to our long-term success as a business and a priority for us as our values remain rooted in Conscious Capitalism. Under the leadership of our Head of Inclusion and Belonging and our Inclusion and Belonging Council, we have worked to increase diversity across our crew and supply chain (including our network of family farms).
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

Our Crew Members

As of December 31, 2023, we had approximately 447 full-time crew members, including 251 in operations, 59 in sales and marketing, 26 in finance and 111 in general and administrative functions, all of whom are located in the United States. Of our full-time crew members, one is a contract worker. As of December 31, 2023, approximately 41% of our full-time crew members were women and approximately 23% were members of underrepresented minority groups. None of our crew members is represented by a labor union. We have never experienced a labor-related work stoppage, and we consider our relations with our crew members to be good.

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

Summary of Selected Risks Associated with Our Business

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. These risks include, among others, the following:

•
Our recent, rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our growth or evaluate our future prospects, our business could be adversely affected.
•
We may not be able to maintain or increase our profitability in the future.
•
Sales of shell eggs constitute the vast majority of our revenue, and a reduction in these sales would have an adverse effect on our financial condition.
•
Failure to introduce successful new products, successfully enter new product categories or successfully pursue growth by other means may adversely affect our ability to continue to grow.
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
•
We currently have a limited number of third-party co-manufacturers and cold storage providers. The loss of one or more of our co-manufacturers or cold storage providers or our failure to timely identify and establish new relationships could harm our business and impede our growth.
•
Outbreaks of agricultural diseases, including avian influenza, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.
•
We could be adversely affected by a change in consumer preferences, perception and spending habits in the natural food industry generally and with respect to animal-based products in particular. Any failure to develop or enrich our product offerings or gain market acceptance of our new products could have a negative effect on our business.
•
A limited number of distributors represent a substantial portion of our sales, and disruptions affecting our significant distributors or our relationships with such distributors may adversely affect our results of operations.

•
We are dependent on hatcheries and pullet farms to supply our network of family farms with laying hens. Any disruption in that supply chain could materially and adversely affect our business, financial condition or results of operations.
•
Elevated interest rates could adversely affect our business and the ability of our family farmers to access capital.
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
•
Demand for shell eggs and butter is subject to seasonal fluctuations, which can adversely impact our results of operations in certain quarters.
•
Packaging costs are volatile, have recently increased and may continue to increase, which may negatively impact our profitability, and reduced availability of packaging supplies may otherwise impact our business.
•
If we fail to retain and motivate members of our management team or other key crew members or fail to attract, train, develop and retain additional qualified crew members to support our operations, our business and future growth prospects may be harmed.
•
If we cannot maintain our company culture or focus on our purpose as we grow, our business and competitive position may be harmed.
•
Disruptions in the worldwide economy may adversely affect our business, results of operations and financial condition.
•
Failure to adequately respond to stakeholder scrutiny related to environmental, social and governance issues or failure to achieve our stated impact goals could adversely impact our reputation and brand.
•
Food safety and food-borne illness incidents or advertising or product mislabeling may materially and adversely affect our business by exposing us to lawsuits, product recalls or regulatory enforcement actions, increasing our operating costs and reducing demand for our product offerings.
•
Our operations are subject to FDA and USDA federal regulations, as well as other federal, state and local regulations, and there is no assurance that we will be in compliance with all applicable regulations.
•
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security and our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.
•
Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits we anticipate, and we may be unable to maintain our Certified B Corporation status.
•
If our data or information technology systems, or the data or information technology systems of third parties upon which we rely, were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruption of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.
•
The implementation of a new enterprise resource planning system could cause disruption to our business, and we may not be able to effectively realize the benefits of this new system.

Risks Related to Our Growth and Capital Requirements

Our recent, rapid growth may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our growth or evaluate our future prospects, our business could be adversely affected.

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $260.9 million in fiscal 2021 to $362.1 million in fiscal 2022 to $471.9 million in fiscal 2023. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

•
increase awareness of our brand and successfully compete with other companies;

•
price our products effectively so that we are able to attract new customers and consumers and expand sales to our existing customers and consumers;
•
expand distribution to new points of sales with new and existing customers;
•
continue to innovate and expand our product offerings;
•
expand our supplier, co-manufacturing, co-packing, cold storage, processing and distribution capacities;
•
invest in and effectively implement information technology systems and related improvements to our processes and procedures; and
•
maintain quality control over our product offerings.

The growth and expansion of our business has placed, and will continue to place, significant demands on our management and operations teams and will require significant additional resources, financial and otherwise, to meet our needs, which may not be available in a cost-effective manner or at all. We expect to continue to expend substantial resources on our current and future processing facilities, our sales and marketing efforts, product innovation and development and general administration associated with being a public company.

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

Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities, and hire additional crew members. Our ongoing expansion efforts may prove more expensive than we anticipate (including as a result of inflation, increases in input costs or disruptions in our supply chain relating to public health pandemics, trade wars, geopolitical tensions, or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our processing capacity, our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, may be fixed. We also expect to continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 92% of our net revenue in fiscal 2021, 94% of our net revenue in fiscal 2022 and 95% of our net revenue in fiscal 2023. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

Failure to introduce successful new products, successfully enter into new product categories or successfully pursue growth by other means may adversely affect our ability to continue to grow.

One element of our growth strategy involves the development and marketing of new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our crew members in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management, sales and marketing teams in introducing and marketing new products, including through current and new product categories. There can be no assurance that we will successfully develop and market new products or successfully introduce products in new categories. The development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we introduce new or improved products that ultimately do not meet objectives for such products, it could impact our growth, sales and profitability. Any failure to successfully develop, market and launch future products or successfully enter into new product categories may lead to decreased growth, sales and profitability.

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

Our estimates of market opportunity and growth forecasts included in this Annual Report and elsewhere, including in connection with the long-term financial goals we announced in 2023, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

We may require additional financing to achieve our goals, and the failure to obtain this necessary capital when needed on acceptable terms, or at all, may force us to delay, limit, reduce or terminate our product manufacturing and development, and other operations.

We have funded our operations since inception primarily through equity financings, draws on our Credit Facility and sales of our products. We have incurred and expect to continue to incur significant expenses related to the expansion of our processing capacity. We believe that we will continue to expend substantial resources for the foreseeable future as we consider additional markets we may choose to pursue and other growth opportunities.

We expect that our existing cash, cash equivalents and marketable securities, together with cash provided by our operating activities and available borrowings under our existing credit facility with PNC Bank, National Association, or the Credit Facility, will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months. However, our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources. We may also seek financing in connection with potential new product introductions or acquisitions or investments in businesses or technologies that we believe could offer growth opportunities. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our ability to access additional capital may further be affected by adverse or uncertain economic conditions. Weakness and volatility in the capital markets and the economy in general could make it more difficult to access the capital markets and could increase our cost of borrowing.

The agreements governing our Credit Facility require us to meet certain covenants, which could restrict our operational and financial flexibility.

The Credit Facility provides for a revolving line of credit with a maximum borrowing capacity of $20.0 million. The Credit Facility contains certain restrictive covenants, in each case subject to certain exceptions. The restrictive covenants in the Credit Facility limit our ability to incur or guarantee additional indebtedness, incur liens, enter into fundamental changes such as mergers or consolidations, change our fiscal year or substantially change the nature of our business. The Credit Facility also requires us to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. These provisions may affect our ability to pursue business opportunities we find attractive or to maintain flexibility in reacting to changes in business conditions.

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

A substantial amount of our shell egg processing occurs at our Egg Central Station shell egg processing facility. Any shutdown or period of reduced production at Egg Central Station, which may be caused by regulatory noncompliance or other issues, as well as factors beyond our control, such as natural disaster, weather, fire, power interruption, work stoppage, disease outbreaks or pandemics, equipment failure or delay in raw materials delivery, would significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to replace or repair, particularly because certain of such equipment is sourced internationally. We have at times seen pricing and capacity constraints related to internationally sourced equipment, and our equipment supply chains may be further disrupted in connection with public health pandemics, geopolitical tensions and wars (such as the ongoing war between Russia and Ukraine and the ongoing conflicts in the Middle East), inflation, trade wars or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. The property and business disruption insurance we maintain for Egg Central Station may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

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

We sell shell eggs to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to price increases we may implement or supply expansions in the market for commodity shell eggs), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors at a greater velocity than, or instead of, our shell eggs. As a result, low commodity shell egg prices relative to the price of our shell eggs may adversely affect our business, financial condition and results of operations.

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

Although feed ingredients are available from a number of sources, we have little, if any, control over the prices of these ingredients, which are affected by weather, speculators, export restrictions, various supply and demand factors, geopolitical tensions, inflation, transportation and storage costs, and agricultural and energy policies in the United States and internationally. We have seen increased prices for conventional and organic corn and soybean crops on a global basis, including increased prices resulting from the Russia-Ukraine war and measures taken in response thereto, inflation and supply chain shortages. It is possible that ongoing conflicts in the Middle East and elsewhere may have similar effects. We have entered into commodity derivative instrument contracts related to conventional feed ingredients. If we are unable to successfully conduct this program to reduce the impact of commodity price fluctuations, our financial condition and results of operations may be impacted.

We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased commodity costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. Over time, if we are unable to price our products to cover increased costs, are unable to offset operating cost increases with continuous improvement savings or are unsuccessful in our current or any future commodity derivative instrument program, then commodity price volatility or increases could adversely affect our business, financial condition and results of operations.

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our operating results and brand reputation could be harmed.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we are planning to expand these capabilities in the future as we continue to grow and scale our business. For example, in fiscal 2022 we completed an expansion of Egg Central Station, our shell egg processing facility in Springfield, Missouri, to increase our capacity for the distribution of shell eggs. Additionally, we announced that we had begun the design and the site selection process for our next egg packing center. There is risk in our ability to effectively continue to scale production and processing and manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units.

Our forecasts are based on multiple assumptions that, if inaccurate, may affect our ability to maintain adequate processing and manufacturing capacities (or co-processing and co-manufacturing capacities) in order to meet the demand for our products, which could prevent us from meeting increased customer demand. If we fail to meet demand for our products and, as a result, consumers who have previously purchased our products may buy other brands and our retail customers may allocate shelf space to other brands, each of which could adversely affect our business, financial condition and results of operations.

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

We source our eggs from our network of family farms, which is the foundation of our supply chain. The cream for our butter is sourced from a network of family farms contracted by our butter supplier. If we are unable to maintain and expand this supply chain because of actions taken by farmers or other events outside of our control (including the failure of our butter supplier to maintain or expand its contracted farm network), we may be unable to timely supply distributors and customers with our products, which could lead to cancellation of purchase orders, damage to our commercial relationships and impairment of our brand. For example, we require our egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms, including due to elevated interest rates, would impair their ability to contract with us. These and other factors, including economic uncertainty, may make it more difficult for us to recruit and attract new farmers to our network in a number sufficient to meet product demand.

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

The prices of our products are driven by a number of factors, including supply constraints, customer and consumer demand, inflation, input costs and market conditions. In response to such conditions, we increased prices on certain of our products at times during fiscal 2022, fiscal 2023 and fiscal 2024. While we have not yet seen significant decreases in sales volume due to such price increases, if we further increase prices, we could experience declining demand for our products, decreased ability to attract new customers and lower sales volumes. If price increases result in a greater spread between the price of our products and the price of conventional or private-label products, consumers may be less willing to pay a premium for our products, particularly in times of economic uncertainty. Additionally, our retail customers may not accept such price increases or may require increased promotional activity. If we cannot effectively price our products or carry out price increases, our business, financial condition and operating results could be adversely affected.

Increased transportation and freight costs or failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, have adversely impact and are expected to continue to adversely impact our operating results.

We rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, driver shortages, trucking capacity limitations due to general increases in freight demand, employee and contractor strikes or unavailability (including due to disease outbreaks and pandemics) or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs and rising fuel costs due to international tensions and wars (including due to attacks on container ships in the Red Sea), we have seen at times during recent periods increased transportation and freight costs. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to price our products in a manner that sufficiently offsets increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors, and in many cases, our retail customers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

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

Our ability to ensure a continued supply of eggs, cream for our butter and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. Our farm network for our shell eggs is in a geographic region we refer to as the Pasture Belt, which is a term we use that refers to the U.S. region where the weather is conducive to hens being outside as much as possible. The dairy farms that supply our cream are primarily located in Ireland. The occurrence of a natural disaster in any of these regions could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raised prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, thereby adversely affecting our business, financial condition and results of operations.

We also compete with other food companies in the procurement of eggs and cream, and this competition may increase in the future if consumer demand increases for these items or products containing them or if competitors increasingly offer products in these market sectors. If supplies of eggs and cream that meet our quality standards are reduced or are in greater demand, we may not be able to obtain sufficient supply to meet our needs on favorable terms or at all.

Our supply may also be affected by the number and size of farms that raise chickens and cows that meet our standards, changes in U.S. and global economic conditions and our ability to forecast our raw materials requirements. For example, in order to meet our standards, we require our egg farms to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant, and many farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, elevated interest rates or a U.S. government shutdown could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities and the relative financial performance of raising chickens in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

We may not be able to compete successfully in our highly competitive market.

We compete with large egg companies such as Cal-Maine, Inc. and large international food companies such as Ornua Co-operative Limited (Kerrygold). We also compete with local and regional egg and dairy companies, as well as private-label products processed by other egg and dairy companies. These competitors may have substantially greater financial and other resources than us, and some of our competitors’ products are well accepted in the marketplace today. Such competitors may also have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at lower costs. This could put pressure on us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to reduce prices. Conversely, if we were to increase prices, including as a result of fluctuations in the shell egg market, increased commodity or raw material costs, increased packaging or transportation costs or otherwise, any resulting decline in consumer demand for our products may be exacerbated by the competitiveness of our market.

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

We compete not only with other well-advertised nationally branded products, but also with private-label products. Such private-label products generally are sold at lower prices than our products. Consumers are more likely to purchase our products if they believe that our products provide a higher quality and greater value than less expensive alternatives. If the difference in perceived value between our brands and private-label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. In periods of economic uncertainty, particularly in periods of uncertainty driven by high inflation, consumers may purchase more often from lower-priced private-label or other economy brands. To the extent this occurs, we could experience a decrease in the sales volume of our higher margin products or a shift in our product mix to lower margin offerings. In addition, our foodservice product sales will be reduced if consumers reduce the amount of food that they consume away from home at our foodservice customers, including as a result of public health pandemics or economic uncertainty driven by inflation or other factors.

We currently have a limited number of third-party co-manufacturers and cold storage providers. The loss of one or more of our co-manufacturers or cold storage providers or our failure to timely identify and establish new relationships with new co-manufacturers or cold storage providers could harm our business and impede our growth.

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for bulk butter production, two co-manufacturers for stick butter, one co-manufacturer for liquid eggs, and one co-packer for certain shell egg processing. While we currently have a written manufacturing contract with one of our co-manufacturers for hard-boiled eggs, we do not currently have written manufacturing contracts with our other co-manufacturers or with our co-packer for certain shell egg processing. Due to the absence of written contracts with certain of our co-manufacturers, these co-manufacturers can generally seek to alter or terminate their relationships with us at any time, resulting in periods during which we may have limited or no ability to manufacture certain of our products.

In addition, due to the limited number of co-manufacturers, any interruption in, or the loss of operations at, one or more of our co-manufacturing facilities, which may be caused by work stoppages, regulatory issues or noncompliance, disease outbreaks or pandemics, war, terrorism, fire, earthquakes, flooding or other weather or natural disasters, could delay, postpone or reduce production of some of our products, which could have an adverse effect on our business, financial condition and results of operations until such time as the interruption is resolved or an alternate source of production is secured, especially in times of low inventory.

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

Additionally, we rely on a limited number of cold storage providers to store our products. Our financial performance depends in large part on our ability to obtain adequate cold storage facilities services in a timely manner. We are not assured of continued cold storage capacities. Certain of our cold storage providers could discontinue or seek to alter their relationship with us. In addition, we are not assured of sufficient capacities of these providers commensurate with increased product demand.

Outbreaks of agricultural diseases, including avian influenza, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.

Our business activities are subject to a variety of agricultural risks, including pests and diseases such as avian influenza, the occurrence of which can materially and adversely affect the quality and quantity of products, including shell eggs, that we distribute. Since the outbreak of highly pathogenic avian influenza, or HPAI, in early 2022, we have been closely following the progression of the virus. To date, we have experienced outbreaks at four of our farms, one located in Missouri, one in Tennessee and two in Kansas. While we have not experienced material disruptions to our egg supply due to such outbreaks, if a substantial portion of our farms or production facilities were affected by an outbreak of HPAI, or a disease like it, this could have a material and adverse effect on our business, financial condition and results of operations. Additionally, outbreaks of HPAI or similar diseases could limit our ability to utilize co-packers for our shell eggs due to increased biosecurity measures that may be implemented by such co-packers in the event of an outbreak.

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

We could be adversely affected by a change in consumer preferences, perception and spending habits in the natural food industry generally and with respect to animal-based products, in particular. Any failure to develop or enrich our product offerings or gain market acceptance of our new products could have a negative effect on our business.

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethically produced, great-tasting and nutritious foods. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food industry market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of changes in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by economic uncertainty and general inflationary trends. For example, we and many of our customers face pressure from animal rights groups to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. If consumer preferences shift away from animal-based products for these reasons, because of a preference for plant-based products or otherwise, our business, financial condition and results of operations could be adversely affected.

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

A limited number of distributors represent a substantial portion of our sales, and disruptions affecting our significant distributors or our relationships with such distributors may adversely affect our results of operations.

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, such as United Natural Foods, Inc., or UNFI, which purchase, store, sell and deliver our products to retailer customers.

In fiscal years 2021, 2022 and 2023, UNFI (which was Whole Foods’ primary distributor other than from January to August 2021) accounted for approximately 18%, 26% and 25% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

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

Elevated interest rates could adversely affect our business and the ability of our family farmers to access capital.

Our business and operating results could be harmed by factors such as the availability of credit and the terms of and increases in interest rates. These changes could cause our cost of doing business to increase and limit our ability to pursue growth opportunities. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability, impacting our ability to finance our operations. A significant reduction in cash flows from operations or reduction in the availability of credit could materially and adversely affect our ability to achieve planned growth and operating results.

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

Our retail customers include natural channel and mainstream channel stores, which have been undergoing consolidation in recent years. This consolidation has produced larger, more sophisticated organizations with increased negotiating and buying power that are able to resist price increases, operate with lower inventories, decrease the number of brands that they carry and increase their emphasis on private-label products, all of which could negatively impact our business.

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 25%, 23% and 23% of our retail sales in fiscal years 2021, 2022 and 2023, respectively. Kroger accounted for approximately 12%, 12% and 11% of our retail sales in the fiscal years 2021, 2022 and 2023, respectively. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time could negatively impact our sales and profitability.

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

We obtain substantially all of the packaging for our shell eggs from a sole source supplier. Any disruption in the supply of our shell egg cartons, including due to interruptions to global shipping, could delay our production and hinder our ability to meet our commitments to customers. If we are unable to obtain a sufficient quantity of our packaging on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources, sales of our products could be delayed or we may be required to redesign our products. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic in 2020, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for certain of our shell egg products. While this change in packaging did not materially impact our operations, there is no guarantee that we will not experience similar packaging issues in the future, or that any such packaging issues will not impact our ability to meet product demand for our shell eggs. For example, consumers may be less likely to accept products packaged using certain materials, or modified packaging may make it more difficult for consumers to locate our products in stores. Any of these events could result in lost sales, price increases, reduced gross margins or damage to our customer or consumer relationships, which would have a material adverse effect on our business, financial condition and results of operations.

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

If consumers do not perceive our products to be of high quality or safe, then the value of our brand would be diminished, and our business, results of operations and financial condition would be adversely affected. Any loss of confidence on the part of consumers in the quality and safety of our products would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our market positioning as a socially conscious purveyor of high-quality products and may significantly reduce our brand value. Issues regarding the safety of any of our products, regardless of the cause, may have an adverse effect on our brand, reputation and operating results. Further, the growing use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative publicity about us, our brands or our products on social or digital media could seriously damage our brands and reputation. If we do not maintain a favorable perception of our brands, our business, financial condition and results of operations could be adversely affected.

We must expend resources to maintain consumer awareness of our brand, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve, and our programs may or may not be successful.

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

Our success and our ability to increase revenue and operate profitably depend in part on our ability to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our products. While we intend to continue to invest significantly in sales and marketing to educate consumers about our brand, our values and our products, there is no assurance that these efforts will generate further demand for our products or expand our consumer base. Our ability to attract new consumers and retain our existing consumers depends on the perceived value and quality of our products, consumers’ desire to purchase ethically produced products at a premium, offerings of our competitors, our ability to offer new and relevant products and the effectiveness of our marketing efforts, among other items. For example, because our shell eggs are sold to consumers at a premium price point, when prices for commodity shell eggs fall relative to the price of our shell eggs, we may be unable to entice price-sensitive consumers to try our products. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner. If we are unable to cost-effectively acquire new consumers, retain existing consumers and keep existing consumers engaged, our business, financial condition and operating results would be adversely affected.

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

Demand for shell eggs and butter is subject to seasonal fluctuations, which can adversely impact our results of operations in certain quarters.

Demand for shell eggs and butter fluctuates in response to seasonal factors. Demand tends to increase with the start of the school year and is highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter, and lowest during the summer months. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons. If we are not correct in predicting our future shell egg demand, we may experience a supply and demand shell egg imbalance. This imbalance between supply and demand can adversely impact our results of operations at certain times of the year.

Packaging costs are volatile, have recently increased and may continue to increase, which may negatively impact our profitability, and reduced availability of packaging supplies may otherwise impact our business.

Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. We saw higher packaging costs in fiscal year 2022, and these elevated costs continued in fiscal year 2023. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, although we have not seen significant decreases in volume due to previous price increases, we may not be able to implement further price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes.

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

Additionally, while we continue to work to optimize supply chain logistics, we are occasionally charged fees and/or fines by retailers for various delivery and order discrepancies. While we challenge and vet these charges, we may be subject to such charges that could be detrimental to our performance, particularly when combined with the effects of increased freight costs or the other risks outlined in this section. The cost associated with promotions and chargebacks is estimated and recorded as a reduction in net revenue. These price concessions, promotional activities and chargebacks could adversely impact our net revenue and changes in such activities could adversely impact period-over-period results. If we are not correct in predicting the performance of promotions, or if we are not correct in estimating chargebacks, our business, financial condition and results of operations would be adversely affected.

If we fail to retain and motivate members of our management team or other key crew members or fail to attract, train, develop and retain additional qualified crew members to support our operations, our business and future growth prospects may be harmed.

Our success and future growth depend largely upon the continued services of our executive officers as well as our other key crew members. These executives and key crew members are primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture and the reputation we enjoy with farmers, suppliers, co-manufacturers, distributors, customers and consumers. From time to time, there may be changes in our executive management team or other key crew members resulting from the hiring or departure of these personnel. The loss of one or more of our executive officers, or the failure by our executive team to effectively work with our crew members and lead our company, could harm our business.

In addition, our success depends in part upon our ability to attract, train, develop and retain a sufficient number of crew members who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to win in a competitive market for top talent capable of meeting our business needs and expectations, our business and brand image may be impaired. For example, in Springfield, Missouri, where Egg Central Station is located, there is a tight labor market. As a result of this tight labor market, we may be unable to attract and retain crew members with the skills we require. Additionally, substantially all of our crew members outside of Egg Central Station are working remotely on a permanent basis. Although we believe we manage our operations to handle remote working conditions efficiently, it is possible that such remote work arrangements could adversely impact crew member cohesiveness, efficiency, professional development, operational agility and retention. Any failure to meet our staffing needs or any material increase in turnover rates of our crew members may adversely affect our business, financial condition and results of operations.

If we cannot maintain our company culture or focus on our purpose as we grow, our business and competitive position may be harmed.

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. We may also have difficulty maintaining our company culture as substantially all of our crew members outside of Egg Central Station are working remotely on a permanent basis. If we fail to maintain our company culture or focus on our purpose, our business and competitive position may be harmed.

Our operations are geographically consolidated. A major tornado or other natural disaster within the region in which we operate could seriously disrupt our entire business.

Egg Central Station, our shell egg processing facility, is located in Springfield, Missouri. This facility and our network of family farms supporting our shell egg business are concentrated in the Midwestern portion of the Pasture Belt. The majority of cream for our butter is sourced from farms in Ireland. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters, but a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

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

Adverse and uncertain economic conditions, including uncertainty related to inflation, market volatility, outbreaks of contagious disease or pandemics, geopolitical tensions and wars, including the Russia-Ukraine war and ongoing conflicts in the Middle East, or disruption in global financial and credit markets due to uncertainty in the banking system or bank failures may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our farmers, suppliers, co-manufacturers, distributors, retailers, foodservice consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings, including private-label products, during economic downturns, and an economic downturn may cause customers to be less receptive to price increases on our products.

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

In addition, historically, our deposit accounts have held deposits in excess of the amounts insured by the Federal Deposit Insurance Corporation, or FDIC. In the event of a bank failure at any of the institutions where we maintain deposits, there can be no assurance that regulators will agree to guarantee such deposits above and beyond amounts insured by the FDIC.

Disruptions in international trade, including disruptions due to global health pandemics and geopolitical tensions, may have a material adverse impact on us, our suppliers and our network of farms, including our ability to expand our operations as planned.

The COVID-19 pandemic, other global health pandemics, the Russia-Ukraine war, conflicts in the Middle East and other geopolitical tensions have disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. Currently, we import cream for our butter from a supplier in Ireland, which may result in increased costs or shipment delays due to the recent disruptions in the international trade markets. Additionally, we, our suppliers and our network of family farms are dependent on equipment and other supplies imported from Europe and other locations. To the extent that disruptions to global shipping, including disruptions due to global health pandemics or geopolitical tensions or wars, negatively impact our, our suppliers’ and our network of family farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

We and certain of our vendors use overseas sourcing to varying degrees to produce certain of the products we sell. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including changes in the Unites States’ foreign trade policies resulting in the imposition of additional import restrictions, withdrawal from or material modifications to, international trade agreements, unanticipated political changes, increased customs duties or tariffs, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products, and natural disasters, could increase our costs and materially harm our business, financial condition and results of operations. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, currency fluctuations and local business practices. In addition, requirements imposed by the FDA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed ineligible for import. In addition, the Department of Homeland Security may at times prevent the importation or customs clearance of certain products and ingredients for reasons unrelated to food safety.

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

There is scientific consensus that carbon dioxide and other greenhouse gases emissions have had, and will continue to have, an adverse impact on global temperatures, weather conditions, and the frequency and severity of natural disasters. If climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain raw materials that are necessary for our products, including corn, soybean meal and other feed ingredients. We may further be subject to unpredictable water availability due to the impact of climate change, and the lack of available water may adversely affect our business and operations.

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

Failure to adequately respond to stakeholder scrutiny related to environmental, social and governance issues or failure to achieve our stated impact goals could adversely impact our reputation and brand.

Our business faces scrutiny related to environmental, social and governance (ESG) issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, diversity and inclusion, workplace conduct, human rights, philanthropy and support for local communities. In December 2022, we announced a series of impact-related goals relating to, among other things, ecological impacts, diversity and inclusion, governance accountability and climate change, which we refer to as our Impact Goals. There is no assurance that we will be able to achieve these goals. Failure to achieve our Impact Goals could damage our reputation and brand image, and our business, financial condition and results of operations could be adversely impacted. Furthermore, there exists negative sentiment toward ESG measures among certain individuals and government institutions, and several states have enacted or proposed “anti-ESG” legislation. While these policies and legislation are generally targeted to investment advisory firms and mutual funds, as we continue to pursue our Impact Goals and related initiatives, we could face a negative reaction that adversely impacts our business.

Implementation of our environmental and sustainability initiatives, including in connection with our Impact Goals and annual Impact Report, may require certain financial expenditures and crew member resources, and if we are unable to meet our goals or otherwise fail to meet stakeholder standards or expectations with respect to ESG issues or our Impact Goals, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our investors, crew members, farmers, suppliers, customers and consumers.

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

Our operations are subject to FDA and USDA federal regulations, as well as other state and local regulations, and there is no assurance that we will be in compliance with all applicable regulations.

Our operations are subject to extensive regulation by the FDA, the USDA and other federal, state and local authorities. With respect to eggs in particular, the FDA and the USDA split jurisdiction depending on the type of product involved. While the FDA has primary responsibility for the regulation of shell eggs, the USDA has primary responsibility for the regulation of dried, frozen or liquid eggs and other “egg products,” subject to certain exceptions. Specifically, our shell eggs, butter and hard-boiled egg products are subject to the requirements of the Federal Food, Drug, and Cosmetic Act, as amended, including by the Food Safety Modernization Act of 2011, or FSMA, and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of most food products. The FDA requires that facilities that manufacture food products comply with a range of requirements, including but not limited to hazard analysis and preventive controls regulations, cGMPs and supplier verification requirements. Our shell egg operations are further subject to FDA regulatory requirements governing the production, storage and transportation of shell eggs for the control of salmonella. FDA-inspected processing facilities are subject to periodic and “for cause” inspection by federal, state and local authorities. We are subject to requirements under FSMA’s foreign supplier verification program and import tariffs, bond and other requirements imposed by U.S. Customs and Border Protection for our butter products, which are imported from Ireland.

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

If any partners in our network of family farms, suppliers or co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, the farms and co-manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative farms, suppliers or co-manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the farms, suppliers and co-manufacturers. As a result, our supply of eggs and other raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any partner farmer or co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of eggs and other raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, financial condition and results of operations.

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

We are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions and financial information, which we collectively refer to as “sensitive data.”

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our crew members or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar actions), litigation (including class-action claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our business model or operations.

Risks Related to Our Status as a Certified B Corporation and Public Benefit Corporation

Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits that we anticipate, and we may be unable to maintain our Certified B Corporation status.

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

As a public benefit corporation, our Board of Directors, has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) specific public benefits identified in our amended and restated certificate of incorporation. While we believe our public benefit designation and associated obligations will benefit our stockholders, in balancing these interests our Board of Directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:

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

Risks Related to Information Technology and Intellectual Property

If our data or information technology systems, or the data or information technology systems of third parties upon which we rely, were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruption of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. We also use mobile devices, social networking and other online activities and third parties to connect with our crew members, farmers, suppliers, co-manufacturers, distributors, customers and consumers. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities may threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors. Further, as we pursue new initiatives that improve our operations and cost structure, we also intend to expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and could lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply-chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts, including, without limitation. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against cybersecurity incidents, there can be no assurance that these incident response measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

Such risks may be increased by the fact that substantially all of our crew members outside of Egg Central Station are working remotely on a permanent basis. Technologies and security systems in place at our crew members’ homes may be less secure than those used in a physical office, and while we have implemented controls and safeguards to help protect our systems as our crew members work from home, there can be no assurance that these measures will be effective.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); competitive disadvantage; financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Further, use of artificial intelligence platforms by our crew members, whether authorized or unauthorized, may increase the risk that our intellectual property and other proprietary information will be unintentionally disclosed. If we fail to identify and address cybersecurity risks associated with new initiatives, we may become increasingly vulnerable to such risks.

The implementation of a new enterprise resource planning system could cause disruption to our business, and we may not be able to effectively realize the benefits of this new system.

We are in the process of transitioning to a new enterprise resource planning, or ERP, system, in order to support our future growth and more fully optimize our existing processes. The implementation of a new ERP system may prove to be more difficult, costly or time-consuming than expected, and it is possible that the system will not yield the benefits we anticipate. Any disruptions, delays or deficiencies related to the new ERP system could materially impact our operations and adversely affect our ability to process orders, manage our inventory, fulfill obligations to customers or otherwise operate our business. In addition, implementation of a new ERP system will require significant resources, including the time and attention of our management and key crew members, in order to fully realize the anticipated benefits.

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

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of uncertainties surrounding inflation, geopolitical tensions, disruption in global financial and credit markets, public health pandemics and related impacts.

Insiders have substantial control over us and are able to influence corporate matters.

Based on the number of shares outstanding as of December 31, 2023, our directors, and officers hold, in the aggregate, approximately 24.5% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters, including, but not limited to, delaying or preventing a third party from acquiring control over us.

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

In addition, as of December 31, 2023, there were 4,485,861 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of December 31, 2023, holders of approximately 12.5 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and personal and financial data regarding our crew members and farmers, which we collectively refer to as “Information Systems and Data.”

Our Information Technology department, under the leadership of our Vice President of Information Technology (“VP of IT”) and with cross-functional internal and third-party support, helps identify, assess and manage the Company’s cybersecurity threats and risks. The Information Technology department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and the risk profile of the Company and its industry using various methods, including regular threat assessments (including through interaction with law enforcement), internal and external audits, threat environment scans and third-party threat assessments, vulnerability assessments, external intelligence feeds and third-party-conducted tabletop training exercises.

Depending on the environment and system, we implement and maintain various technical, physical and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, a written incident response plan and incident response policy, business continuity plans, data encryption for certain data, implementation of certain security standards, network security and access controls, data segregation, asset tracking/disposal systems, penetration testing and required crew member training programs.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our Information Technology department and third-party providers work with our senior leadership team to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. Our senior leadership team evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of our Board of Directors (“Audit Committee”), which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including professional services firms, threat intelligence service providers, penetration testing providers, dark web monitoring services, cybersecurity consultants, forensic investigators, training platforms and managed cybersecurity service providers.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting services, supply chain resources (including warehousing and cold storage) and contract manufacturing organizations. We have a vendor management program to manage cybersecurity risks associated with our use of certain of these providers. The program includes, for example, completion of a cybersecurity questionnaire, internal reviews of vendor security programs and assessments, security assessment calls with vendor personnel and imposition of information security obligations in our vendor contracts. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. “Risk Factors” in this Annual Report on Form 10-K, including the section titled “Risks Related to Information Technology and Intellectual Property.”

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible under its committee charter for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our VP of IT, with the oversight of our Chief Financial Officer. Our VP of IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy and communicating key priorities to relevant personnel. Our VP of IT, in consultation with our Chief Financial Officer, is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports. Our VP of IT has nearly 25 years of relevant experience, including leadership roles in the information technology departments of public and private companies. Prior to joining the Company, he served as VP of IT for another public company in the consumer packaged goods industry.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our internal disclosure committee and our senior leadership team. Senior leadership team members work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan provides for reporting of certain cybersecurity incidents to the Audit Committee.

The Audit Committee receives regular reports from our Chief Financial Officer concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

We lease our corporate headquarters located at 3601 South Congress Avenue, Austin, Texas, where we occupy approximately 9,100 square feet of office space pursuant to a lease that expires in April 2026, with an option to extend this lease for a period of five years. We own our shell egg processing facility in Springfield, Missouri totaling approximately 153,000 square feet, which we refer to as Egg Central Station. We also lease approximately 187,500 square feet of warehouse space in Springfield, Missouri, which provides access to approximately 17,500 pallet spaces pursuant to a lease that expires in December 2026. While we believe that our current facilities are suitable and adequate to meet our current needs, we have begun the design and site selection process for our next egg packing center.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. For additional information regarding legal proceedings, if any, see Note 20 “Commitments and Contingencies—Litigation” to our audited consolidated financial statements included elsewhere in this report. We are not aware of any material pending or threatened legal proceedings, other than ordinary routine litigation incidental to the business, against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market on July 31, 2020, under the symbol “VITL.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of March 4, 2024, we had 11 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We declared cash dividends on our common stock in June 2013 totaling approximately $0.3 million. We cannot provide any assurance that we will declare or pay cash dividends on our capital stock in the future. In addition, our ability to pay dividends on our capital stock may be subject to limitations under the terms of our credit facility agreement with PNC Bank, National Association, or the Credit Facility, or other credit facilities we may enter into from time to time. See Note 13 “Long-Term Debt” to our consolidated financial statements included elsewhere in this Annual Report for additional information on the Credit Facility. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including in our then-existing debt arrangements), capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Comparative Stock Performance Graph

The following performance graph shows a comparison from July 31, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2023, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq US Smart Food & Beverage Index.

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

There has been no material change in the planned use of proceeds from our IPO as described in this Annual Report. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of December 31, 2023, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $26.0 million for capital expenditures. See Note 13 “Long-Term Debt” to our consolidated financial statements included elsewhere in this Annual Report for additional information on the Credit Facility.

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

Our purpose is rooted in a commitment to Conscious Capitalism, which prioritizes the long-term benefits of each of our stakeholders (farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders). We make decisions based on what is sustainable for all our stakeholders. Our collective sustainable business practices will enable us to fulfill our purpose of improving the lives of people, animals, and the planet through food, now and long into the future. For us, it is not about short-term outcomes or a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes, for everyone, over time. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our January 2022 recertification as a Certified B Corporation, a designation reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

We source our eggs from a network of over 300 family farms. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

We primarily work with our farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. During the last quarter of fiscal 2023, as a result of increasing construction costs associated with our new farms, we incurred incremental farm recruitment costs that will be required to be paid in advance of these farms beginning to produce eggs, and we expect such incremental costs to continue into fiscal 2024. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to five years in length. We believe the unfavorable impact to our working capital resulting from these upfront costs could range from $10.0 million to $12.0 million during fiscal 2024. The impact to fiscal year 2023 working capital was immaterial, and the impact to our gross margin is also expected to be immaterial during the term of these agreements. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at The Kroger Co., or Kroger, Sprouts Farmers Market, or Sprouts, Target Corporation and Whole Foods Market, Inc., or Whole Foods, and we also sell our products at Albertsons Companies, Inc., Publix Super Markets, Inc. and Walmart, Inc. We offer 23 retail stock keeping units, or SKUs, through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station. Egg Central Station is approximately 153,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing approximately six million eggs per day and has an SQF Excellent rating, the highest level of such certification from the Global Food Safety Initiative.

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, which purchase, store, sell and deliver our products to our customers. We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers.

We have experienced consistent sales growth. We had net revenue of $471.9 million and $362.1 million, net income of $25.6 million and $1.2 million, and Adjusted EBITDA of $48.3 million and $16.2 million in the fiscal years ended December 31, 2023 and December 25, 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza (HPAI)

Since the initial outbreaks of HPAI in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. To date, we have experienced outbreaks at four of our farms, one located in Missouri, one in Tennessee and two in Kansas. While we have not experienced material disruptions to our egg supply due to HPAI outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results. Additionally, HPAI has at times resulted in supply shortages and price increases across the egg market. We are confident in the measures we have taken to reduce the risk of HPAI on our farms and production facilities, as well as our ability to mitigate impacts on supply. However, given continued uncertainty about future outbreaks and governmental responses to such outbreaks, we cannot predict the ultimate impact that HPAI will have on our business.

Economic Uncertainties

The current inflationary environment may affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Elevated interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, some economic observers suggest that we should expect a higher recession risk to continue over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have at times produced downward pressure on share prices. We have experienced and may continue to experience increases in our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with global health pandemics, geopolitical tensions, and employee availability and wage increases, all of which may result in additional stress on our working capital resources. We work closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of supply chain disruptions associated with such uncertainties. We currently expect to have an adequate supply of our products, packaging, and freight through fiscal year 2024. However, while we are currently ramping up capacity with our new supplier of butter, recent volatility in the markets for raw materials could affect supply of our butter products in fiscal year 2024.

Liquidity and Capital Resources Overview

With cash, cash equivalents and marketable securities of $116.8 million as of December 31, 2023 and $20.0 million available under our credit facility agreement with PNC Bank, National Association, or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash, cash equivalents and marketable securities as of December 31, 2023, together with cash provided by our operating activities and availability of borrowings under our Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy.

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

Our Fiscal Year

We report on a 52-week or 53-week fiscal year, ending on the last Sunday in December. In a 52-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53-week fiscal year as a public company occurred in fiscal 2023, which began on December 26, 2022 and ended on December 31, 2023. See “Nature of the Business and Basis of Presentation” in Note 1 to our audited consolidated financial statements included elsewhere in this Annual Report for additional details related to our fiscal calendar.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our results of operations.

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 96.5%, while the household penetration for our shell eggs is approximately 7.5%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 23% of our retail sales for each of the fiscal years ended December 31, 2023 and December 25, 2022, respectively.

As of December 2023, there were approximately 24,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is significant demand for our products in the foodservice channel since we offer versatile ingredients with high menu penetrations across commercial and non-commercial operator segments. We see considerable opportunity to continue to grow the channel in the medium- to long-term with our two-pronged sales approach to values-aligned foodservice operators and their distributors. We are working with Acxion Foodservice, a foodservice sales and marketing agency in the consumer packaged goods industry, to increase our category share in broad-line distribution and to get on national and regional restaurant menus.

We are also leveraging foodservice as a critical consumer touchpoint to drive brand awareness, and we are investing in co-marketing to reach new households. We believe co-branding is mutually beneficial to foodservice operators because it helps to differentiate their brands, enhances their perceived customer value and drives loyalty.

A multi-unit example from our successful foodservice program is True Food Kitchen, an award-winning restaurant brand and a pioneer of wellness-driven dining with locations across the United States that shares our values for improving the lives of people, animals, and the planet through ethically produced food.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $449.0 million, or approximately 95%, of net revenue in fiscal 2023. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

We periodically offer promotional incentives to our customers, including rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. At the end of each accounting period, we recognize a liability for an estimated promotional allowance reserve. We periodically provide credits or discounts to our customers in the event that products do not conform to customer expectations upon delivery or expire at a customer’s site. We treat these credits and discounts as a reduction of the sales price of the related transaction at the time of sale. We anticipate that these promotional activities, credits and discounts could materially impact our net revenue and that changes in such activities could impact period-over-period results.

Our shell eggs are sold to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to any price increases we may implement), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors instead of our eggs. As a result, low commodity shell egg prices may adversely affect our net revenue. We increased prices on certain of our products in each of fiscal year 2022, fiscal year 2023 and fiscal year 2024. While we have not seen significant decreases in sales volume due to previous price increases, if we further increase prices to offset higher commodity prices or other costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

Cost of Goods Sold

Cost of goods sold consists of the costs directly attributable to producing our products which include labor, raw material and packaging costs as well as overhead. The labor cost is comprised of wages and related costs for our processing crew members. The raw material is comprised of those items necessary to process our finished egg and butter products and the packaging costs are the cost of the packaging materials our finished products are sold in. Overhead costs in cost of goods sold include utilities, insurance, inbound freight and storage fees related to our warehouse.

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

Shipping and Distribution

Shipping and distribution expenses consist primarily of costs related to third-party freight for our products. Even though shipping and distribution expenses have decreased in absolute dollars in the short-term, we expect shipping and distribution expenses to increase in absolute dollars in the medium-to-long term as we continue to scale our business, and there is a risk that such expenses could continue to increase due to economic uncertainty, geopolitical tensions or wars.

Result of Operations

We report on a 52-week or 53-week fiscal year, ending on the last Sunday in December. In a 52-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal year 2023 was a 53-week fiscal year as compared to a 52-week fiscal year for fiscal year 2022.

Comparison of Fiscal Years Ended December 31, 2023 and December 25, 2022

The following table sets forth our consolidated statements of income data expressed as a percentage of net revenue for the periods presented:

	Fiscal Year Ended²
	December 31, 2023		December 25, 2022
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$471,857	100%	$362,050	100%
Cost of goods sold(1)	309,531	66%	252,606	70%
Gross profit	162,326	34%	109,444	30%
Operating expenses:
Selling, general and administrative(1)	101,728	22%	77,236	21%
Shipping and distribution	27,344	6%	30,104	8%
Total operating expenses	129,072	27%	107,340	30%
Income from operations	33,254	7%	2,104	1%
Other income (expense), net:
Interest expense	(782)	—	(114)	—
Interest income	2,542	1%	992	—
Other expense, net	(2,813)	(1)%	(151)	—
Total other income (expense), net	(1,053)	—	727	—
Net income before income taxes	32,201	7%	2,831	1%
Income tax provision	6,635	1%	1,601	—
Net income	25,566	5%	1,230	—
Less: Net loss attributable to noncontrolling interests	—	—	(21)	—
Net income attributable to Vital Farms, Inc. stockholders	$25,566	5%	$1,251	—

(1)
Includes stock-based compensation expense of $7,157 and $5,852 in selling, general and administrative for the fiscal years ended 2023 and 2022, respectively, and $260 and $188 in cost of goods sold for the fiscal years then ended, respectively.
(2)
As described in the notes to our financial statements elsewhere in this document, fiscal year 2023 was a 53-week fiscal year as compared to a 52-week fiscal year for fiscal year 2022.

Net Revenue

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	$ Change	% Change
	(in thousands)
Net revenue	$471,857	$362,050	$109,807	30%

The increase in net revenue of $109.8 million, or 30%, was primarily driven by price-related increases of $59.4 million and volume-related increases of $50.5 million. The volume favorability was primarily driven by increases at both new and existing customers. Net revenue from sales through our retail channel was $445.8 million and $348.9 million for fiscal years ended 2023 and 2022, respectively.

The extra week in fiscal year 2023, which was 53 weeks compared to 52 weeks in fiscal year 2022, contributed $8.5 million in net revenue, or 2.3%, to growth. Excluding the extra week, net revenue increased 28.0% in fiscal year 2023.

Gross Profit and Gross Margin

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	$ Change	% Change
	(in thousands)
Gross profit	$162,326	$109,444	$52,882	48%
Gross margin	34%	30%

The increase in gross profit of $52.9 million, or 48%, was driven by higher net revenue generated during the fiscal year ended December 31, 2023. The increase in gross margin during the fiscal year ended December 31, 2023 compared to the fiscal year ended December 25, 2022 was primarily driven by volume increases, in addition to pricing increases across the entire shell egg portfolio in January 2023. The price increases offset an increase in input costs across our shell egg business (inclusive of commodity, packaging and labor impacts).

Operating Expenses

Selling, General and Administrative

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	$ Change	% Change
	(in thousands)
Selling, general and administrative	$101,728	$77,236	$24,492	32%
Percentage of net revenue	22%	21%

The increase in selling, general and administrative expenses of $24.5 million, or 32%, was primarily driven by:

•
an increase of $10.3 million in marketing-related expenses related to continued investment in brand and product marketing;
•
an increase of $10.2 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our continued growth;
•
an increase of $2.4 million in legal and professional service expense to support increased operations and expansion of the business;
•
an increase of $900,000 in brokerage-related and selling-related expenses due to expansion of the business;
•
an increase of $600,000 in technology and software-related expenses to support increased operations and employee headcount

Shipping and Distribution

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	$ Change	% Change
	(in thousands)
Shipping and distribution	$27,344	$30,104	$(2,760)	(9)%
Percentage of net revenue	6%	8%

The decrease in shipping and distribution costs of $2.8 million, or 9%, was driven by favorable freight rates and internal operational efficiency, partially offset by higher sales volumes.

Interest Expense

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	$ Change	% Change
Interest expense	$(782)	$(114)	$(668)	586%

The increase in interest expense of $0.7 million, or 586%, was primarily driven by an increase in finance leases which generated an increase in interest expense related to those leases.

Interest Income

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	$ Change	% Change
	(in thousands)
Interest income	$2,542	$992	$1,550	156%

The increase in interest income of $1.6 million, or 156%, was primarily driven by higher interest income on our available-for-sale securities portfolio.

Other Expense, net

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	$ Change	% Change
	(in thousands)
Other expense, net	$(2,813)	$(151)	$(2,662)	1,763%

The change in other expense, net of $2.7 million was primarily driven by losses on our commodity derivative instruments during the fiscal year ended December 31, 2023.

Income Tax Provision

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	$ Change	% Change
	(in thousands)
Income tax provision	$6,635	$1,601	$5,034	314%

The change in the income tax provision of $5.0 million, or 314%, was primarily driven by the increase in net income before income taxes earned in the fiscal year ended December 31, 2023.

Comparison of Fiscal Years Ended December 25, 2022 and December 26, 2021

For the discussion of the financial condition and results of operations for the fiscal year ended December 25, 2022 compared to the fiscal year ended December 26, 2021, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 25, 2022, filed with the Securities and Exchange Commission on March 9, 2023.

Non-GAAP Financial Measures

Adjusted EBITDA

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net income, adjusted to exclude:

•
Depreciation and amortization;
•
Stock-based compensation expense;
•
Costs related to the discontinuation of our convenient breakfast product line (see Note 12 “Product Exit Costs” to our audited consolidated financial statements included elsewhere in this report);
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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended
	December 31, 2023	December 25, 2022
	(in thousands)
Net income	$25,566	$1,230
Depreciation and amortization[1]	10,490	5,761
Stock-based compensation expense	7,417	6,040
Costs related to our exit of the convenient breakfast product line	—	2,341
Dissolution of Ovabrite, Inc.	—	122
Income tax provision	6,635	1,601
Interest expense	782	114
Change in fair value of contingent consideration[2]	—	19
Interest income	(2,542)	(992)
Adjusted EBITDA	$48,348	$16,236

1 Amount also includes finance lease amortization.

2 Amount reflects the change in fair value of a contingent consideration liability in connection with our 2014 acquisition of certain assets of Heartland Eggs.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $25.6 million for the fiscal year ended December 31, 2023 and retained earnings of $29.7 million as of December 31, 2023.

Funding Requirements

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

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. As of December 31, 2023, future minimum lease payments under non-cancelable operating leases totaled $9.8 million and future minimum lease payments under non-cancelable finance leases totaled $15.6 million. In addition, as a result of increasing construction costs associated with our new farms, we incurred incremental farm recruitment costs that will be required to be paid in advance of these farms being able to produce eggs, and we expect such incremental costs to continue into fiscal 2024. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to five years in length. Additionally, we are currently in the process of exploring potential sites and designs for an additional egg packing facility. We anticipate that we will incur approximately $10.0 million in capital expenditures related to this goal in fiscal 2024 (including capital expenditures initially planned for fiscal 2023) and will incur further expenditures in the years following. Finally, we anticipate increased expenditures in marketing during fiscal 2024 to support progress toward our long-term marketing goals.

Credit Facility

We originally entered into our Credit Facility with PNC Bank, National Association, or PNC Bank, in October 2017. The Credit Facility initially included a $4.7 million term loan, a $10.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $1.5 million.

Subsequently, terms of the Credit Facility were modified at various times between fiscal 2018 and fiscal 2023. Such amendments (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the Credit Facility in April 2021 eliminated the term loan and equipment loan. The Tenth Amendment to the Credit Agreement in December 2022 modified certain covenants related to commodity hedging, consented to the dissolution of immaterial subsidiaries and implemented changes related to the discontinuation of LIBOR. The Eleventh Amendment to the Credit Facility, effective July 26, 2023, extended the maturity date by one year, from April 2, 2024 to April 2, 2025.

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

The Credit Facility is secured by all of our assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires us to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations, the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on our consolidated balance sheet as of December 31, 2023 are restricted in use. The Credit Facility contains other customary covenants, representations and events of default.

As of December 31, 2023, there was no outstanding balance under the Credit Facility, and we were in compliance with all covenants under the Credit Facility. See “Long-Term Debt” in Note 13 to our consolidated financial statements included elsewhere in this Annual Report for additional details related to our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
	December 31, 2023	December 25, 2022
	(in thousands)
Net cash provided by (used in) operating activities	$50,906	$(8,098)
Net cash provided by (used in) investing activities	22,383	(10,037)
Net cash (used in) provided by financing activities	(2,054)	83
Net increase (decrease) in cash and cash equivalents	$71,235	$(18,052)

Operating Activities

The increase in net cash provided by operating activities during the fiscal year ended December 31, 2023 compared to the fiscal year ended December 25, 2022 was due primarily to higher net income in the current fiscal year due to gross margin improvements and improving leverage our of selling, general and administrative costs. Increases in our accounts payable and accrued liabilities also contributed to the improved cash from operations, partially offset by an increase in our inventory. Our accrued liabilities were up across nearly all categories with the largest contributor being promotions and customer deductions.

Investing Activities

The increase in cash provided by investing activities during the fiscal year ended December 31, 2023 is primarily due to the continuing maturities of our available for sale securities and the reinvestment of these amounts into cash equivalents during the year ended December 31, 2023.

Financing Activities

The change in cash used in financing activities during the fiscal year ended December 31, 2023 compared to the fiscal year ended December 25, 2022 was primarily due to an increase of principal payments on our finance lease obligations.

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

The transaction price contains estimates of known or expected variable consideration. We base these estimates on current forecasted activity and historical experience. We review our expected promotional rates and volumes each period, as well as our historical experience related to customer deductions for wrong, missing, damaged or aged product and update these estimates regularly until the incentives or product returns are realized. The impact of any adjustments is recognized in the period the adjustments are identified.

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

We record unrecognized tax benefit liabilities for known or anticipated tax issues for which the benefit is more likely than not based on our analysis of whether, and the extent to which, additional taxes will be due. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established or are required to pay amounts in excess of our recorded liability, our effective tax rate in a given financial statement period could be materially affected.

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

There were no loss contingency reserves for the past three fiscal years. In May 2021, the Company and certain of its current and former officers were named as defendants in a class action complaint captioned Nicholas A. Usler et al. v. Vital Farms, Inc. et al. in the United States District Court for the Western District of Texas. The plaintiffs alleged false advertising claims on behalf of themselves and a putative class of alleged consumers of the Company’s shell egg products. The named officers of the Company were subsequently dismissed as defendants in this matter. In September 2023, the parties engaged in mediation to discuss potential settlement of remaining claims, but no agreement was reached and the lawsuit is ongoing. The Company believes the claims are without merit and is vigorously defending itself in this matter. Given the uncertainty of the litigation, the stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to reasonably estimate the possible loss or range of loss, if any, that may result from the claim. Future reserves may be required if losses are deemed reasonably estimable and probable due to changes in our assumptions, the effectiveness of legal strategies, or other factors beyond our control. Future results of operations may be materially affected by the creation of reserves or by accruals of losses to reflect any adverse determinations in these legal proceedings.

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

Commodity Price Risk

We source our eggs and cream for our butter products from our network of family farms. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for all of the laying hens in our network of family farms as of December 31, 2023, the price we pay is also adjusted quarterly for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Our buy-sell contracts subject us to risk of price fluctuations in feed ingredients, primarily consisting of corn and soy. The price we pay for cream is subject to butter commodity fluctuations. A hypothetical 10% increase or decrease in the weighted-average cost of these ingredients across our product lines as of December 31, 2023 would have resulted in an increase or decrease to cost of sales for the fiscal year ended December 31, 2023 of approximately $8.8 million. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases to our customers.

Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict creating price risk. A hypothetical 10% increase or decrease in the weighted-average cost of packaging raw materials as of December 31, 2023 would have resulted in an increase or decrease to cost of sales for the fiscal year ended December 31, 2023 of approximately $3.5 million. We seek to mitigate the impact of raw materials cost increases with a combination of negotiated pricing agreements, cost savings initiatives and efficiencies and price increases to our customers.

Interest Rate Risk

We are subject to interest rate risk in connection with our credit facility agreement with PNC Bank, National Association, or the Credit Facility. See the section titled “—Liquidity and Capital Resources—Credit Facility” above for additional details related to our Credit Facility. Based on the average interest rate on the instruments under the Credit Facility during the fiscal year ended December 31, 2023, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the fiscal year ended December 31, 2023.

Our interest-earning instruments also carry a degree of interest rate risk. As of December 31, 2023, we had cash and cash equivalents of $84.1 million and investments in available for sale securities of $32.7 million. As of December 31, 2023, the effective maturity of our investment securities available for sale was approximately 4 months and the composite credit rating of the holdings is Aa3 on the Moody's rating scale.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure during the fiscal year ended December 31, 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Vital Farms, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vital Farms, Inc. and subsidiaries (the Company) as of December 31, 2023 and December 25, 2022, the related consolidated statements of income, comprehensive income, redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and December 25, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Austin, Texas
March 7, 2024

VITAL FARMS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 31, 2023	December 25, 2022

Assets
Current assets:
Cash and cash equivalents	$84,149	$12,914
Investment securities, available-for-sale	32,667	65,814
Accounts receivable, net of allowance for credit losses of $550 and $699 as of December 31, 2023 and December 25, 2022, respectively	39,699	38,895
Inventories	32,895	26,849
Prepaid expenses and other current assets, net of allowance for credit losses of $227 and $206 as of December 31, 2023 and December 25, 2022, respectively	6,114	5,142
Total current assets	195,524	149,614
Property, plant and equipment, net	66,839	59,155
Operating lease right-of-use assets	8,911	1,895
Goodwill and other assets	3,904	4,002
Total assets	$275,178	$214,666
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,485	$25,972
Accrued liabilities	24,218	18,477
Operating lease liabilities, current	3,057	1,208
Finance lease liabilities, current	3,255	1,570
Income taxes payable	1,206	425
Total current liabilities	65,221	47,652
Operating lease liabilities, non-current	5,771	892
Finance lease liabilities, non-current	10,481	7,023
Other liabilities	1,028	767
Total liabilities	$82,501	$56,334
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of December 31, 2023 and December 25, 2022; no shares issued and outstanding as of December 31, 2023 and December 25, 2022, respectively	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of December 31, 2023 and December 25, 2022; 41,684,649 and 40,746,990 shares issued and outstanding as of December 31, 2023 and December 25, 2022, respectively	4	4
Additional paid-in capital	163,325	155,716
Retained earnings	29,725	4,159
Accumulated other comprehensive loss	(377)	(1,547)
Total stockholders’ equity	$192,677	$158,332
Total liabilities and stockholders’ equity	$275,178	$214,666

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Net revenue	$471,857	$362,050	$260,901
Cost of goods sold	309,531	252,606	178,002
Gross profit	162,326	109,444	82,899
Operating expenses:
Selling, general and administrative	101,728	77,236	57,868
Shipping and distribution	27,344	30,104	24,979
Total operating expenses	129,072	107,340	82,847
Income from operations	33,254	2,104	52
Other income (expense), net:
Interest expense	(782)	(114)	(52)
Interest income	2,542	992	381
Other expense, net	(2,813)	(151)	(27)
Total other (expense) income, net	(1,053)	727	302
Net income before income taxes	32,201	2,831	354
Income tax provision (benefit)	6,635	1,601	(2,028)
Net income	25,566	1,230	2,382
Less: Net loss attributable to noncontrolling interests	—	(21)	(47)
Net income attributable to Vital Farms, Inc. common stockholders	$25,566	$1,251	$2,429
Net income per share attributable to Vital Farms, Inc. stockholders:
Basic:	$0.62	$0.03	$0.06
Diluted:	$0.59	$0.03	$0.06
Weighted average common shares outstanding:
Basic:	41,192,544	40,648,592	40,027,278
Diluted:	43,312,836	43,469,586	43,321,733

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Net income	$25,566	$1,230	$2,382
Other comprehensive income (loss), before tax:
Available-for-sale debt securities:
Unrealized net holding gain (loss)	1,371	(1,745)	(385)
Amounts reclassified for realized losses to earnings	182	96	55
Available-for-sale debt securities, before tax	1,553	(1,649)	(330)
Other comprehensive income (loss), before tax	1,553	(1,649)	(330)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(383)	383	80
Other comprehensive income (loss), net of tax	1,170	(1,266)	(250)
Comprehensive income (loss)	26,736	(36)	2,132
Less: Comprehensive loss attributable to noncontrolling interests	—	(21)	(47)
Comprehensive income (loss) attributable to Vital Farms, Inc. common stockholders	$26,736	$(15)	$2,179

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Redeemable Noncontrolling Interest	Common Stock		Treasury Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’ Equity Attributable to Vital Farms, Inc.	Noncontrolling	Total Stockholders’
	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Stockholders	Interests	Equity
Balances at December 27, 2020	$175	44,938,958	$5	(5,494,918)	$(16,276)	$144,311	$14,039	$(31)	$142,048	$162	$142,210
Exercise of stock options	—	1,034,929	—	—	—	2,803	—	—	2,803	—	2,803
Vesting of restricted stock units	—	15,000	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	4,440	—	—	4,440	—	4,440
Net loss attributable to noncontrolling interests - stockholders	—	—	—	—	—	—	—	—	—	(47)	(47)
Retirement of treasury stock	—	(5,494,918)	—	5,494,918	16,276	(2,554)	(13,722)	—	—	—	—
Other comprehensive loss, net	—	—	—	—	—	—	—	(250)	(250)	—	(250)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	—	—	2,429	—	2,429	—	2,429
Balances at December 26, 2021	$175	40,493,969	$5	—	$—	$149,000	$2,746	$(281)	$151,470	$115	$151,585
Exercise of stock options	—	180,835	—	—	—	685	—	—	685	—	685
Vesting of restricted stock units	—	51,852	—	—	—	(9)	—	—	(9)	—	(9)
Shares issued under employee stock purchase plan	—	20,334	—	—	—		—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	6,040	—	—	6,040	—	6,040
Dissolution of noncontrolling interest	(175)	—	(1)	—	—	—	—	—	(1)	68	67
Net loss attributable to noncontrolling interests - stockholders	—	—	—	—	—	—	162	—	162	(183)	(21)
Other comprehensive loss, net	—	—	—	—	—	—	—	(1,266)	(1,266)	—	(1,266)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	—	—	1,251	—	1,251	—	1,251
Balances at December 25, 2022	$—	40,746,990	$4	—	$—	$155,716	$4,159	$(1,547)	$158,332	$—	$158,332
Exercise of stock options	—	737,000	—	—	—	692	—	—	692	—	692
Vesting of restricted stock units	—	217,347	—	—	—	—	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	—	(42,566)	—	—	—	(796)	—	—	(796)	—	(796)
Shares issued under employee stock purchase plan	—	25,878	—	—	—	296	—	—	296	—	296
Stock-based compensation expense	—	—	—	—	—	7,417	—	—	7,417	—	7,417
Other comprehensive income, net	—	—	—	—	—	—	—	1,170	1,170	—	1,170
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	—	—	25,566	—	25,566	—	25,566
Balances at December 31, 2023	$—	41,684,649	$4	—	$—	$163,325	$29,725	$(377)	$192,677	$—	$192,677

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Cash flows from operating activities:
Net income	$25,566	$1,230	$2,382
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,925	5,441	3,540
Reduction in the carrying amount of right-of-use assets	4,129	1,840	—
Amortization of available-for-sale debt securities	348	711	1,301
Stock-based compensation expense	7,417	6,040	4,440
Uncertain tax positions	58	405	—
Deferred taxes	(179)	227	(2,536)
Net realized losses on derivative instruments	2,711	—	—
Other	438	184	341
Changes in operating assets and liabilities:
Accounts receivable	(862)	(13,858)	(6,078)
Inventories	(6,443)	(15,574)	1,733
Income taxes receivable	—	199	1,354
Prepaid expenses and other current assets	(1,151)	(131)	426
Deposits and other assets	98	45	(46)
Income taxes payable	782	425	—
Accounts payable	6,671	2,352	6,796
Accrued liabilities	5,157	3,843	4,029
Operating lease liabilities	(1,759)	(1,477)	—
Net cash provided by (used in) operating activities	$50,906	$(8,098)	$17,682
Cash flows from investing activities:
Purchases of property, plant and equipment	(11,538)	(10,468)	(16,711)
Purchases of leasehold improvements	—	(89)	—
Purchases of available-for-sale debt securities	(982)	(33,817)	(51,688)
Purchases of derivative instruments	(1,971)	—	—
Sales of available-for-sale debt securities	2,895	—	1,436
Settlements of derivative instruments	106	—	—
Maturities and call redemptions of available-for-sale debt securities	32,265	34,345	48,523
Proceeds from the sale of property, plant and equipment	1,056	100	—
Return of investment in variable interest entity	552	—	—
Dissolution of equity investment	—	(108)	—
Net cash provided by (used in) investing activities	$22,383	$(10,037)	$(18,440)

See accompanying notes to the consolidated financial statements

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Cash flows from financing activities:
Proceeds from borrowing under revolving line of credit	7,500	—	—
Proceeds from exercise of stock options	692	675	2,803
Proceeds from issuance of common stock under employee stock purchase plan	296	—	—
Repayment of revolving line of credit	(7,500)	—	—
Payment of tax withholding obligation on vested RSU shares	(796)	—	—
Principal payments under finance lease obligations	(2,246)	(554)	(471)
Payment of contingent consideration	—	(38)	(152)
Net cash (used in) provided by financing activities	$(2,054)	$83	$2,180
Net increase (decrease) in cash and cash equivalents	71,235	(18,052)	1,422
Cash and cash equivalents at beginning of the period	12,914	30,966	29,544
Cash and cash equivalents at end of the period	$84,149	$12,914	$30,966
Supplemental disclosure of cash flow information:
Cash paid for interest	$775	$114	$43
Cash paid for income taxes	$5,996	$99	$102
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$187	$1,143	$1,493

See accompanying notes to the consolidated financial statements

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

Vital Farms of Missouri, LLC is a wholly owned subsidiary of Vital Farms. All significant intercompany transactions and balances have been eliminated in the audited consolidated financial statements.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the included disclosures are adequate, and the accompanying consolidated financial statements contain all adjustments necessary for a fair statement of our consolidated financial position as of December 31, 2023, consolidated results of operations and the consolidated cash flows for the fiscal years ended December 31, 2023, December 25, 2022 and December 26, 2021. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. A reclassification of $1,539 has been made from accounts receivable, net to prepaids and other current assets, net in the consolidated balance sheet as of December 25, 2022 to conform to the current year presentation of our accounts receivable from the Company's network of farms.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. Therefore, the financial results of certain 53-week fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The fiscal year ended December 31, 2023 contains operating results for 53 weeks, while the fiscal years ended December 25, 2022, and December 26, 2021 contain operating results for 52 weeks.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates principally include revenue recognition, determination of useful lives for property and equipment, trade spend accruals, goodwill, allowance for credit losses, inventory obsolescence, stock option valuations, accrued liabilities, income taxes and contingencies. Actual results could differ from those estimates.

Concentrations of Customers and Risk: A substantial amount of our shell egg processing occurs at our Egg Central Station shell egg processing facility. Any shutdown or period of reduced production at Egg Central Station, which may be caused by regulatory noncompliance or other issues, as well as factors beyond our control, such as natural disaster, weather, fire, power interruption, work stoppage, disease outbreaks or pandemics, equipment failure or delay in raw materials delivery, would significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, investments, accounts receivable and derivative instruments. The Company maintains deposits with large financial institutions that the Company believes are of high credit quality. At times the Company’s cash and cash equivalents balances with individual banking institutions are in excess of federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents balances.

The Company's customer concentration for the fiscal year ended December 31, 2023 was as follows:

	Net Revenue Year Ended December 31, 2023	Net Revenue Year Ended December 25, 2022	Net Revenue Year Ended December 26, 2021	Accounts Receivable, Net as of December 31, 2023	Accounts Receivable, Net as of December 25, 2022
Customer A	25%	26%	18%	18%	23%
Customer B	*	11%	12%	12%	12%
Customer C	*	*	14%	*	*
Customer D	*	*	10%	*	*
Customer E	*	*	*	11%	13%
Customer F	*	*	*	11%	*

* Denotes percentage less than 10%

Cash and Cash Equivalents: The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. As of December 31, 2023 and December 25, 2022, cash and cash equivalents consisted of cash on deposit with balances denominated in U.S. dollars and investments in money market funds.

Investment Securities: The Company accounts for its investment securities in accordance with ASC 320, Investments-Debt and Equity Securities. The Company considers all of its debt securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next 12 months, as available-for-sale. The Company classifies these securities as current, because the amounts invested are available for current operations. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income until the security is settled or sold, except for changes in allowance for expected credit losses, which are reported on a gross basis in other expense.

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is recorded in interest income. The cost of securities sold is based on the specific identification method with realized gains and losses on the sale of debt securities and declines in value due to credit-related factors, reclassified out of accumulated other comprehensive income when sold and recorded in other income. Income tax effects related to realized gains and losses on available-for-sale securities are released from accumulated other comprehensive income quarterly with the recognition of the Company’s tax provision. Interest and dividends on securities classified as available-for-sale are recorded in interest income.

Variable Interest Entity: The Company consolidates all entities where a controlling financial interest exists. The Company has considered its relationship with Ovabrite, Inc. to determine whether the Company has a variable interest in that entity, and if so, whether the Company is the primary beneficiary of the relationship. GAAP requires variable interest entities (“VIEs”) to be consolidated if an entity’s interest in the VIE is a controlling financial interest. Under the variable model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and (ii) the obligations to absorb losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

The carrying values of cash, trade receivables, other non-trade receivables within prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities.

Accounts Receivable: Accounts receivable are stated at amounts due from customers net of any allowance for credit losses. The Company generally does not have collateral for its receivables, but the Company does periodically evaluate the creditworthiness of its customers.

Allowance for Credit Losses: The allowance for expected credit losses related to trade receivables is estimated based on the trade receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of accounts receivable. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. The provision for expected credit losses is charged within selling, general and administrative costs. These losses have been immaterial to date. Subsequent recoveries, if any, are credited to the allowance.

The allowance for expected credit losses related to other non-trade receivables are estimated based on the aging category and the probability of default. Provisions for current estimated credit losses are classified within selling, general and administrative costs.

Inventories: Inventories are stated at the lower of cost (determined under the weighted average cost method) or net realizable value. In addition to product cost, inventory costs include expenditures such as in-bound shipping and handling and warehousing costs incurred in bringing the inventory to its existing condition and location. Inventory includes eggs and egg-related products, butter and butter-related products, packaging, feed, laying hens, pullets, and equipment parts. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded in cost of goods sold with the offset to inventory. Any inventory that does not meet the quality control standards of the Company is separated and written down to its net realizable value.

Derivative Financial Instruments: The Company uses derivative instruments as part of its risk management activities to reduce its exposure to commodity price risk. Business operations give rise to certain market exposures, mostly due to changes in commodity prices of corn and soybean meal. Credit risks associated with derivative contracts are not significant, as the Company minimizes counterparty exposure by dealing with creditworthy counterparties and collateralized insurers and by utilizing exchange traded instruments and insurance backed commodity settlement contracts. While the Company may be exposed to potential losses due to the credit risk of non-performance by these counterparties, losses are not anticipated. The Company does not hold derivative instruments for trading purposes. Additionally, the Company’s derivative contracts are short-term in duration and do not make use of credit-risk-related contingent features.

Derivatives used to manage commodity price risk are not designated for hedge accounting treatment. Therefore, the changes in fair value of these derivatives are recorded as incurred within other expense, net. Net realized gains and losses on derivative instruments are reported as a reconciling item from net income to cash from operating activities in our consolidated statements of cash flows. Cash flows related to settlements and purchases of derivative instruments are reported as investing activities within the consolidated statements of cash flows.

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

When assets are sold or retired, the cost and related accumulated depreciation or amortization of assets disposed of are removed from the accounts, with any resulting gain or loss recorded in operations in the consolidated statements of income. Normal repairs and maintenance costs are expensed as incurred to operations.

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

The Company first assesses qualitative factors to determine whether events or circumstances existed that would lead the Company to conclude that it is more likely than not that the fair value of the reporting unit is below its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is below the carrying amount based on qualitative factors or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill assessment would be required. In the quantitative evaluation, the fair value of the reporting unit is determined and compared to the carrying value. If the fair value is greater than the carrying value, then the carrying value is deemed to be recoverable and no further action is required. If the fair value estimate is less than the carrying value, goodwill is considered impaired for the amount by which the carrying amount exceeds the reporting unit’s fair value and a charge is reported as impairment of goodwill in the consolidated statements of income. To date, the Company has not recorded any impairment charges associated with its goodwill.

Leases: The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Under ASC 842, Leases (“Topic 842”), a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.

The Company has made an accounting policy election not to recognize right-of-use (“ROU”) assets and lease liabilities for leases with a term of 12 months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of lease payments over the lease term at the commencement date of the lease. The Company’s recognized ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date, which are reduced by any lease incentives.

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

Impairment of Long-Lived Assets: The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects and the effects of obsolescence, demand, competition and other economic factors. The Company did not recognize an impairment loss during the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021.

Noncontrolling Interest: The Company recognizes noncontrolling interest related to VIEs, in which the Company is the primary beneficiary, as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income or loss attributable to noncontrolling interests is included in consolidated net income on the face of the consolidated statements of income. Changes in the parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss. Affiliate equity interests where the Company has certain rights to demand settlement are presented at their current redemption values, as redeemable noncontrolling interest in the consolidated balance sheet. Because these transactions take place between entities under common control, any gains or losses attributable to these transactions are required to be included within additional paid-in-capital on the consolidated balance sheets.

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

The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. Assessing an uncertain tax position begins with the initial determination of the sustainability of the position and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed. Additionally, the Company must accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 31, 2023 and December 25, 2022 the Company had accrued interest and penalties related to uncertain tax positions of $171 and $85.

Net Income per Share Attributable to Vital Farms, Inc. Common Stockholders: The Company applies the two-class method to compute basic and diluted net income per share attributable to the Company’s common stockholders when shares meet the definition of participating securities. The two-class method determines net income per share for each class of the Company’s common stock and preferred stock according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between the Company’s common stock and preferred stock based upon their respective rights to share in the earnings as if all income for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the preferred stock does not have a contractual obligation to share in the Company’s losses.

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

Revenue is recognized when control of the product is transferred to the customer and the related performance obligation is satisfied, which typically occurs upon delivery of the product to the customer, for an amount that reflects the net consideration the Company expects to receive in exchange for delivering the product. The Company offers sales incentives through various programs to customers and allow deductions from its customers, which may include credits or discounts to customers in the event that products do not conform to customer specifications or expire at a customer’s site. The cost associated with promotions and chargebacks is estimated and recorded as a reduction in revenue and is recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of this cost therefore requires management judgment regarding the volume of promotional offers that will be redeemed. Differences between estimated cost and actual redemptions are recognized as a change in management estimate in a subsequent period.

In many cases, key sales terms such as pricing and quantities ordered are established on a regular basis such that most customer arrangements and related incentives have a duration of less than one year. Amounts billed and due from customers are short-term in nature and are classified as receivables since payments are unconditional and only the passage of time is required before payments are due.

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

Shipping and Distribution: The Company’s shipping and distribution costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment. Shipping and distribution costs were $27,344, $30,104, and $24,979 during the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, respectively. Freight-in costs are included within cost of goods sold and were $4,823, $9,610, and $7,623 during the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, respectively.

Stock-Based Compensation: The Company measures all stock-based awards granted to employees and directors based on the estimated fair value on the date of the grant and recognizes compensation expense for those awards, over the requisite service period, which is generally the vesting period of the respective award. Stock options generally vest ratably over three years from the date of grant and expire 10 years from the date of grant. Restricted stock awards generally vest ratably over three years from the date of grant and contain no other service or performance conditions. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service or vesting period. Forfeitures for stock options and restricted stock awards are recognized as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing valuation model, which requires inputs based on certain subjective assumptions, including the fair market value of the Company’s common stock, expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. The Company classifies stock-based compensation expense in its consolidated statements of income in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Advertising and Promotion Expenses: Advertising and promotion expenses consist primarily of production costs and the costs to communicate the advertisements to promote and market the Company’s products. Production costs such as idea development, artwork, audio and video crews and other upfront development costs are expensed the first time the associated advertising campaign is launched or aired. The costs to communicate the advertisements such as airtime and distribution costs are expensed as incurred. During the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, the Company incurred advertising and promotion expenses of approximately $23,625, $13,301, and $11,469, respectively.

Emerging Growth Company Status: The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies.

Recently Adopted Accounting Pronouncements: In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, ASU 2020-03 and ASU 2022-02 (collectively, “Topic 326”), to introduce a new impairment model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. Topic 326 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. The Company adopted ASU 2016-13 on December 26, 2022. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. There was no impact on the Company’s consolidated financial statements at adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2019-12 during fiscal year 2022 and there was no material impact on the Company’s consolidated financial statements for the fiscal years ended December 25, 2022 and December 31, 2023.

Recently Issued Accounting Pronouncements Not Yet Adopted: In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures (“ASU 2023-07”) in order to improve stockholders’ understanding of an entity’s business activities through enhanced disclosures around reportable segments. ASU 2023-07 will require incremental and more detailed disclosure regarding segment expenses on both an annual and interim basis. For public companies ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning January 1, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2023-07 on its consolidated financial statements.

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning December 30, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2023-09 on its consolidated financial statements.

3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$33,134	$10	$(477)	$—	$32,667
Total	$33,134	$10	$(477)	$—	$32,667

The following table summarizes the Company’s available-for-sale investment securities as of December 25, 2022:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$66,658	$4	$(2,000)	$—	$64,662
U.S. Treasury	1,176	—	(24)	—	1,152
Total	$67,834	$4	$(2,024)	$—	$65,814

The following table presents the Company’s proceeds, gross realized gains and losses from the sale of available-for-sale securities for the periods presented:

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Proceeds	$2,895	$—	$1,436

Gross realized gains	—	9	—
Gross realized losses	(183)	(105)	(55)
Net realized losses	$(183)	$(96)	$(55)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of December 31, 2023 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$23,478	$23,157
Due after one year through five years	9,656	9,510
Total available-for-sale	$33,134	$32,667

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$699	$(3)	$29,247	$(474)	$29,946	$(477)
Total	$699	$(3)	$29,247	$(474)	$29,946	$(477)

	December 25, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$31,657	$(888)	$32,406	$(1,112)	$64,063	$(2,000)
U.S. Treasury	—	—	1,176	(24)	1,176	(24)
Total	$31,657	$(888)	$33,582	$(1,136)	$65,239	$(2,024)

As of the fiscal year ended December 31, 2023, there were 47 diversified issuances in the Company’s securities portfolio in an unrealized loss position, with credit ratings from BBB- to AAA. As of December 31, 2023, there are no individual bonds with unrealized losses exceeding $46, and 46 issuances have been in a loss position greater than 12 months.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months, and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that a significant number of bonds will be called early, and it does not have liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of December 31, 2023.

The fair value and location of all investment securities are included in “Fair Value Measurements” in Note 5 below.

4. Derivative Financial Instruments

The Company enters into derivative instruments to mitigate the impact of commodity price volatility. Such instruments may include call options on commodity price contracts. Realized and unrealized gains and losses on the Company’s commodity derivatives not designated as hedging instruments are recorded in other expense, net. The Company recognizes all derivative instruments as either assets or liabilities.

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	December 31, 2023	December 25, 2022
Commodity:
Corn	Bushels (in thousands)	2,351	—
Soybean Meal	Tons	25	—

For the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $2,435, $0, and $0, respectively.

The fair value and location of all outstanding derivative financial instruments are included in “Fair Value Measurements” in Note 5 below.

5. Fair Value Measurements

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of December 31, 2023, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$64,498	$—	$—	$64,498
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	32,667	—	32,667
Prepaid expenses and other current assets:
Derivative financial instruments	—	394	—	394
Total assets measured at fair value	$64,498	$33,061	$—	$97,559

	Fair Value Measurements as of December 25, 2022, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$6,740	$—	$—	$6,740
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	64,662	—	64,662
U.S. Treasury	—	1,152	—	1,152
Total assets measured at fair value	$6,740	$65,814	$—	$72,554

During the fiscal year ended December 31, 2023, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Summary of Significant Accounting Policies” in Note 2 and “Investment Securities” in Note 3 above.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other non-trade receivables included in prepaid expense and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Net Revenue:
Eggs and egg-related products	$449,045	$339,214	$239,967
Butter and butter-related products	22,812	22,836	20,934
Net Revenue	$471,857	$362,050	$260,901

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs, and stick butter. The Company’s previous convenient breakfast product line (including egg bites and egg-based breakfast bars) was discontinued in 2022, and the Company’s ghee and spreadable tub butter offerings were discontinued during the fiscal year ended December 31, 2023. The revenues related to the discontinued product lines were immaterial.

7. Allowance for Credit Losses

As of December 31, 2023 and December 25, 2022, the Company had an allowance for credit losses of $777 and $699, respectively.

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

Changes in the allowance for credit losses for the periods presented were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 27, 2020	$(196)	$—	$(196)
Provisions charged to operating results	(184)	—	(184)
Account write-offs	111	—	111
As of December 26, 2021	$(269)	$—	$(269)
Provisions charged to operating results	(546)	(206)	(752)
Account write-offs	322	—	322
As of December 25, 2022	$(493)	$(206)	$(699)
Provisions charged to operating results	(364)	(148)	(512)
Account write-offs	307	127	434
As of December 31, 2023	$(550)	$(227)	$(777)

8. Inventories

Inventory consisted of the following as of the periods presented:

	December 31, 2023	December 25, 2022
Eggs and egg-related products	$25,521	$13,675
Butter and butter-related products	1,697	5,718
Packaging	4,988	5,452
Pullets	289	981
Other	896	1,121
Reserve for inventory obsolescence	(496)	(98)
Inventories	$32,895	$26,849

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether charges for excess or obsolete inventory reserves are required.

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	December 31, 2023	December 25, 2022
Land	$552	$552
Land improvements	818	835
Buildings and improvements	30,532	29,667
Vehicles	1,055	894
Machinery and equipment	50,979	34,978
Leasehold improvements	492	919
Furniture and fixtures	461	685
Construction in progress	3,001	3,312
	87,890	71,842
Less: Accumulated depreciation and amortization	(21,051)	(12,687)
Property, plant and equipment, net	$66,839	$59,155

During the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, depreciation and amortization of property, plant and equipment was approximately $7,925, $5,441, and $3,540, respectively.

10. Leases

The Company leases office facilities, warehouses, office equipment and vehicles for delivery of products under lease agreements with initial terms approximating one to five years. The Company's finance leases include leases on a transportation fleet as well as office equipment and its operating leases primarily consist of leases on its buildings, including its corporate headquarters.

In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 842. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. The initial term of these supply agreements ranges from one to seven years. Excluding upfront leasing costs discussed below, the total purchase commitments contained in these arrangements are variable and represent rentals; there are no minimum purchase commitments associated with these long-term supply contracts. During December 2023, the Company executed two long-term supply contracts with farms to provide an upfront lease payment to offset farm construction costs, loans and other startup costs. The upfront leasing costs have been classified within our operating lease right-of-use assets on the consolidated balance sheet for the year ended December 31, 2023 and will be amortized to cost of goods sold over the term of the long term supply arrangements.

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

The Company’s office lease for its corporate headquarters facility in Austin, Texas includes an option to renew, generally at the Company's sole discretion, with renewal terms that can extend the lease term up to five years. In addition, certain leases contain termination options, where the rights to terminate are held by the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. As of December 31, 2023, it is not reasonably certain that the Company will exercise the right to extend its office lease and therefore, the Company has not included the extended term in the calculation of its ROU assets or liabilities. The Company’s leases do not contain any material restrictive covenants or residual value guarantees.

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for ROU assets and interest expense associated with finance lease liabilities. Amortization expense associated with our finance leases during the fiscal years ended December 31, 2023 and December 25, 2022 was $2,565 and $439, respectively, and is recorded within costs of goods sold and selling, general and administrative costs in the consolidated statement of income.

The components of lease cost consisted of the following for the periods presented:

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Operating lease cost	$1,714	$1,445	$—
Finance lease cost – amortization of right-of-use assets	2,565	439	—
Finance lease cost – interest on lease liabilities	740	87	28
Short-term lease cost	771	67	—
Variable lease cost	7,533	2,967	—
Variable lease cost – long-term supply contracts	200,050	143,696	—
Total lease cost	$213,373	$148,701	$28

Supplemental balance sheet information related to leases is as follows:

	As of December 31, 2023	As of December 25, 2022
Finance Leases
Machinery and equipment	$16,321	$8,931
Less: Accumulated depreciation and amortization	(2,837)	(272)
Property, plant and equipment, net	$13,484	$8,659

	As of December 31, 2023	As of December 25, 2022
Weighted-average remaining lease term (years)
Operating leases	2.97	2.18
Finance leases	3.83	4.85
Weighted-average discount rate
Operating leases	7.38%	3.32%
Finance leases	7.12%	6.34%

Future undiscounted cash flows are as follows:

	As of December 31, 2023
	Operating Leases	Finance Leases
2024	$3,579	$4,103
2025	3,170	4,103
2026	3,017	4,095
2027	—	3,332
2028	—	—
Thereafter	—	—
Total lease payments	9,766	15,633
Less imputed interest	(938)	(1,897)
Total present value of lease liabilities	$8,828	$13,736

Supplemental cash flow information related to leases is as follows:

Cash paid for amounts included in measurement of lease liabilities:

	Fiscal Year Ended
	December 31, 2023	December 25, 2022
Operating cash outflows - payments on operating leases	$1,759	$1,477
Operating cash outflows - interest payments on finance leases	740	87
Financing cash outflows - principal payments on finance leases	2,246	554

Right-of-use assets obtained in exchange for new lease obligations:

	As of December 31, 2023	As of December 25, 2022
Operating leases	$8,583	$—
Finance leases	7,390	8,931

11. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	December 31, 2023	December 25, 2022
Employee-related costs	$9,131	$7,453
Promotions and customer deductions	6,982	4,414
Distribution fees and freight	2,876	2,351
Marketing and broker commissions	3,627	1,598
Purchases of inventory	525	1,349
Professional fees	1,066	761
Other	11	551
Accrued liabilities	$24,218	$18,477

12. Product Exit Costs

During the fiscal year ended December 25, 2022, the Company made the decision to exit its convenient breakfast product category due to a shift in focus to product offerings that are core to the Company’s operations. Charges incurred in connection with these product exits were substantially complete by December 25, 2022, and the Company believes the actual charges as shown below approximate fair value.

During the fiscal year ended December 31, 2023, the Company made the decision to exit its ghee and spreadable tub butter product offerings. Charges incurred in connection with these product exits were immaterial.

As of December 25, 2022, the ending liability balance related to the convenience breakfast category exit was $119. As of December 31, 2023, remaining liabilities of $45 are expected to be settled or released by the end of the 13-week period ending March 31, 2024.

The following table summarizes the activity related to the exit of the Company’s convenient breakfast products during the periods presented:

		For the Fiscal Year Ended December 31, 2023
Description	Statement of Income Classification	Beginning Liability Balance	Charges Incurred	Amounts Paid or Settled	Amounts Released as Unutilized	Ending Liability Balance
Asset write-downs	Cost of goods sold	$119	$—	$(74)	$—	$45
Total		$119	$—	$(74)	$—	$45

		For the Fiscal Year Ended December 25, 2022
Description	Statement of Income Classification	Charges Incurred	Amounts Paid or Settled	Amounts Released as Unutilized	Ending Liability Balance
Contract terminations	Selling, general and administrative	$1,126	$(1,126)	$—	$—
Inventory obsolescence	Cost of goods sold	749	(749)	—	—
Customer allowances	Net revenue	146	(111)	(35)	—
Asset write-downs	Cost of goods sold	119	—	—	119
Co-manufacturer charges	Cost of goods sold	135	(135)	—	—
Asset disposals	Selling, general and administrative	66	(66)	—	—
Total		$2,341	$(2,187)	$(35)	$119

13. Long-Term Debt

In October 2017, the Company entered into a credit facility agreement with PNC Bank, National Association (the “Credit Facility”) that initially included a $4.7 million term a loan, a $10.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $1.5 million.

Subsequently, the terms of the Credit Facility were modified at various times between fiscal 2018 and fiscal 2023. Such amendments (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the Credit Facility in April 2021 eliminated the term loan and equipment loan. The Tenth Amendment to the Credit Facility in December 2022 modified certain covenants related to commodity hedging, consented to the dissolution of immaterial subsidiaries and implemented changes related to the discontinuation of LIBOR. The Eleventh Amendment to the Credit Facility, effective July 26, 2023 extended the maturity date by one year, from April 2, 2024 to April 2, 2025.

The maximum borrowing capacity under the revolving line of credit is currently $20.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrues at a rate, at the Company’s election at the time of borrowing, equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.00% or (ii) 1.00% plus the alternate base rate, as defined in the Credit Facility. During the fiscal year ended December 31, 2023, the Company borrowed and repaid $7.5 million under the revolving line of credit. As of December 31, 2023, there were no outstanding amounts under the revolving line of credit.

The Credit Facility is secured by all of the Company’s assets (other than real property and certain other property excluded pursuant to the terms of the Credit Facility) and requires the Company to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The Credit Facility also contains various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations and the sale of properties and liens. As a result of the limitations contained in the Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of December 31, 2023 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. The Credit Facility also contains other customary covenants, representations and events of default. As of December 31, 2023, the Company was in compliance with all covenants under the Credit Facility.

During the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, the Company recognized interest expense related to draws on the revolving line of credit of $7, $0, and $52, respectively.

14. Preferred Stock

As of December 31, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 10,000,000 shares, par value $0.0001 per share, of preferred stock, in one or more series and with such designation, rights and preferences as may be determined from time to time (collectively, the “preferred stock”) by the Company’s Board of Directors. As of December 31, 2023, there were no shares of preferred stock issued or outstanding.

15. Common Stock

Common Stock: As of December 31, 2023, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 41,684,649 shares were issued and outstanding.

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock, if any. Each share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of preferred stock, if any. No cash dividends were declared or paid during the periods presented.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 31, 2023	December 25, 2022
Options to purchase common stock	3,920,485	4,634,205
Restricted stock units	565,376	505,504
Shares available for grant under the 2020 Equity Incentive Plan and 2020 Employee Stock Purchase Plan	13,313,326	11,503,459
Total	17,799,187	16,643,168

Treasury Stock: In August 2021, the Company retired an aggregate of 5,494,918 shares of its common stock held in treasury. Upon retirement, the shares were redesignated as authorized but unissued shares of the Company’s common stock.

16. Stock-Based Compensation

The Company recognized stock-based compensation expense and the related tax benefit as follows for the periods presented:

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Cost of goods sold[1]	$260	$188	$133
Selling, general and administrative expense[2]	7,157	5,852	4,307
Total	$7,417	$6,040	$4,440

Tax benefit	$2,998	$970	$3,872
1.
Includes $7, $6 and $0 of expense related to the 2020 Employee Stock Purchase Plan as of December 31, 2023, December 25, 2022, and December 26, 2021, respectively.
2.
Includes $97, $57 and $0 of expense related to the 2020 Employee Stock Purchase Plan as of December 31, 2023, December 25, 2022, and December 26, 2021, respectively.

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 25, 2022:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 25, 2022	4,634,205	$9.35		$38,520
Granted	520,154	$15.00
Exercised	(737,000)	$1.05		$9,091
Cancelled/Forfeited	(496,874)	$21.89		$61
Outstanding as of December 31, 2023	3,920,485	$10.07	5.8	$28,749
Options exercisable as of December 31, 2023	2,793,016	$8.31	5.0	$25,215
Options vested and expected to vest as of December 31, 2023	3,920,485	$10.07	5.8	$28,749

The Company estimates the fair value of stock options on the date of grant using a Black-Scholes option-pricing valuation model, which uses the expected option term, stock price volatility, and the risk-free interest rate. The expected option term assumption reflects the period for which the Company believes the option will remain outstanding. The Company elected to use the simplified method to determine the expected option term, for all periods presented, which is the average of the option’s vesting and contractual term. The Company’s computation of expected volatility is based on the historical volatility of selected comparable publicly traded companies over a period equal to the expected term of the option. The risk-free interest rate reflects the U.S. Treasury yield curve for a similar instrument with the same expected term in effect at the time of the grant.

The following table summarizes the valuation model assumptions, fair values and intrinsic values of stock options during the fiscal years indicated:

	December 31, 2023	December 25, 2022	December 26, 2021
Expected term (in years)	6.0	6.0	6.0 - 6.5
Expected stock price volatility	27.8% - 29.2%	27.6% - 28.6%	28.5% - 29.4%
Risk-free interest rate	3.63% - 4.45%	1.64% - 4.16%	0.57% - 1.36%
Expected dividend yield	0%	0%	0%
Weighted average fair value at grant date	$5.33	$3.97	$7.31
Fair value of stock options vested	$3,160	$3,245	$2,694
Intrinsic value of stock options exercised	$9,091	$1,827	$20,343
Proceeds from stock options exercised	$776	$568	$2,776

As of December 31, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $3,412, which is expected to be recognized over a weighted-average period of 1.62 years.

Restricted Stock Unit Activity

The following table summarizes the restricted stock units ("RSU") activity since December 25, 2022:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 25, 2022	505,504	$13.58
Granted	350,497	$15.04
Vested[1]	(217,347)	$14.03
Forfeited	(73,278)	$14.10
Unvested as of December 31, 2023	565,376	$14.24
1.
Shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2020 Equity Incentive Plan

As of December 31, 2023, total unrecognized stock-based compensation expense related to the Company’s unvested RSU activity was $5,220, which is expected to be recognized over a weighted-average period of 1.76 years.

The fair value of RSU shares vested during the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021 was $3,044, $1,549, and $564, respectively.

2020 Equity Incentive Plan: In July 2020, the Board of Directors adopted the Vital Farms, Inc. 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of Directors. As of December 31, 2023, 11,200,932 shares were available for future grants of the Company’s common stock, which excludes 1,667,385 shares of common stock that were automatically added to the available reserve on January 1, 2024.

Employee Stock Purchase Plan: In July 2020, the Board of Directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Board of Directors. As of December 31, 2023, 2,112,394 shares of the Company’s common stock were available for future issuance, which excludes 416,846 shares of common stock that were automatically added to the available reserve on January 1, 2024. The Board of Directors authorizes six-month offering periods, with the most recent beginning on November 16, 2023.

17. Income Taxes

For the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, the provision for income taxes consisted of the following:

	December 31, 2023	December 25, 2022	December 26, 2021
Current:
Federal	$5,136	$384	$225
State	1,678	539	282
Deferred:
Federal	28	803	(2,164)
State	(207)	(125)	(371)
Provision (benefit) for income taxes	$6,635	$1,601	$(2,028)

The Company’s income before income taxes is entirely derived from domestic sources for all periods presented. The reconciliation of the federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	December 31, 2023	December 25, 2022	December 26, 2021
Provision at statutory rate of 21%	$6,762	$594	$74
State income taxes	1,117	51	(416)
Stock-based compensation	(1,636)	225	(2,846)
Non-deductible costs	574	279	12
Charitable deduction	(95)	634	(88)
Change in deferred tax asset valuation allowance	84	(774)	774
Revisions to prior year	4	212	—
Changes in uncertain tax positions	58	347	—
Tax credits	(238)	—	—
Other, net	5	33	462
Provision (benefit) for income taxes	$6,635	$1,601	$(2,028)

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities at December 31, 2023 and December 25, 2022 were comprised of the following:

3	December 31, 2023	December 25, 2022
Deferred tax assets:
Accrued expenses	$3,716	$2,594
Allowances and other reserves	191	171
Inventory	1,498	963
Net operating loss carryforwards	110	1,503
Charitable contributions	—	230
Stock-based compensation	1,465	1,046
Lease liability	5,558	2,624
Other	467	581
Total deferred tax assets	13,005	9,712
Less: Valuation allowance	(84)	—
Net deferred tax assets	$12,921	$9,712
Deferred tax liabilities:
Prepaid expenses	$490	$590
Property and equipment	6,778	6,273
Operating and finance lease right of use assets	5,517	2,589
Intangibles	507	430
Total deferred tax liabilities	$13,292	$9,882
Net deferred tax liabilities	$(371)	$(170)

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

The activity in the Company’s deferred tax asset valuation allowance for the fiscal years ended December 31, 2023 and December 25, 2022 was as follows:

	December 31, 2023	December 25, 2022
Valuation allowance as of beginning of year	$—	$774
Increases recorded to income tax provision	84	—
Decreases recorded as benefit to income tax provision	—	(774)
Valuation allowance as of end of year	$84	$—

As of December 31, 2023, the Company had unrecognized tax benefits, which represent the aggregate tax effect of the differences between tax return positions and the benefits recognized in the Company’s financial statements. At December 31, 2023, all of the unrecognized tax benefits, if recognized, would affect the Company’s annual effective tax rate. The unrecognized tax benefits are long-term in nature and the Company does not anticipate the balance of the unrecognized tax benefits to change materially in the next 12 months.

The following table reflects changes in gross unrecognized tax benefits:

	December 31, 2023	December 25, 2022
Gross tax contingencies as of beginning of year	$511	$219
Increase in gross tax contingencies	165	320
Decrease in gross tax contingencies	(22)	(28)
Gross tax contingencies as of end of year	$654	$511

As of December 31, 2023, the Company had state net operating loss carryforwards of $0.4 million which begin to expire in funding re2035.

The Company files a U.S. federal income tax return, as well as income tax returns in various states. Tax years 2020 and forward remain open to examination by the tax jurisdictions to which the Company is subject, with certain state taxing jurisdictions being open back to 2017.

18. Net Income Per Share

Basic and diluted net income per share attributable to the Company’s common stockholders were calculated as follows:

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Numerator:
Net income	$25,566	$1,230	$2,382
Less: Net loss attributable to noncontrolling interests	—	(21)	(47)
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$25,566	$1,251	$2,429
Denominator:
Weighted average common shares outstanding — basic	41,192,544	40,648,592	40,027,278
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	1,994,774	2,745,161	3,290,615
Effect of potentially dilutive restricted stock units	107,577	64,455	3,840
Effect of potentially dilutive common stock issuable pursuant to the ESPP	17,941	11,378	—
Weighted average common shares outstanding — diluted	43,312,836	43,469,586	43,321,733
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.62	$0.03	$0.06
Diluted	$0.59	$0.03	$0.06

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Fiscal Year Ended
	December 31, 2023	December 25, 2022	December 26, 2021
Options to purchase common stock	15,429	27,954	4,817
Unvested restricted stock	8,362	45,386	18,927
	23,791	73,340	23,744

19. Accumulated Other Comprehensive Income (Loss)

The amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the statements of income were as follows:

		Amounts Reclassified from AOCI
		Fiscal Year Ended
AOCI Component	Statement of Income Classification	December 31, 2023	December 25, 2022	December 26, 2021
Gains on available-for-sale securities	Other income, net	$182	$96	$55
	Total before tax	182	96	55
	Tax expense	(45)	(22)	(13)
	Net of tax	$137	$74	$42

The gross amount and related tax expense recorded in, and associated with, each component of other comprehensive income (loss) were as follows:

	Fiscal Year Ended
	December 31, 2023			December 25, 2022			December 26, 2021
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain (loss)	$1,371	$(338)	$1,033	$(1,745)	$405	$(1,340)	$(385)	$93	$(292)
Amounts reclassified for realized losses to earnings	182	(45)	137	96	(22)	74	55	(13)	$42
Total other comprehensive income (loss)	$1,553	$(383)	$1,170	$(1,649)	$383	$(1,266)	$(330)	$80	$(250)

20. Commitments and Contingencies

Supplier Contracts: The Company purchases its egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable dependent upon the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts and there are no minimum payments associated with these long-term supply contracts. The Company records the total cost of eggs into inventory and they are expensed to cost of goods sold when the associated eggs are sold to customers and are also reported as part of the Company’s variable lease cost. During December 2023, the Company executed two long-term supply contracts with farms to provide a one-time payment of $200,000 each at lease inception as an incremental cost of obtaining the lease.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 31, 2023, the Company has not incurred any material costs as a result of such indemnification agreements.

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

Although the Company maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions and caps on amounts recoverable. Even if the Company believes a claim is covered by insurance, insurers may dispute its entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of the Company's recovery. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible.

21. Related Party Transactions

Ovabrite: Ovabrite, Inc., a Delaware corporation (“Ovabrite”), has been deemed a related party because its founders were stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairperson and member of the Board of Directors. Since Ovabrite’s incorporation in November 2016, the Company has been deemed to have had a variable interest in Ovabrite, and Ovabrite has been deemed to have been a VIE, of which the Company has been the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation.

Effective August 30, 2022, Ovabrite’s Board of Directors and the holders of the majority of its outstanding capital stock consented to dissolving the entity, and a Certificate of Dissolution was filed with the Delaware Secretary of State. As of December 31, 2023, Ovabrite had completed its business activities and liquidated its remaining assets. The results of operations of the Ovabrite entity were immaterial for all periods presented.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of our egg processing facilities, including site selection, project management and related services for the Company’s potential future egg packing facility. The Company's contract with Sandpebble for services related to the Company's next egg packing facility was awarded after a competitive bidding process. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Board of Directors. In connection with the services described above, the Company paid Sandpebble $631, $962, and $1,037 during the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of the fiscal years ended December 31, 2023 and December 25, 2022, amounts owed to Sandpebble were $0 and $51, respectively, and are included in accounts payable.

Whole Foods Market, Inc: A member of the Board of Directors was, until February 2022, an executive vice president and senior advisor at Whole Foods. The Company serves the majority of its natural channel retail customers through food distributors, such as US Foods Inc. and United Natural Foods, Inc., who purchase, store, sell and deliver products to Whole Foods. While the Company cannot precisely determine its specific revenue attributable to Whole Foods, it is a significant customer.

22. 401(k) Savings Plan

The Company established a defined contribution savings plan in 2017 under Section 401(k) of the Internal Revenue Code of 1986, as amended. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. During the fiscal years ended December 31, 2023, December 25, 2022, and December 26, 2021, the Company made contributions totaling $1,185, $861, and $651 respectively, to the plan.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm due to an exemption for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement" or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” and “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our proxy statement for our 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission, within 120 days after the end of our fiscal year ended December 31, 2023, or the 2024 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2024 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance - Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available at the Investor Relations section of our website at www.vitalfarms.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Annual Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the section titled “Executive Officer and Director Compensation” in our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information” in our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the section titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in Proposal 2 under the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2024 Proxy Statement.

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

3.2

Amended and Restated Bylaws, as currently in effect (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39411), filed with the SEC on November 17, 2023).

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

10.15+

Offer Letter between the Registrant and Thilo Wrede, dated as of February 4, 2023 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q (File. No. 001-39411) filed with the SEC on May 4, 2023).

10.16+

Offer Letter between the Registrant and Peter Pappas, dated as of October 30, 2020 (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File. No. 001-39411) filed with the SEC on March 24, 2021).

10.17+

Transition Agreement between the Registrant and Bo Meissner, dated as of February 5, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File. No. 001-39411) filed with the SEC on May 4, 2023)

10.18+

Change in Control Severance Plan, effective March 31, 2022, and form of Participation Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on May 5, 2022).

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

10.31

Tenth Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated December 29, 2022 (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K (File No. 001-39411, filed with the SEC on March 9, 2023).

10.32

Eleventh Amendment to Revolving Credit, Term Loan and Security Agreement, by and between the Registrant, the Borrowers party thereto, the Lenders party thereto and PNC Bank, National Association (as Lender and as Agent), dated July 226, 2023 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on August 3, 2023).

10.33

Second Amended and Restated Revolving Credit Note executed and delivered by the Registrant and the Borrowers party thereto, dated April 2, 2021 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on August 10, 2021).

21.1	List of Subsidiaries of Company.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy
.
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VITAL FARMS, INC.

Date: March 7, 2024	By:	/s/ Russell Diez-Canseco
	Name:	Russell Diez-Canseco
	Title:	President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Russell Diez-Canseco and Thilo Wrede, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell Diez-Canseco	President, Chief Executive Officer and Director	March 7, 2024
Russell Diez-Canseco	(Principal Executive Officer)

/s/ Thilo Wrede	Chief Financial Officer	March 7, 2024
Thilo Wrede	(Principal Financial Officer)

/s/ Jeffery Dawson	Chief Accounting Officer	March 7, 2024
Jeffery Dawson	(Principal Accounting Officer)

/s/ Matthew O’Hayer	Executive Chairperson and Director	March 7, 2024
Matthew O’Hayer

/s/ Kofi Amoo-Gottfried	Director	March 7, 2024
Kofi Amoo-Gottfried

/s/ Glenda Flanagan	Director	March 7, 2024
Glenda Flanagan

/s/ Kelly Kennedy	Director	March 7, 2024
Kelly Kennedy

/s/ Karl Khoury	Director	March 7, 2024
Karl Khoury

/s/ Denny Marie Post	Director	March 7, 2024
Denny Marie Post

/s/ Gisel Ruiz	Director	March 7, 2024
Gisel Ruiz