Form 10-Q
period 2024-03-31
Vital Farms, Inc.
filed 2024-05-09
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024 the registrant had 42,176,860 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the impact of the completed expansion of our Egg Central Station facility or future expansions of our processing capacity on our revenue, and specifications and timing regarding plans for our next egg packing facility;
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
•
the impact of adverse economic conditions, including as a result of unfavorable global economic and political conditions, elevated interest rates and inflation;

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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,820	$84,149
Investment securities, available-for-sale	23,724	32,667
Accounts receivable, net of allowance for credit losses of $266 and $550 as of March 31, 2024 and December 31, 2023, respectively	43,637	39,699
Inventories	30,813	32,895
Prepaid expenses and other current assets, net of allowance for credit losses of $135 and $227 as of March 31, 2024 and December 31, 2023, respectively	6,176	6,114
Total current assets	218,170	195,524
Property, plant and equipment, net	66,231	66,839
Operating lease right-of-use assets	10,842	8,911
Goodwill and other assets	4,915	3,904
Total assets	$300,158	$275,178
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,119	$33,485
Accrued liabilities	22,280	24,218
Operating lease liabilities, current	4,582	3,057
Finance lease liabilities, current	3,479	3,255
Income taxes payable	6,908	1,206
Total current liabilities	70,368	65,221
Operating lease liabilities, non-current	5,101	5,771
Finance lease liabilities, non-current	10,321	10,481
Other liabilities	1,064	1,028
Total liabilities	$86,854	$82,501
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 42,003,656 and 41,684,649 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	164,821	163,325
Retained earnings	48,748	29,725
Accumulated other comprehensive loss	(269)	(377)
Total stockholders’ equity	$213,304	$192,677
Total liabilities and stockholders’ equity	$300,158	$275,178

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended
	March 31, 2024	March 26, 2023
Net revenue	$147,929	$119,172
Cost of goods sold	89,032	76,504
Gross profit	58,897	42,668
Operating expenses:
Selling, general and administrative	27,132	23,946
Shipping and distribution	7,596	7,826
Total operating expenses	34,728	31,772
Income from operations	24,169	10,896
Other income (expense), net:
Interest expense	(255)	(139)
Interest income	1,088	340
Other expense, net	(277)	(1,425)
Total other income (expense), net	556	(1,224)
Net income before income taxes	24,725	9,672
Income tax provision	5,702	2,522
Net income	19,023	7,150
Net income per share:
Basic:	$0.46	$0.18
Diluted:	$0.43	$0.16
Weighted average common shares outstanding:
Basic:	41,792,527	40,764,546
Diluted:	43,845,952	43,398,336

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 31, 2024	March 26, 2023
Net income	$19,023	$7,150
Other comprehensive income, before tax:
Available-for-sale debt securities:
Unrealized net holding gain	144	517
Amounts reclassified for realized (losses) gains to earnings	(1)	34
Available-for-sale debt securities, before tax	143	551
Other comprehensive income, before tax	143	551
Income tax expense related to items of other comprehensive income	(35)	(130)
Other comprehensive income, net of tax	108	421
Comprehensive income	19,131	7,571

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances as of December 31, 2023	41,684,649	$4	$163,325	$29,725	$(377)	$192,677
Exercise of stock options	180,086	—	824	—	—	824
Vesting of restricted stock units	201,702	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(62,781)	—	(1,310)	—	—	(1,310)
Stock-based compensation expense	—	—	1,982	—	—	1,982
Other comprehensive income, net	—	—	—	—	108	108
Net income	—	—	—	19,023	—	19,023
Balances as of March 31, 2024	42,003,656	$4	$164,821	$48,748	$(269)	$213,304

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances as of December 25, 2022	40,746,990	$4	$155,716	$4,159	$(1,547)	$158,332
Vesting of restricted stock units	127,595	—	—	—	—	$—
Shares withheld for tax liability on vested restricted stock units	(35,535)	—	—	—	—	$—
Stock-based compensation expense	—	—	1,627	—	—	$1,627
Other comprehensive income, net	—	—	—	—	421	$421
Net income	—	—	—	7,150	—	$7,150
Balances as of March 26, 2023	40,839,050	$4	$157,343	$11,309	$(1,126)	$167,530

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 31, 2024	March 26, 2023
Cash flows from operating activities:
Net income	$19,023	$7,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,297	1,693
Reduction in the carrying amount of right-of-use assets	1,673	793
Amortization of available-for-sale debt securities	65	163
Stock-based compensation expense	1,982	2,241
Deferred taxes	—	445
Net realized losses on derivative instruments	300	1,047
Other	(289)	139
Net change in operating assets and liabilities	(1,102)	(8,268)
Net cash provided by operating activities	$23,949	$5,403
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,324)	(1,802)
Purchases of derivative instruments	(669)	(220)
Maturities and calls of available-for-sale debt securities	9,020	8,935
Proceeds from the sale of property, plant and equipment	—	1,054
Return of investment in variable interest entity	—	552
Net cash provided by investing activities	$7,027	$8,519
Cash flows from financing activities:
Proceeds from borrowing under revolving line of credit	—	7,500
Proceeds from exercise of stock options	824	—
Repayment of revolving line of credit	—	(7,500)
Payment of tax withholding obligation on vested RSU shares	(1,310)	(614)
Principal payments under finance lease obligations	(819)	(384)
Net cash used in financing activities	$(1,305)	$(998)
Net increase in cash and cash equivalents	29,671	12,924
Cash and cash equivalents at beginning of the period	84,149	12,914
Cash and cash equivalents at end of the period	$113,820	$25,838
Supplemental disclosure of cash flow information:
Cash paid for interest	$255	$134
Cash paid for income taxes	—	$2
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$623	$891

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts)

(Unaudited)

Note 1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (the “Company”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. The Company packages, markets and distributes shell eggs, butter and other products. These products are principally sold under the name Vital Farms in addition to other trade names, primarily to retail and foodservice channels in the United States.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the 13-week periods ended March 31, 2024 and March 26, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2024, consolidated results of operations for the 13-week periods ended March 31, 2024 and March 26, 2023, and consolidated cash flows for the 13-week periods ended March 31, 2024 and March 26, 2023. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week period ended March 31, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 29, 2024.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended March 31, 2024 and March 26, 2023 both contain operating results for 13 weeks. The fiscal year ended December 31, 2023 consisted of 53 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report. Other than the adoption of the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 13-week period ended March 31, 2024.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no new accounting pronouncements adopted by the Company during the 13-week period ended March 31, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures (“ASU 2023-07”) in order to improve stockholders’ understanding of an entity’s business activities through enhanced disclosures around reportable segments. ASU 2023-07 will require incremental and more detailed disclosure regarding segment expenses on both an annual and interim basis. For public companies ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company plans to adopt the standard for the year ended December 29, 2024 and will thus include any additional disclosures, if necessary, in its annual report on Form 10-K for the current fiscal year.

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

In March 2024, the FASB issued ASU No 2024-01, Compensation — Stock Compensation (Topic 718) — Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”) in order to drive consistency across entities in their application of guidance to profits interest and similar types of award grants. ASU 2024-01 seeks to improve consistency through additional examples and illustrations. The guidance is applicable to all entities that account for profits interest awards as compensation to employees or nonemployees and the guidance to be added in paragraph 718-10-15-3 is applicable to all entities that enter into share-based payment transactions. For public business entities ASU 2024-01 is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods. The Company expects to adopt the standard for the fiscal year beginning December 30, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2024-01 on its consolidated financial statements.

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of March 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$24,047	$6	$(329)	$—	$23,724
Total	$24,047	$6	$(329)	$—	$23,724

The following table summarizes the Company’s available-for-sale investment securities as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$33,134	$10	$(477)	$—	$32,667
Total	$33,134	$10	$(477)	$—	$32,667

For the 13-week periods ended March 31, 2024 and March 26, 2023, there were no proceeds from the sale of available-for-sale securities.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of March 31, 2024 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$19,064	$18,792
Due after one year through five years	4,983	4,932
Total available-for-sale	$24,047	$23,724

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$2,397	$(10)	$20,315	$(319)	$22,712	$(329)
Total	$2,397	$(10)	$20,315	$(319)	$22,712	$(329)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$699	$(3)	$29,247	$(474)	$29,946	$(477)
Total	$699	$(3)	$29,247	$(474)	$29,946	$(477)

As of March 31, 2024, there were 38 diversified issuances in the Company's securities portfolio in an unrealized loss position, with credit ratings ranging from BBB- to AA-. As of March 31, 2024, there are no individual bonds with unrealized losses exceeding $37, and 35 issuances have been in a loss position greater than 12 months.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months, and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that a significant number of bonds will be called early, and it does not have current liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of March 31, 2024.

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

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	March 31, 2024	December 31, 2023
Commodity:
Corn	Bushels (in thousands)	1,629	2,351
Soybean Meal	Tons	17	25

For the 13-week periods ended March 31, 2024 and March 26, 2023, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $300 and $1,415, respectively.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of March 31, 2024, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$92,104	$—	$—	$92,104
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	23,724	—	23,724
Prepaid expenses and other current assets:
Derivative financial instruments	—	93	—	93
Total assets measured at fair value	$92,104	$23,817	$—	$115,921

	Fair Value Measurements as of December 31, 2023, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$64,498	$—	$—	$64,498
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	32,667	—	32,667
U.S. Treasury	—	394	—	394
Total assets measured at fair value	$64,498	$33,061	$—	$97,559

During the 13-week period ended March 31, 2024, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Investment Securities” in Note 3.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other receivables and accounts payable, approximate their fair value due to their short-term nature.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended
	March 31, 2024	March 26, 2023
Net Revenue:
Eggs and egg-related products	$143,761	$112,790
Butter and butter-related products	4,168	6,382
Net Revenue	$147,929	$119,172

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and stick butter. The Company’s previous convenient breakfast product line (including egg bites and egg-based breakfast bars) was discontinued in 2022, and the Company’s ghee and spreadable tub butter product offerings were discontinued during the fiscal year ended December 31, 2023. The revenues related to the discontinued product lines were immaterial for the 13-week periods ended March 31, 2024 and March 26, 2023.

During the 13-week periods ended March 31, 2024 and March 26, 2023, the Company had a customer that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week periods ended March 31, 2024 and March 26, 2023 is as follows:

	Net Revenue for the 13-Weeks Ended March 31, 2024	Net Revenue for the 13-Weeks Ended March 26, 2023
Customer A	24%	25%
Customer B	*	*
Customer C	*	*
Customer D	*	*
* Revenue was less than 10%

As of March 31, 2024 and December 31, 2023, the Company had customers that individually exceeded 10% or more of the Company’s accounts receivable. The percentage of accounts receivable, net due from significant customers as of March 31, 2024 and December 31, 2023 is as follows:

	Accounts Receivable, Net as of March 31, 2024	Accounts Receivable, Net as of December 31, 2023
Customer A	20%	18%
Customer B	12%	12%
Customer C	*	11%
Customer D	12%	11%
* Accounts receivable, net was less than 10%

Note 7. Allowance for Credit Losses

As of March 31, 2024 and December 31, 2023, the Company had an allowance for credit losses of $401 and $777, respectively.

The Company recognizes current estimated credit losses (“CECL”) for accounts receivable and other receivables. The CECL for trade receivables are estimated based on the trade receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of accounts receivable. The Company also has other receivables which are classified within prepaid expenses and other current assets. The CECL for other receivables are estimated based on the other receivables aging category and the probability of default. Provisions for CECL are classified within selling, general and administrative costs

Changes in the allowance for credit losses for the 13-week period ended March 31, 2024 were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 31, 2023	$(550)	$(227)	$(777)
Provisions charged to operating results	284	(48)	236
Account write-offs	—	140	140
As of March 31, 2024	$(266)	$(135)	$(401)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	March 31, 2024	December 31, 2023
Eggs and egg-related products	$21,346	$25,521
Butter and butter-related products	5,084	1,697
Packaging	3,672	4,988
Pullets	221	289
Other	936	896
Reserve for inventory obsolescence	(446)	(496)
Inventories	$30,813	$32,895

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether provisions for excess or obsolete inventory reserves are required.

Note 9. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	March 31, 2024	December 31, 2023
Land	$552	$552
Land improvements	818	818
Buildings and improvements	30,532	30,532
Vehicles	1,055	1,055
Machinery and equipment	54,355	50,979
Leasehold improvements	491	492
Furniture and fixtures	479	461
Construction in progress	2,211	3,001
	90,493	87,890
Less: Accumulated depreciation and amortization	(24,262)	(21,051)
Property, plant and equipment, net	$66,231	$66,839

During the 13-week periods ended March 31, 2024 and March 26, 2023, depreciation and amortization of property, plant and equipment was approximately $2,297 and $1,693, respectively.

Note 10. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense for the 13-week periods ended March 31, 2024 and March 26, 2023 are below:

	13-Weeks Ended
	March 31, 2024	March 26, 2023
Operating lease cost	$922	$361
Finance lease cost – amortization of right-of-use assets	914	447
Finance lease cost – interest on lease liabilities	246	132
Short-term lease cost	32	117
Variable lease cost	2,507	1,563
Variable lease cost – long-term supply contracts	25,340	43,086
Total lease cost	$29,961	$45,706

Future undiscounted cash flows are as follows:

	As of March 31, 2024
	Operating Leases	Finance Leases
2024	$4,227	$3,238
2025	3,234	4,356
2026	3,018	4,387
2027	—	3,611
2028	—	—
Thereafter	—	—
Total lease payments	10,479	15,592
Less imputed interest	(796)	(1,792)
Total present value of lease liabilities	$9,683	$13,800

During the 13-week periods ended March 31, 2024 and March 26, 2023, ROU assets obtained in exchange for new finance lease obligations were $907 and $4, respectively. During the 13-week periods ended March 31, 2024 and March 26, 2023, ROU assets obtained in exchange for new operating lease obligations were $2,489 and $0, respectively.

Note 11. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	March 31, 2024	December 31, 2023
Employee-related costs	$4,788	$9,131
Promotions and customer deductions	6,858	6,982
Distribution fees and freight	3,087	2,876
Marketing and broker commissions	3,113	3,627
Purchases of inventory	2,000	525
Professional fees	2,108	1,066
Other	326	11
Accrued liabilities	$22,280	$24,218

Note 12. Long-Term Debt

In October 2017, the Company entered into a credit facility agreement with PNC Bank, National Association (the “PNC Credit Facility”) that initially included a $4.7 million term a loan, a $10.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $1.5 million.

Subsequently, the terms of the PNC Credit Facility were modified at various times between fiscal 2018 and fiscal 2022. Such amendments (i) amended various definitions, (ii) waived a technical default in May 2020 which was triggered by exceeding the capital expenditure limit, (iii) increased borrowing capacity and (iv) extended the maturity date. The Ninth Amendment to the PNC Credit Facility in April 2021 eliminated the term loan and equipment loan. The Tenth Amendment to the PNC Credit Facility in December 2022 modified certain covenants related to commodity hedging, provided consent for the dissolution of immaterial subsidiaries and implemented changes related to the discontinuation of LIBOR. The Eleventh Amendment to the PNC Credit Facility, effective July 26, 2023 extended the maturity date by one year, to April 2, 2025.

The maximum borrowing capacity under the revolving line of credit was $20.0 million as of March 31, 2024. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrued at a rate, at the Company’s election at the time of borrowing, equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.00% or (ii) 1.00% plus the alternate base rate, as defined in the PNC Credit Facility. During the 13-week period ended March 26, 2023, the Company borrowed and repaid $7.5 million under the PNC Credit Facility’s revolving line of credit. As of March 31, 2024, there were no outstanding amounts under the PNC Credit Facility’s revolving line of credit.

The PNC Credit Facility was secured by all of the Company’s assets (other than real property and certain other property excluded pursuant to the terms of the PNC Credit Facility) and required the Company to maintain three financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The PNC Credit Facility also contained various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations and the sale of properties and liens. As a result of the limitations contained in the PNC Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of March 31, 2024 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. The PNC Credit Facility also contained other customary covenants, representations and events of default. As of March 31, 2024, the Company was in compliance with all covenants under the PNC Credit Facility.

During the 13-week periods ended March 31, 2024 and March 26, 2023, the Company recognized interest expense related to draws on the revolving line of credit of $0 and $7, respectively.

On April 9, 2024, the Company entered into a syndicated credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto (the “JPMorgan Credit Facility”), which provides for a five-year, $60.0 million revolving credit facility. The JPMorgan Credit Facility replaced the PNC Credit Facility, which terminated concurrently with the establishment of the JPMorgan Credit Facility.

The JPMorgan Credit Facility includes a $5.0 million letter of credit sub-limit and an accordion option which would allow the Company to increase the aggregate revolving commitments or add incremental term loans in an aggregate amount not to exceed the greater of (i) $35.0 million and (ii) an amount equal to 100% of consolidated adjusted EBITDA.

Any borrowings under the JPMorgan Credit Facility bear interest, at the Company’s election, at either (i) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus 0.10% plus a margin of either 0.75%, 1.00% or 1.25% depending on the Company’s net leverage ratio, or (ii) an alternative base rate plus a margin or either 1.75%, 2.00% or 2.25%, depending on the Company’s net leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at either 0.20% or 0.375% per annum depending on the Company’s revolving exposure. Additionally, the Company is required to pay a participation fee on the account of each lender for each outstanding letter of credit at a rate equal to the applicable rate used to determine the interest rate applicable to term benchmark revolving loans.

The JPMorgan Credit Facility is secured by liens on substantially all of the Company’s assets, including certain intellectual property assets and investment securities. It requires the Company to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00.

Note 13. Common Stock

As of March 31, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 42,003,656 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	March 31, 2024	December 31, 2023
Options to purchase common stock	3,722,192	5,123,860
Restricted stock units (“RSUs”)	725,611	675,029
Performance stock units (“PSUs”)	240,072	—
Shares available for grant under the 2020 Equity Incentive Plan and 2020 Employee Stock Purchase Plan	14,876,536	12,796,409
Total	19,564,411	18,595,298

Note 14. Stock-Based Compensation

The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of the grant. Stock options generally vest ratably over three years from the date of grant and expire 10 years from the date of grant. RSUs generally vest ratably over three years from the date of grant and contain no other service or performance conditions. PSUs vest at the end of a three-year period based on the achievement of certain Company performance metrics and the employee’s continued service over such period. The Company’s policy is to recognize stock-based compensation expense on a straight-line basis over the requisite service or vesting period. For awards that are contingent upon performance metrics, the probability of achievement is taken into account in the calculation of the expense to be recognized and modified as needed. Forfeitures for stock options and restricted stock awards, including RSUs and PSUs, are recognized as they occur.

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended
	March 31, 2024	March 26, 2023
Cost of goods sold	$47	$53
Selling, general and administrative expense	1,935	2,188
Total	$1,982	$2,241

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,920,485	$10.07		$28,749
Granted	—	$—
Exercised	(180,086)	$4.57		$2,402
Cancelled/Forfeited	(18,207)	$22.45		$3
Outstanding as of March 31, 2024	3,722,192	$10.27	5.6	$50,127
Options exercisable as of March 31, 2024	2,895,661	$9.45	5.1	$41,438
Options vested and expected to vest as of March 31, 2024	3,722,192	$10.27	5.6	$50,127

The fair value of stock options vested during the 13-week periods ended March 31, 2024 and March 26, 2023 was $1,660 and $1,015, respectively. As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $2,539, which is expected to be recognized over a weighted-average period of 1.54 years.

Restricted Stock Unit Activity

The following table summarizes the Company’s RSU activity since December 31, 2023:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	565,376	$14.24
Granted	377,352	$20.99
Vested[1]	(201,702)	$14.39
Forfeited	(15,415)	$15.08
Unvested as of March 31, 2024	725,611	$17.69

1 Includes 62,781 shares of common stock withheld to cover taxes on the release of vested RSUs, which became available for future grants pursuant to the 2020 Equity Incentive Plan.

The fair value of RSU shares vested during the 13-week periods ended March 31, 2024 and March 26, 2023 was $2,903 and $1,655, respectively. As of March 31, 2024, total unrecognized stock-based compensation expense related to the RSUs was $11,919, which is expected to be recognized over a weighted-average period of 2.46 years.

Performance Stock Unit Activity

In fiscal year 2024, the Company granted PSUs to certain of its officers and employees. These PSUs vest at the end of a three-year period dependent upon the level of achievement of certain Company performance metrics and the employee’s continued service over such period. The number of shares that can be earned will range from 0% to 200% of the granted PSUs, based upon the Company’s level of achievement of the stated performance metrics. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable to vest as of March 31, 2024.

The following table summarizes the Company’s PSU activity since December 31, 2023:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	—
Granted	240,072	$20.99
Unvested as of March 31, 2024	240,072	$20.99

The fair value of PSU shares vested during the 13-week periods ended March 31, 2024 and March 26, 2023 was $- as no shares have vested as of such periods. As of March 31, 2024, total unrecognized stock-based compensation expense related to the PSUs was $9,871, which is expected to be recognized over a weighted-average period of 2.74 years.

2020 Equity Incentive Plan: In July 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s Board of Directors. As of March 31, 2024, 12,347,296 shares were available for future grants of the Company’s common stock, which includes 1,667,385 shares of stock that were automatically added to the available reserve on January 1, 2024. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Company’s Board of Directors adopted the 2020 Employee Stock Purchase Plan (“2020 ESPP”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s Board of Directors. As of March 31, 2024, 2,529,240 shares of the Company’s common stock were available for future issuance under the 2020 ESPP, which includes 416,846 shares of common stock that were automatically added to the available reserve on January 1, 2024. The Company’s Board of Directors authorizes six-month offering periods, with the most recent beginning on November 16, 2023.

Note 15. Income Taxes

The Company’s effective tax rate for the 13-week periods ended March 31, 2024 and March 26, 2023 was approximately 23% and 26%, respectively. The Company’s effective tax rate for the 13-week period ended March 31, 2024 differs from the statutory rate due primarily to discrete tax benefits related to the exercise of non-qualified stock options and the vesting of restricted stock units.

For interim periods, the Company's income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s estimated annual effective tax rate differs from the federal statutory rate of 21% due to state taxes, permanent differences related to incentive stock options and the impact of compensation deduction limitations under Internal Revenue Code Section 162(m).

Note 16. Net Income Per Share

Basic and diluted net income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	March 31, 2024	March 26, 2023
Numerator:
Net income	$19,023	$7,150
Denominator:
Weighted average common shares outstanding — basic	41,792,527	40,764,546
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	1,805,636	2,423,087
Effect of potentially dilutive restricted stock units	241,526	208,947
Effect of potentially dilutive common stock issuable pursuant to the ESPP	6,263	1,756
Weighted average common shares outstanding — diluted	43,845,952	43,398,336
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.46	$0.18
Diluted	$0.43	$0.16

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended
	March 31, 2024	March 26, 2023
Options to purchase common stock	37,424	22,363
Unvested RSUs	17,533	704
Unvested PSUs	21,164	—
	76,121	23,067

Note 17. Accumulated Other Comprehensive Income

The amounts reclassified from accumulated other comprehensive income (“AOCI”) to the unaudited consolidated statements of operations were as follows (in thousands):

		Amounts Reclassified from AOCI
		13-Week Period Ended
AOCI Component	Statement of Income Classification	March 31, 2024	March 26, 2023
Losses on available-for-sale securities	Other expense, net	$(1)	$34
	Total before tax	$(1)	34
	Tax benefit	$—	(8)
	Net of tax	$(1)	$26

The gross amount and related tax (expense) benefit recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	13-Weeks Ended
	March 31, 2024			March 26, 2023
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain	144	$(35)	$109	$517	$(122)	$395
Amounts reclassified for realized losses to earnings	(1)	—	(1)	34	(8)	26
Total other comprehensive income	$143	$(35)	$108	$551	$(130)	$421

Note 18. Commitments and Contingencies

Supplier Contracts: The Company purchases its egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable and dependent on the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts and there are no minimum payments associated with these long-term supply contracts. The Company records the total cost of eggs into inventory and they are expensed to cost of goods sold when the associated eggs are sold to customers and are also reported as part of the Company’s variable lease cost.

The Company has entered into agreements with certain qualifying suppliers to provide a one-time payment of $200,000, for the purpose of funding costs associated with farm start up. As of March 31, 2024, the Company has executed 15 such agreements, 2 of which were in fiscal year 2023. The payment of these incremental costs is contingent upon the achievement of certain milestones and is to be made no later than 90 days prior to the pullet placement date specified in each supplier agreement. Upon the achievement of such milestones, the Company recognizes an operating ROU asset and lease liability as a cost of obtaining the embedded lease within the supplier contract, which is included in “Leases” in Note 10. As of March 31, 2024, $1.2 million has been paid out and $1.8 million remains to be paid.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 31, 2024, the Company has not incurred any material costs as a result of such indemnification agreements.

Litigation: The Company is subject to various claims and contingencies that are in the scope of ordinary and routine litigation incidental to its business, including those related to regulation, litigation, business transactions, employee-related matters and taxes, among others. When the Company becomes aware of a claim or potential claim, the likelihood of any loss or exposure is assessed. Based on these assessments and estimates, the Company may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from the Company’s assessments and estimates.

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

Although the Company maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions and caps on amounts recoverable. Even if the Company believes a claim is covered by insurance, insurers may dispute the Company's entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of the Company's recovery. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible.

Note 19. Related Party Transactions

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of the Company’s egg processing facilities, including site selection, project management and related services for the Company’s potential future egg packing facility. The Company’s contract with Sandpebble for services related to the Company’s next egg packing facility was awarded after a competitive bidding process. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors. In connection with the services described above, the Company paid Sandpebble $248 and $116 during the 13-week periods ended March 31, 2024 and March 26, 2023, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of March 31, 2024 and March 26, 2023, amounts owed to Sandpebble were $313 and $373, respectively, and are included in accrued liabilities.

Note 20. Subsequent Events

Chief Operating Officer Departure

On April 3, 2024, the Company entered into a transition agreement (the “COO Transition Agreement”) with Jason Dale, the Company’s Chief Operating Officer and principal operating officer, pursuant to which Mr. Dale will transition into a non-employee advisory role with the Company. The Company is engaged in a search for a Chief Supply Chain Officer (or similarly titled position) to assume certain of Mr. Dale’s responsibilities.

Pursuant to the COO Transition Agreement, Mr. Dale will serve as Chief Operating Officer and principal operating officer until the earlier to occur of: (i) the start date of the Company’s Chief Supply Chain Officer (or similarly titled position) or (ii) August 31, 2024 (the “Separation Date”). On August 31, 2024, Mr. Dale will transition to a non-employee advisory role through December 31, 2024 (the “Advisory Period”) to ensure a smooth leadership transition. Prior to the Separation Date, Mr. Dale will continue to receive his current base salary and medical benefits; provided, that Mr. Dale performs such job duties for the Company and assists in such transition-related duties as the Company may deem necessary and appropriate. During the Advisory Period, Mr. Dale will receive a monthly retainer of $10,000 and will continue to vest in any equity awards. Upon completion of the Advisory Period, in exchange for a general release of claims in favor of the Company, Mr. Dale will receive severance benefits pursuant to his Second Amended and Restated Employment Agreement, dated as of April 1, 2022, in the form of: (i) 18 months of his annual base salary over the 18-month period following the departure date and (ii) reimbursement of COBRA premiums for a period of up to 12 months.

Principal Accounting Officer Departure

On April 4, 2024, the Company accepted the resignation of Jeffery Dawson, the Company’s Chief Accounting Officer and principal accounting officer, and entered into a transition agreement, pursuant to which Mr. Dawson transitioned his responsibilities and ceased serving as the Company’s Chief Accounting Officer and principal accounting officer effective April 19, 2024.

Thilo Wrede, the Company’s Chief Financial Officer, was designated to serve as the Company’s principal accounting officer following Mr. Dawson’s departure date. The Company has retained a temporary corporate controller and is engaged in a search for a new permanent corporate controller to assume certain of Mr. Dawson’s responsibilities.

New Credit Facility

On April 9, 2024, the Company entered into the JPMorgan Credit Facility, which provides for a five-year, $60.0 million revolving credit facility. The JPMorgan Credit Facility replaced the PNC Credit Facility, which terminated concurrently with the establishment of the JPMorgan Credit Facility.

Please see “Long-Term Debt” at Note 12 for further detail on the JPMorgan Credit Facility.

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

We primarily work with our egg farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. During the last quarter of fiscal 2023, as a result of increasing construction costs associated with our new egg farms, we incurred incremental farm recruitment costs that will be required to be paid in advance of these farms beginning to produce eggs, and we expect such incremental costs to continue through fiscal 2024. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to five years in length. We believe the unfavorable impact to our working capital resulting from these upfront costs could range from $10.0 million to $12.0 million during fiscal 2024. The impact to fiscal year 2023 working capital was immaterial, and the impact to our gross margin is also expected to be immaterial during the term of these agreements. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

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

We have experienced consistent sales growth. We had net revenue of $147.9 million and $119.2 million, net income of $19.0 million and $7.2 million, and Adjusted EBITDA of $29.1 million and $13.9 million in the 13-week periods ended March 31, 2024 and March 26, 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza (HPAI)

Since the initial outbreaks of HPAI in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. To date, we have experienced outbreaks at five of our farms, one located in Missouri, one in Tennessee and three in Kansas. While we have not experienced material disruptions to our egg supply due to HPAI outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results. Additionally, HPAI has at times resulted in supply shortages and price increases across the egg market. We are confident in the measures we have taken to reduce the risk of HPAI on our farms and production facilities, as well as our ability to mitigate impacts on supply. However, given continued uncertainty about future outbreaks and governmental responses to such outbreaks, we cannot predict the ultimate impact that HPAI will have on our business.

Economic Uncertainties

The current inflationary environment may affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Elevated interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, some economic observers suggest that we should expect a higher recession risk over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. Furthermore, such economic conditions have at times produced downward pressure on share prices. We have experienced and may continue to experience increases in our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with global health pandemics, geopolitical tensions, and employee availability and wage increases, all of which may result in additional stress on our working capital resources. We work closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of supply chain disruptions associated with such uncertainties. We currently expect to have an adequate supply of our products, packaging, and freight through fiscal year 2024.

Liquidity and Capital Resources Overview

With cash, cash equivalents and marketable securities of $137.5 million as of March 31, 2024 and $60.0 million available under our syndicated revolving credit facility agreement with JPMorgan Chase Bank, N.A. and the others lenders party thereto, or the JPMorgan Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash, cash equivalents and marketable securities as of March 31, 2024, together with cash provided by our operating activities and availability of borrowings under our JPMorgan Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy. For additional information regarding our JPMorgan Credit Facility, see “Long-Term Debt” at Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Our Fiscal Year

We report on a 52-53-week fiscal year, ending on the last Sunday in December. In a 52-53-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our fiscal year 2024 will include 52 weeks and our fiscal year 2023 consisted of 53 weeks. See “Nature of the Business and Basis of Presentation” in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our fiscal calendar.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our results of operations.

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 96.8%, while the household penetration for our shell eggs is approximately 7.9%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 21% and 24% of our retail sales for the 13-week periods ended March 31, 2024 and March 26, 2023, respectively.

As of March 31, 2024, there were approximately 24,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $143.8 million, or approximately 97%, of net revenue in the 13-week period ended March 31, 2024. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Our shell eggs are sold to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to any price increases we may implement), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors instead of our eggs. As a result, low commodity shell egg prices may adversely affect our net revenue. We increased prices on certain of our products in each of fiscal year 2023 and fiscal year 2024. While we have not seen significant decreases in sales volume due to previous price increases, if we further increase prices to offset higher commodity prices or other costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of broker and contractor fees for sales and marketing, as well as personnel costs for sales and marketing, finance, human resources and other administrative functions, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions. Selling, general and administrative expenses also include advertising and digital media costs, agency fees, travel and entertainment costs, and costs associated with consumer promotions, product samples, sales aids incurred to acquire new customers, retain existing customers and build our brand awareness, overhead costs for facilities, including associated depreciation and amortization expenses, and information technology-related expenses, including those associated with our implementation of a new enterprise resource planning system.

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

Results of Operations

The results of operations data for the 13-week periods ended March 31, 2024 and March 26, 2023 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended March 31, 2024 and March 26, 2023

The following table sets forth our consolidated statement of income data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	March 31, 2024		March 26, 2023
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$147,929	100%	$119,172	100%
Cost of goods sold(1)	89,032	60%	76,504	64%
Gross profit	58,897	40%	42,668	36%
Operating expenses:
Selling, general and administrative(1)	27,132	18%	23,946	20%
Shipping and distribution	7,596	5%	7,826	7%
Total operating expenses	34,728	23%	31,772	27%
Income from operations	24,169	16%	10,896	9%
Other income (expense), net:
Interest expense	(255)	—	(139)	—
Interest income	1,088	1%	340	—
Other expense, net	(277)	—	(1,425)	-1%
Total other income (expense), net	556	—	(1,224)	-1%
Net income before income taxes	24,725	17%	9,672	8%
Income tax provision	5,702	4%	2,522	2%
Net income	19,023	13%	7,150	6%
(1)
Includes stock-based compensation expense of $1,935 and $2,188 in selling, general and administrative for the 13-week periods ended March 31, 2024 and March 26, 2023, respectively, and $47 and $53 in cost of goods sold for the 13-week periods then ended, respectively.

Net Revenue

	13-Weeks Ended
	March 31, 2024	March 26, 2023	$ Change	% Change
	(in thousands)
Net revenue	$147,929	$119,172	$28,757	24%

The increase in net revenue of $28.8 million, or 24%, was primarily driven by volume-related increases of $21.9 million and price-related increases of $6.9 million. The volume favorability was driven by accelerated demand for existing products, expanded item offerings and store distribution at existing customers. Net revenue from sales through our retail channel was $142.2 million and $108.6 million for the 13-week periods ended March 31, 2024 and March 26, 2023, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	March 31, 2024	March 26, 2023	$ Change	% Change
	(in thousands)
Gross profit	$58,897	$42,668	$16,229	38%
Gross margin	40%	36%

The increase in gross profit of $16.2 million, or 38%, was driven by higher net revenue generated during the period. The increase in gross margin during the 13-week period ended March 31, 2024 compared to the corresponding period in the prior year was primarily driven by price increases on our organic egg portfolio in January 2024 as well as fully realizing our February 2023 price increase across the entire shell egg portfolio. Conventional commodities and lower diesel costs also contributed to margin favorability. This was partially offset by an increase in promotional rate as well as an increase in labor and overhead costs.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	March 31, 2024	March 26, 2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$27,132	$23,946	$3,186	13%
Percentage of net revenue	18%	20%

The increase in selling, general and administrative expenses of $3.2 million, or 13%, was primarily driven by:

•
an increase of $1.0 million in professional service expenses to support operational expansion;
•
an increase of $0.9 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations;
•
an increase of $0.5 million in brokerage-related expenses due to the expansion of the business;
•
an increase of $0.4 million in marketing-related expenses; and
•
an increase of $0.3 million in technology and software-related expenses to support increased operations and employee headcount.

Shipping and Distribution

	13-Weeks Ended
	March 31, 2024	March 26, 2023	$ Change	% Change
	(in thousands)
Shipping and distribution	$7,596	$7,826	$(230)	(3)%
Percentage of net revenue	5%	7%

The decrease in shipping and distribution costs of $230,000, or 3%, was driven by favorable linehaul and fuel, partially offset by higher sales volumes.

Interest Expense

	13-Weeks Ended
	March 31, 2024	March 26, 2023	$ Change	% Change
	(in thousands)
Interest expense	$(255)	$(139)	$(116)	83%

The increase in interest expense of $116,000, or 83%, was primarily driven by an increase in finance leases, which generated an increase in interest expense related to those leases.

Interest Income

	13-Weeks Ended
	March 31, 2024	March 26, 2023	$ Change	% Change
	(in thousands)
Interest income	$1,088	$340	$748	220%

The increase of $748,000 in interest income, or 220%, was primarily driven by higher interest income on our available-for-sale securities and marketable securities portfolios resulting from a higher balance and higher interest rates.

Other Expense, net

	13-Weeks Ended
	March 31, 2024	March 26, 2023	$ Change	% Change
	(in thousands)
Other expense, net	$(277)	$(1,425)	$1,148	(81%)

The decrease in other expense, net of $1.1 million was primarily driven by a reduction in losses on our commodity derivative instruments during the 13-week period ended March 31, 2024 as compared to those in the 13-week period ended March 26, 2023.

Income Tax Provision

	13-Weeks Ended
	March 31, 2024	March 26, 2023	$ Change	% Change
	(in thousands)
Income tax provision	$5,702	$2,522	$3,180	126%

The increase in the income tax provision of $3.2 million, or 126%, was related to an increase in net income for the 13-week period ended March 31, 2024 as compared to the same period in the prior year, partially offset by the tax benefit of a non-qualified stock option exercises and RSU releases that occurred during the 13-week period ended March 31, 2024.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $19.0 million in the 13-week period ended March 31, 2024, and retained earnings of $48.7 million as of March 31, 2024.

Funding Requirements

We expect that our cash, cash equivalents and marketable securities, together with cash provided by our operating activities and available borrowings under our existing JPMorgan Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. We further believe that we will be able to fund potential operating expenses and cash obligations beyond the next 12 months, through a combination of existing cash, cash equivalents and marketable securities, cash provided by our operating activities and available borrowings under our JP Morgan Credit Facility.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. As of March 31, 2024, future minimum lease payments under non-cancelable operating leases totaled $10.5 million and future minimum lease payments under non-cancelable finance leases totaled $15.6 million. In addition, as a result of increasing construction costs associated with our new farms, we incurred incremental farm recruitment costs that will be required to be paid in advance of these farms being able to produce eggs, and we expect such incremental costs to continue through fiscal 2024. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to five years in length.

Additionally, in April 2024 we signed an agreement to acquire land for a planned additional egg washing and packing facility. We anticipate that we will incur approximately $20.0 million to $35.0 million in capital expenditures related to the new egg washing and packing facility in the next 12 months and will incur further expenditures in the years following. Finally, we anticipate increased expenditures in marketing during fiscal 2024 to support progress toward our long-term marketing goals.

Credit Facility

We originally entered into the PNC Credit Facility with PNC Bank, National Association, or PNC Bank, in October 2017. The PNC Credit Facility initially included a $4.7 million term loan, a $10.0 million revolving line of credit and an equipment loan with a maximum borrowing capacity of $1.5 million. Subsequently, terms of the PNC Credit Facility were modified at various times between fiscal 2018 and fiscal 2023. The Eleventh Amendment to the Credit Facility, effective July 26, 2023, extended the maturity date by one year, to April 2, 2025. The maximum borrowing capacity under the revolving line of credit was $20.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrued at a rate, at our election at the time of borrowing, equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.00% or (ii) 1.00% plus the alternate base rate, as defined in the PNC Credit Facility. The PNC Credit Facility was secured by all of our assets (other than real property and certain other property excluded pursuant to the terms of the PNC Credit Facility) and required us to maintain certain financial covenants: a fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth requirement. The PNC Credit Facility also contained various covenants relating to limitations on indebtedness, acquisitions, mergers, consolidations, the sale of properties and liens. As a result of the limitations contained in the PNC Credit Facility, certain of the net assets on our consolidated balance sheet as of March 31, 2024 were restricted in use. The PNC Credit Facility contained other customary covenants, representations and events of default. As of March 31, 2024, there was no outstanding balance under the PNC Credit Facility, and we were in compliance with all covenants under the PNC Credit Facility.

On April 9, 2024, we entered into the JPMorgan Credit Facility with JPMorgan Chase Bank, N.A. and the other lenders party thereto, which provides for a five-year, $60.0 million revolving credit facility. The JPMorgan Credit Facility replaced the PNC Credit Facility, which terminated concurrently. The JPMorgan Credit Facility includes a $5.0 million letter of credit sub-limit and an accordion option that would allow the Company to increase the aggregate revolving commitments or add incremental term loans in an aggregate amount not to exceed the greater of (i) $35.0 million and (ii) an amount equal to 100% of consolidated adjusted EBITDA.

Any borrowings under the JPMorgan Credit Facility bear interest, at our election, at either (i) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus 0.10% plus a margin of either 0.75%, 1.00% or 1.25% depending on the Company's net leverage ratio, or (ii) an alternative base rate plus a margin or either 1.75%, 2.00% or 2.25%, depending on the Company's net leverage ratio. We are required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at either 0.20% or 0.375% per annum depending on our revolving exposure. Additionally, we are required to pay a participation fee on the account of each lender for each outstanding letter of credit at a rate equal to the applicable rate used to determine the interest rate applicable to term benchmark revolving loans.

The JPMorgan Credit Facility is secured by liens on substantially all of our assets, including certain intellectual property assets and investment securities. It requires us to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00.

See “Long-Term Debt” at Note 12 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to the PNC Credit Facility and the JPMorgan Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 13-week period indicated:

	13-Week Period Ended
	March 31, 2024	March 26, 2023
	(in thousands)
Net cash provided by operating activities	$23,949	$5,403
Net cash provided by investing activities	7,027	8,519
Net cash used in financing activities	(1,305)	(998)
Net increase in cash and cash equivalents	$29,671	$12,924

Operating Activities

The increase in net cash provided by operating activities during the 13-week period ended March 31, 2024 compared to the corresponding period in the prior year was due primarily to $11.9 million higher net income earned in the current period due to gross margin improvements and better leverage of selling, general and administrative costs. Additionally, we utilized $10.0 million less cash in inventory purchases and $3.6 million more due to accounts receivable during the 13-week period ended March 31, 2024 compared to the corresponding period in the prior year.

Investing Activities

The decrease in cash provided by investing activities is primarily due proceeds earned on the sale of property, plant and equipment during the 13-weeks ended March 26, 2023 whereas there were no similar sales in the 13-week period ended March 31, 2024.

Financing Activities

The increase in cash used in financing activities during the 13-week period ended March 31, 2024 compared to the corresponding period in the prior year was due primarily to the payment of tax withholding obligations on restricted stock unit shares vested in the period and an increase of principal payments on finance lease obligations.

Non-GAAP Financial Measures

Adjusted EBITDA

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net income, adjusted to exclude:

•
Depreciation and amortization;
•
Stock-based compensation expense;
•
Benefit or provision for income taxes as applicable;
•
Interest expense; and
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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended
	March 31, 2024	March 26, 2023
	(in thousands)
Net income	$19,023	$7,150
Depreciation and amortization[1]	3,211	2,140
Stock-based compensation expense	1,982	2,241
Income tax provision	5,702	2,522
Interest expense	255	139
Interest income	(1,088)	(340)
Adjusted EBITDA	$29,085	$13,852

1 Amount also reflects finance lease amortization.

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 13-week period ended March 31, 2024.

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

There have been no material changes in our exposure to market risk during the 13-week period ended March 31, 2024 from the information provided in Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. For additional information regarding legal proceedings, if any, see Note 18 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements included elsewhere in this report. We are not aware of any material pending or threatened legal proceedings, other than ordinary routine litigation incidental to the business, against us that we believe could have an adverse effect on our business, operating results or financial condition.

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
•
If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, including through the successful development of our planned next egg washing and packing facility, our operating results and brand reputation could be harmed.
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
•
If our data or information technology systems, or the data or information technology systems of third parties upon which we rely, were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruption of our business operations, reputational harm and, loss of revenue or profits.

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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $119.2 million in the 13-week period ended March 26, 2023 to $147.9 million in the 13-week period ended March 31, 2024, and our net revenue increased from $362.1 million in fiscal 2022 to $471.9 million in fiscal 2023. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

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

Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities, and hire additional crew members. Our ongoing expansion efforts may prove more expensive than we anticipate (including as a result of inflation, increases in input costs or disruptions in our supply chain relating to public health pandemics, trade wars, geopolitical tensions, or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our processing capacity, developing our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, may be fixed. We expect to continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 95% and 92% of our net revenue in the 13-week periods ended March 31, 2024 and March 26, 2023, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

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

We have funded our operations since inception primarily through equity financings, draws on our credit facilities and sales of our products. We have incurred and expect to continue to incur significant expenses related to the expansion of our processing capacity. We believe that we will continue to expend substantial resources for the foreseeable future as we consider additional markets we may choose to pursue and other growth opportunities.

We expect that our existing cash, cash equivalents and marketable securities, together with cash provided by our operating activities and available borrowings under our syndicated credit facility with JPMorgan Chase Bank, N.A., or the JPMorgan Credit Facility, will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months. However, our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources. We may also seek financing in connection with potential new product introductions or acquisitions or investments in businesses or technologies that we believe could offer growth opportunities. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

The JPMorgan Credit Facility provides for a revolving line of credit with a maximum borrowing capacity of $60.0 million. The JPMorgan Credit Facility contains certain restrictive covenants, in each case subject to certain exceptions. The restrictive covenants in the JPMorgan Credit Facility limit our ability to incur or guarantee additional indebtedness, incur liens, make distributions, pay dividends, make investments, enter into fundamental changes such as mergers or consolidations, engage in transactions with the Company’s affiliates, change our fiscal year or substantially change the nature of our business. The JPMorgan Credit Facility also requires us to maintain two financial covenants: a fixed charge coverage ratio and a net leverage ratio. These provisions may affect our ability to pursue business opportunities we find attractive or to maintain flexibility in reacting to changes in business conditions.

Our failure to comply with the covenants in the JPMorgan Credit Facility or other terms of any present or future indebtedness could result in an event of default under such indebtedness, which, if not cured or waived, could result in the lender or lenders under such indebtedness declaring all obligations, together with accrued and unpaid interest, immediately due and payable and taking control of any collateral securing such indebtedness. This may require us to amend or refinance our indebtedness on less favorable terms.

If we are forced to amend or refinance the JPMorgan Credit Facility on less favorable terms or are unable to do so at all, our business, financial condition and results of operations could be adversely affected. In any such case, we may be unable to borrow under the JPMorgan Credit Facility or other indebtedness and may not be able to repay the amounts due thereunder. This could have an adverse effect on our business, financial condition, results of operations and prospects.

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

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, including through the successful development of our planned next egg washing and packing facility, our operating results and brand reputation could be harmed.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we are planning to expand these capabilities in the future as we continue to grow and scale our business. In fiscal 2022 we completed an expansion of Egg Central Station, our shell egg processing facility in Springfield, Missouri, to increase our capacity for the distribution of shell eggs. Additionally, we have entered into an agreement to purchase land in Indiana for potential development of a second egg washing and packing facility. There is risk in our ability to effectively continue to scale production and processing and manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units.

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

Our ability to ensure a continued supply of eggs, cream for our butter and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. Our farm network for our shell eggs is in a geographic region we refer to as the Pasture Belt, which is a term we use that refers to the U.S. region where the weather is conducive to hens being outside as much as possible. The dairy farms that supply our cream are located primarily in Ireland. The occurrence of a natural disaster in any of these regions could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raised prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, thereby adversely affecting our business, financial condition and results of operations.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on two co-manufacturers for hard-boiled eggs, one co-manufacturer for bulk butter production, one co-manufacturer for stick butter, one co-manufacturer for liquid eggs, and one co-packer for certain shell egg processing. While we currently have written manufacturing contracts with one of our co-manufacturers for hard-boiled eggs and our co-manufacturer for stick butter, we do not currently have written manufacturing contracts with our other co-manufacturers or with our co-packer for certain shell egg processing. Due to the absence of written contracts with certain of our co-manufacturers, these co-manufacturers can generally seek to alter or terminate their relationships with us at any time, resulting in periods during which we may have limited or no ability to manufacture certain of our products.

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

Our business activities are subject to a variety of agricultural risks, including pests and diseases such as avian influenza, the occurrence of which can materially and adversely affect the quality and quantity of products, including shell eggs, that we distribute. Since the initial outbreak of highly pathogenic avian influenza, or HPAI, in early 2022, we have been closely following the progression of the virus. To date, we have experienced outbreaks at five of our farms, one located in Missouri, one in Tennessee and three in Kansas. While we have not experienced material disruptions to our egg supply due to such outbreaks, if a substantial portion of our farms or production facilities were affected by an outbreak of HPAI, or a disease like it, this could have a material and adverse effect on our business, financial condition and results of operations. Additionally, outbreaks of HPAI or similar diseases could limit our ability to utilize co-packers for our shell eggs due to increased biosecurity measures that may be implemented by such co-packers in the event of an outbreak.

Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be negatively affected by resulting governmental restrictions on our operations and the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions for our industry. Such impacts could result in decreased consumer demand for our products and impact our operating results. Additionally, certain states in which our family farms are located have at times recommended or required that farms keep hens indoors to help limit exposure to avian influenza. Prolonged requirements to keep our hens indoors could adversely impact consumer perception of our egg products in comparison to those of our competitors, which could have a negative effect on our business, financial condition and operating results. These impacts could be exacerbated in the event of widespread transmission of HPAI or other agricultural diseases to humans. While human cases of HPAI are rare and U.S. public health officials consider the risk of human infection with HPAI to be low, significant changes or increases to the circulation or transmission of HPAI or other agricultural diseases could adversely impact our business, including our ability to recruit and retain farmers.

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

In the 13-week periods ended March 31, 2024 and March 26, 2023, UNFI (which was Whole Foods’ primary distributor) accounted for approximately 24% and 25% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 21% of our retail sales in each of the 13-week periods ended March 31, 2024 and March 26, 2023. Kroger accounted for approximately 10% and 11% of our retail sales in the 13-week periods ended March 31, 2024 and March 26, 2023, respectively. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time, could negatively impact our sales and profitability.

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

Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. We saw higher packaging costs in fiscal 2023, and these elevated costs continued in the 13-week period ended March 31, 2024. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, although we have not seen significant decreases in volume due to previous price increases, we may not be able to implement further price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes.

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

Our operations are geographically consolidated. A major tornado or other natural disaster within the regions in which we operate could seriously disrupt our entire business.

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

Additionally, extreme weather and natural disasters exacerbated by climate change may impact our business. The egg farms in our network are all geographically located in a region that provides an environment conducive to year-round raising of chickens. However, if climate change negatively impacts the year-round habitability of this region for chickens, we may be subject to decreased availability or less favorable pricing for our eggs. Adverse weather conditions and natural disasters, including those caused by climate change, can adversely impact pasture conditions, leading to reduced yields and quality. For example, elevated summer temperatures in the Pasture Belt have at times contributed to lower-than-normal shell egg yield at certain of our farms. Adverse weather conditions and natural disasters may also impact the habitability and pasture conditions of the farms where we source the cream for our butter products. Further, we may incur increased transportation, storage and processing costs if we are unable to source products within a certain distance from our processing and co-manufacturing facilities due to the effects of climate change.

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

If any member of our network of family farms, suppliers or co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, the farms and co-manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative farms, suppliers or co-manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the farms, suppliers and co-manufacturers. As a result, our supply of eggs and other raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any contracted farmer or co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic loss. For example, in December 2019, our co-manufacturer for hard-boiled eggs conducted a voluntary Class I recall of all hard-boiled eggs produced at its facility, including ours, due to a potential listeria contamination at the production facility. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of eggs and other raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, financial condition and results of operations.

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

As an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors, and upon the expiration of our emerging growth company status, we will likely incur additional expenses in order to comply with enhanced reporting requirements.

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

We will remain an emerging growth company until the earliest of: (1) December 28, 2025; (2) the last day of the first fiscal year in which our annual gross revenue is $1.235 billion or more; (3) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities; and (4) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of the second fiscal quarter of such fiscal year. In connection with the expiration of our emerging growth company status, we will likely incur additional expenses to prepare for compliance with the enhanced disclosure requirements applicable to filers who are not emerging growth companies.

Risks Related to Information Technology and Intellectual Property

If our data or information technology systems, or the data or information technology systems of third parties upon which we rely, were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruption of our business operations, reputational harm and loss of revenue or profits.

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

If we or a third party upon whom we rely experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); competitive disadvantage; financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

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

Based on the number of shares outstanding as of March 31, 2024, our directors, and officers hold, in the aggregate, approximately 24.2% of our outstanding capital stock. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters, including, but not limited to, delaying or preventing a third party from acquiring control over us.

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

In addition, as of March 31, 2024, there were 4,447,803 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of March 31, 2024, holders of approximately 10.6 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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
•
specify that special meetings of our stockholders can be called only by our Board of Directors, the chairperson of our Board of Directors or our Chief Executive Officer;
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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of March 31, 2024, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $26.0 million for the expansion of Egg Central Station.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the 13-week period ended March 31, 2024.

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

10.1	Form of Employee Performance-Vesting Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Equity Incentive Plan.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101)

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

Vital Farms, Inc.

Dated: May 9, 2024	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2024	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial and Accounting Officer)