Form 10-Q
period 2024-06-30
Vital Farms, Inc.
filed 2024-08-08
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024 the registrant had 43,098,946 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to maintain relationships with our existing farm networks or further expand our farm networks and our plans for future farm development;
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
•
specifications and timing of our next planned egg washing and packing facility in Seymour, Indiana, and the impacts of completed or future expansions of our egg washing and packing facilities on our revenue;
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

ii

•
our estimates of future capital expenditures and the sufficiency of our cash, cash equivalents, marketable securities and availability of credit under our credit facility to meet our liquidity needs;
•
our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,173	$84,149
Investment securities, available-for-sale	19,533	32,667
Accounts receivable, net of allowance for credit losses of $514 and $550 as of June 30, 2024 and December 31, 2023, respectively	42,863	39,699
Inventories	31,448	32,895
Prepaid expenses and other current assets, net of allowance for credit losses of $117 and $227 as of June 30, 2024 and December 31, 2023, respectively	4,530	6,114
Income taxes receivable	2,663	—
Total current assets	234,210	195,524
Property, plant and equipment, net	68,327	66,839
Operating lease right-of-use assets	12,478	8,911
Goodwill and other assets	5,474	3,904
Total assets	$320,489	$275,178
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,358	$33,485
Accrued liabilities	25,928	24,218
Operating lease liabilities, current	4,085	3,057
Finance lease liabilities, current	3,620	3,255
Income taxes payable	—	1,206
Total current liabilities	66,991	65,221
Operating lease liabilities, non-current	4,387	5,771
Finance lease liabilities, non-current	9,593	10,481
Other liabilities	1,097	1,028
Total liabilities	$82,068	$82,501
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 42,971,988 and 41,684,649 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	173,498	163,325
Retained earnings	65,087	29,725
Accumulated other comprehensive loss	(168)	(377)
Total stockholders’ equity	$238,421	$192,677
Total liabilities and stockholders’ equity	$320,489	$275,178

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net revenue	$147,388	$106,445	$295,316	$225,616
Cost of goods sold	89,710	68,645	178,742	145,149
Gross profit	57,678	37,800	116,574	80,467
Operating expenses:
Selling, general and administrative	33,336	23,908	60,467	47,853
Shipping and distribution	7,203	5,853	14,799	13,679
Total operating expenses	40,539	29,761	75,266	61,532
Income from operations	17,139	8,039	41,308	18,935
Other income (expense), net:
Interest expense	(257)	(136)	(512)	(275)
Interest income	1,316	450	2,404	790
Other expense, net	(87)	(441)	(364)	(1,866)
Total other income (expense), net	972	(127)	1,528	(1,351)
Net income before income taxes	18,111	7,912	42,836	17,584
Income tax provision	1,772	1,229	7,474	3,751
Net income	16,339	6,683	35,362	13,833
Net income per share:
Basic:	$0.38	$0.16	$0.84	$0.34
Diluted:	$0.36	$0.15	$0.79	$0.32
Weighted average common shares outstanding:
Basic:	42,500,355	40,948,365	42,148,992	40,861,218
Diluted:	45,248,792	43,292,261	44,600,401	43,359,993

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net income	$16,339	$6,683	$35,362	$13,833
Other comprehensive income, before tax:
Available-for-sale debt securities:
Unrealized net holding gain	134	128	278	645
Amounts reclassified for realized gains (losses) to earnings	—	95	(1)	129
Available-for-sale debt securities, before tax	134	223	277	774
Other comprehensive income, before tax	134	223	277	774
Income tax benefit (expense) related to items of other comprehensive income	(33)	(61)	(68)	(191)
Other comprehensive income, net of tax	101	162	209	583
Comprehensive income	$16,440	$6,845	$35,571	$14,416

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances as of December 31, 2023	41,684,649	$4	$163,325	$29,725	$(377)	$192,677
Exercise of stock options	180,086	—	824	—	—	824
Vesting of restricted stock units	201,702	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(62,781)	—	(1,310)	—	—	(1,310)
Stock-based compensation expense	—	—	1,982	—	—	1,982
Other comprehensive income, net	—	—	—	—	108	108
Net income	—	—	—	19,023	—	19,023
Balances as of March 31, 2024	42,003,656	$4	$164,821	$48,748	$(269)	$213,304
Exercise of stock options	911,605	—	5,624	—	—	5,624
Vesting of restricted stock units	41,316	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(1,432)	—	(41)	—	—	(41)
Shares issued under employee stock purchase plan	16,843	—	178	—	—	178
Stock-based compensation expense	—	—	2,916	—	—	2,916
Other comprehensive income, net	—	—	—	—	101	101
Net income	—	—	—	16,339	—	16,339
Balances as of June 30, 2024	42,971,988	$4	$173,498	$65,087	$(168)	$238,421

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances as of December 25, 2022	40,746,990	$4	$155,716	$4,159	$(1,547)	$158,332
Vesting of restricted stock units	127,595	—	—	—	—	$—
Shares withheld for tax liability on vested restricted stock units	(35,535)	—	—	—	—	$—
Stock-based compensation expense	—	—	1,627	—	—	$1,627
Other comprehensive income, net	—	—	—	—	421	$421
Net income	—	—	—	7,150	—	$7,150
Balances as of March 26, 2023	40,839,050	$4	$157,343	$11,309	$(1,126)	$167,530
Exercise of stock options	307,500	—	110	—	—	$110
Vesting of restricted stock units	79,030	—	—	—	—	$—
Shares withheld for tax liability on vested restricted stock units	(3,924)	—	(636)	—	—	$(636)
Shares issued under employee stock purchase plan	11,011	—	135	—	—	$135
Stock-based compensation expense	—	—	2,060	—	—	$2,060
Other comprehensive income, net	—	—	—	—	162	$162
Net income	—	—	—	6,683	—	$6,683
Balances as of June 25, 2023	41,232,667	$4	$159,012	$17,992	$(964)	$176,044

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	26-Weeks Ended
	June 30, 2024	June 25, 2023
Cash flows from operating activities:
Net income	$35,362	$13,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,647	3,543
Reduction in the carrying amount of right-of-use assets	3,510	1,588
Amortization of available-for-sale debt securities	76	230
Amortization of debt issuance costs	19	—
Stock-based compensation expense	4,898	3,687
Deferred taxes	—	767
Unrealized loss on derivative instruments	346	847
Other	(132)	524
Net change in operating assets and liabilities	(8,644)	(6,108)
Net cash provided by operating activities	$40,082	$18,911
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,914)	(4,292)
Purchases and settlements of derivative instruments	(669)	(662)
Sales of available-for-sale debt securities	—	1,907
Maturities and call redemptions of available-for-sale debt securities	13,335	18,453
Proceeds from the sale of property, plant and equipment	1	1,054
Return of investment in variable interest entity	—	552
Net cash provided by investing activities	$5,753	$17,012
Cash flows from financing activities:
Proceeds from borrowing under revolving line of credit	—	7,500
Proceeds from exercise of stock options	6,448	110
Proceeds from issuance of common stock under employee stock purchase plan	178	135
Repayment of revolving line of credit	—	(7,500)
Payment of tax withholding obligation on vested RSU shares	(1,351)	(636)
Principal payments under finance lease obligations	(1,672)	(773)
Payment of financing costs	(414)	—
Net cash provided by (used in) financing activities	$3,189	$(1,164)
Net increase in cash and cash equivalents	49,024	34,759
Cash and cash equivalents at beginning of the period	84,149	12,914
Cash and cash equivalents at end of the period	$133,173	$47,673
Supplemental disclosure of cash flow information:
Cash paid for interest	$512	$268
Cash paid for income taxes	11,344	$1,070
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$150	$1,266

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

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the 13-week and 26-week periods ended June 30, 2024 and June 25, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2024, consolidated results of operations for the 13-week and 26-week periods ended June 30, 2024 and June 25, 2023, and consolidated cash flows for the 26-week periods ended June 30, 2024 and June 25, 2023. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week and 26-week periods ended June 30, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 29, 2024.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended June 30, 2024 and June 25, 2023 both contain operating results for 13 weeks. The fiscal year ended December 31, 2023 consisted of 53 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report. Other than the adoption of the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 26-week period ended June 30, 2024.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no new accounting pronouncements adopted by the Company during the 26-week period ended June 30, 2024.

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

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of June 30, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$19,722	$9	$(198)	$—	$19,533
Total	$19,722	$9	$(198)	$—	$19,533

The following table summarizes the Company’s available-for-sale investment securities as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$33,134	$10	$(477)	$—	$32,667
Total	$33,134	$10	$(477)	$—	$32,667

Proceeds from the sale of available-for-sale securities were $0 for the 13-week and 26-week periods ended June 30, 2024 and $1,907 for the 13-week and 26-week periods ended June 25, 2023.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of June 30, 2024 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$17,361	$17,171
Due after one year through five years	2,361	2,362
Total available-for-sale	$19,722	$19,533

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

	June 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$654	$(2)	$17,870	$(196)	$18,524	$(198)
Total	$654	$(2)	$17,870	$(196)	$18,524	$(198)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$699	$(3)	$29,247	$(474)	$29,946	$(477)
Total	$699	$(3)	$29,247	$(474)	$29,946	$(477)

As of June 30, 2024, there were 31 diversified issuances in the Company's securities portfolio in an unrealized loss position, with credit ratings ranging from BBB- to AA-. As of June 30, 2024, there are no individual bonds with unrealized losses exceeding $25, and 30 issuances have been in a loss position greater than 12 months.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months, and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that a significant number of bonds will be called early, and it does not have current liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of June 30, 2024.

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

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	June 30, 2024	December 31, 2023
Commodity:
Corn	Bushels (in thousands)	860	2,351
Soybean Meal	Tons	9	25

For the 13-week periods ended June 30, 2024 and June 25, 2023, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $87 and $402, respectively. For the 26-week periods ended June 30, 2024 and June 25, 2023, the pre-tax amount of commodity contract derivative losses recognized in other expense, net in the unaudited condensed consolidated statements of operations was $387 and $1,817, respectively.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of June 30, 2024, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$101,703	$—	$—	$101,703
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	19,533	—	19,533
Prepaid expenses and other current assets:
Derivative financial instruments	—	6	—	6
Total assets measured at fair value	$101,703	$19,539	$—	$121,242

	Fair Value Measurements as of December 31, 2023, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$64,498	$—	$—	$64,498
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	32,667	—	32,667
Derivative financial instruments	—	394	—	394
Total assets measured at fair value	$64,498	$33,061	$—	$97,559

During the 26-week period ended June 30, 2024, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Investment Securities” in Note 3.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other receivables and accounts payable, approximate their fair value due to their short-term nature.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net Revenue:
Eggs and egg-related products	$142,941	$101,785	$286,701	$214,575
Butter and butter-related products	4,447	4,660	8,615	11,041
Net Revenue	$147,388	$106,445	$295,316	$225,616

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and stick butter. The Company’s previous convenient breakfast product line (including egg bites and egg-based breakfast bars) was discontinued in 2022, and the Company’s ghee and spreadable tub butter product offerings were discontinued during the fiscal year ended December 31, 2023. The revenues related to the discontinued product lines were immaterial for the 13-week and 26-week periods ended June 30, 2024 and June 25, 2023.

During the 13-week periods ended June 30, 2024 and June 25, 2023 and 26-week periods ended June 30, 2024 and June 25, 2023, the Company had a customer that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week and 26-week periods ended June 30, 2024 and June 25, 2023 is as follows:

	Net Revenue for the 13-Weeks Ended June 30, 2024	Net Revenue for the 13-Weeks Ended June 25, 2023	Net Revenue for the 26-Weeks Ended June 30, 2024	Net Revenue for the 26-Weeks Ended June 25, 2023
Customer A	23%	25%	24%	25%

As of June 30, 2024 and December 31, 2023, the Company had customers that individually exceeded 10% or more of the Company’s accounts receivable. The percentage of accounts receivable, net due from significant customers as of June 30, 2024 and December 31, 2023 is as follows:

	Accounts Receivable, Net as of June 30, 2024	Accounts Receivable, Net as of December 31, 2023
Customer A	20%	18%
Customer B	13%	12%
Customer C	*	11%
Customer D	11%	11%
* Accounts receivable, net was less than 10%

Note 7. Allowance for Credit Losses

As of June 30, 2024 and December 31, 2023, the Company had an allowance for credit losses of $631 and $777, respectively.

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

Changes in the allowance for credit losses for the 26-week period ended June 30, 2024 were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 31, 2023	$(550)	$(227)	$(777)
Reductions (provisions) charged to operating results	284	(48)	236
Account write-offs	—	140	140
As of March 31, 2024	$(266)	$(135)	$(401)
(Provisions) reductions charged to operating results	(248)	18	(230)
Account write-offs	—	—	—
As of June 30, 2024	$(514)	$(117)	$(631)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	June 30, 2024	December 31, 2023
Eggs and egg-related products	$19,488	$25,521
Butter and butter-related products	6,978	1,697
Packaging	3,858	4,988
Pullets	315	289
Other	999	896
Reserve for inventory obsolescence	(190)	(496)
Inventories	$31,448	$32,895

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether provisions for excess or obsolete inventory reserves are required.

Note 9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the periods presented:

	June 30, 2024	December 31, 2023
Prepaid expenses	$2,568	$2,357
Other receivables, net	1,956	3,363
Derivative financial instruments	6	394
Prepaid expenses and other current assets, net	$4,530	$6,114

Note 10. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	June 30, 2024	December 31, 2023
Land	$4,055	$552
Land improvements	818	818
Buildings and improvements	30,580	30,532
Vehicles	1,100	1,055
Machinery and equipment	55,618	50,979
Leasehold improvements	491	492
Furniture and fixtures	508	461
Construction in progress	2,682	3,001
	95,852	87,890
Less: Accumulated depreciation and amortization	(27,525)	(21,051)
Property, plant and equipment, net	$68,327	$66,839

During the 13-week periods ended June 30, 2024 and June 25, 2023, depreciation of property, plant and equipment was approximately $2,350 and $1,850, respectively. During the 26-week periods ended June 30, 2024 and June 25, 2023, depreciation of property, plant and equipment was approximately $4,647 and $3,543, respectively. During the 13-week periods ended June 30, 2024 and June 25, 2023, amortization of property, plant and equipment was approximately $938 and $447, respectively. During the 26-week periods ended June 30, 2024 and June 25, 2023, amortization of property, plant and equipment was approximately $1,852 and $894, respectively. Refer to Note 11 “Leases” below for further information.

Note 11. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense for the 13-week and 26-week periods ended June 30, 2024 and June 25, 2023 are below:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Operating lease cost	$1,062	$361	$1,984	$722
Finance lease cost – amortization of right-of-use assets	938	447	$1,852	894
Finance lease cost – interest on lease liabilities	238	125	$485	257
Short-term lease cost	37	305	$69	422
Variable lease cost	2,595	2,115	$5,102	3,678
Variable lease cost – long-term supply contracts	54,429	47,064	$110,432	90,150
Total lease cost	$59,299	$50,417	$119,924	$96,123

Future undiscounted cash flows are as follows:

	As of June 30, 2024
	Operating Leases	Finance Leases
2024	$2,879	$2,203
2025	3,234	4,442
2026	3,018	4,474
2027	—	3,685
Total lease payments	9,131	14,804
Less imputed interest	(659)	(1,591)
Total present value of lease liabilities	$8,472	$13,213

During the 26-week periods ended June 30, 2024 and June 25, 2023, ROU assets obtained in exchange for new finance lease obligations were $1,173 and $4, respectively. During the 26-week periods ended June 30, 2024 and June 25, 2023, ROU assets obtained in exchange for new operating lease obligations were $5,228 and $0, respectively.

Note 12. Goodwill and Other Assets

Goodwill and other assets consisted of the following as of the periods presented:

	June 30, 2024	December 31, 2023
Goodwill	$3,858	$3,858
Software development costs	1,544	—
Other non-current assets	72	46
Goodwill and other assets	$5,474	$3,904

As of June 30, 2024, the Company has capitalized costs of $1,544 relating to development of internal-use software. This software has been developed by third-party and internal labor and has passed the preliminary project stage prior to capitalization. Amortization of the internal-use software development costs will begin once the software is placed in service.

Note 13. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	June 30, 2024	December 31, 2023
Employee-related costs	$8,725	$9,131
Promotions and customer deductions	6,896	6,982
Distribution fees and freight	2,187	2,876
Marketing and broker commissions	2,613	3,627
Purchases of inventory	1,654	525
Professional fees	1,650	1,066
Other	2,203	11
Accrued liabilities	$25,928	$24,218

Note 14. Long-Term Debt

PNC Credit Facility

In October 2017, the Company entered into a credit facility agreement with PNC Bank, National Association (the “PNC Credit Facility”), which was modified at various times between fiscal 2018 and fiscal 2023. Such amendments included (i) amendments to various definitions and covenants, (ii) waiver of a technical default in May 2020, (iii) increased borrowing capacity, (iv) elimination of a term loan and equipment loan, and (v) extension of the maturity date.

The maximum borrowing capacity under the revolving line of credit was $20.0 million, prior to its termination in April 2024 when the Company entered into a syndicated credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto (the “JPMorgan Credit Facility”). Interest on borrowings under the PNC Credit Facility's revolving line of credit, as well as loan advances thereunder, accrued at a rate, at the Company’s election at the time of borrowing, equal to (i) the secured overnight financing rate as administered by the Federal Reserve Bank of New York plus 2.00% or (ii) 1.00% plus the alternate base rate, as defined in the PNC Credit Facility.

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

JPMorgan Credit Facility

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

Any borrowings under the JPMorgan Credit Facility bear interest, at the Company’s election, at either (i) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus 0.10% plus a margin of either 0.75%, 1.00% or 1.25% depending on the Company’s net leverage ratio or (ii) an alternative base rate plus a margin or either 1.75%, 2.00% or 2.25%, depending on the Company’s net leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at either 0.20% or 0.375% per annum depending on the Company’s revolving exposure. Additionally, the Company is required to pay a participation fee on the account of each lender for each outstanding letter of credit at a rate equal to the applicable rate used to determine the interest rate applicable to term benchmark revolving loans.

The JPMorgan Credit Facility is secured by liens on substantially all of the Company’s assets, including certain intellectual property assets and investment securities. It requires the Company to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of June 30, 2024 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. As of June 30, 2024, the Company was in compliance with all covenants under the JPMorgan Credit Facility.

As of June 30, 2024, there were no outstanding amounts under the JPMorgan Credit Facility. During the 13-week periods ended June 30, 2024 and June 25, 2023, the Company recognized no interest expense related to draws on our revolving lines of credit. During the 26-week periods ended June 30, 2024 and June 25, 2023, the Company recognized interest expense related to draws on our revolving lines of credit of $0 and $7, respectively.

Note 15. Common Stock

As of June 30, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 42,971,988 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	June 30, 2024	December 31, 2023
Options to purchase common stock	2,773,253	5,123,860
Restricted stock units (“RSUs”)	695,152	675,029
Performance stock units (“PSUs”)	244,522	—
Shares available for grant under the 2020 Equity Incentive Plan and 2020 Employee Stock Purchase Plan (“2020 ESPP”)	14,913,861	12,796,409
Total	18,626,788	18,595,298

Note 16. Stock-Based Compensation

The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of the grant. Stock options generally vest ratably over three years from the date of grant, subject to the recipient’s continued service over such period, and expire 10 years from the date of grant. RSUs generally vest ratably over three years from the date of grant, subject to the recipient’s continued service over such period, and contain no other service or performance conditions. PSUs vest at the end of a three-year period based on the achievement of certain Company performance metrics and the recipient’s continued service over such period. The Company’s policy is to recognize stock-based compensation expense on a straight-line basis over the requisite service or vesting period. For awards that are contingent upon performance metrics, the probability of achievement is taken into account in the calculation of the expense to be recognized and modified as needed. Forfeitures for stock options and restricted stock awards, including RSUs and PSUs, are recognized as they occur.

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Cost of goods sold	$107	$80	$154	$133
Selling, general and administrative expense	2,809	1,366	4,744	3,554
Total	$2,916	$1,446	$4,898	$3,687

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,920,485	$10.07		$28,749
Granted	—	$—
Exercised	(1,091,691)	$5.91		$28,952
Cancelled/Forfeited	(55,541)	$22.94		$154
Outstanding as of June 30, 2024	2,773,253	$11.45	5.8	$97,955
Options exercisable as of June 30, 2024	2,008,751	$11.04	5.4	$71,781
Options vested and expected to vest as of June 30, 2024	2,773,034	$11.45	5.8	$97,955

The fair value of stock options vested during the 13-week periods ended June 30, 2024 and June 25, 2023 was $240 and $257, respectively. The fair value of stock options vested during the 26-week periods ended June 30, 2024 and June 25, 2023 was $1,900 and $1,272, respectively. As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $1,796, which is expected to be recognized over a weighted-average period of 1.46 years.

Restricted Stock Unit Activity

The following table summarizes the Company’s RSU activity since December 31, 2023:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	565,376	$14.24
Granted	407,494	$20.99
Vested[1]	(243,018)	$14.39
Forfeited	(34,700)	$16.61
Unvested as of June 30, 2024	695,152	$17.92

1 Includes 64,213 shares of common stock withheld to cover taxes on the release of vested RSUs, which became available for future grants pursuant to the 2020 Equity Incentive Plan.

The fair value of RSU shares vested during the 13-week periods ended June 30, 2024 and June 25, 2023 was $677 and $1,258, respectively. The fair value of RSU shares vested during the 26-week periods ended June 30, 2024 and June 25, 2023 was $3,580 and $2,913, respectively. As of June 30, 2024, total unrecognized stock-based compensation expense related to the RSUs was $10,156, which is expected to be recognized over a weighted-average period of 2.28 years.

Performance Stock Unit Activity

In fiscal year 2024, the Company granted PSUs to certain of its officers and other employees. These PSUs vest at the end of a three-year period dependent upon the level of achievement of certain Company performance metrics and the recipient’s continued service over such period. The number of shares that can be earned will range from 0% to 200% of the granted PSUs, based upon the Company’s level of achievement of the stated performance metrics. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable to vest as of June 30, 2024.

The following table summarizes the Company’s PSU activity since December 31, 2023:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	—
Granted	247,499	$20.99
Forfeited	(2,977)	$20.99
Unvested as of June 30, 2024	244,522	$20.99

The fair value of PSU shares vested during the 13-week and 26-week periods ended June 30, 2024 and June 25, 2023 was $- as no shares have vested as of such periods. As of June 30, 2024, total unrecognized stock-based compensation expense related to the PSUs was $8,861, which is expected to be recognized over a weighted-average period of 2.49 years.

2020 Equity Incentive Plan: In July 2020, the Company’s Board of Directors adopted the 2020 Equity Incentive Plan (“2020 Incentive Plan”), which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s Board of Directors. As of June 30, 2024, 12,367,778 shares were available for future grants of the Company’s common stock, which includes 1,667,385 shares of stock that were automatically added to the available reserve on January 1, 2024. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Company’s Board of Directors adopted the 2020 ESPP, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Company’s Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Company’s Board of Directors. As of June 30, 2024, 2,546,083 shares of the Company’s common stock were available for future issuance under the 2020 ESPP, which includes 416,846 shares of common stock that were automatically added to the available reserve on January 1, 2024. The Company’s Board of Directors authorizes six-month offering periods, with the most recent beginning on November 16, 2023.

Note 17. Income Taxes

The Company’s effective tax rate for the 13-week periods ended June 30, 2024 and June 25, 2023 was approximately 10% and 16%, respectively. The Company's effective tax rate for the 26-week periods ended June 30, 2024 and June 25, 2023 was approximately 17% and 21%, respectively. The Company’s effective tax rate for the 13-week and 26-week periods ended June 30, 2024 differs from the statutory rate due primarily to discrete tax benefits related to the exercise of non-qualified stock options and the vesting of restricted stock units.

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

Note 18. Net Income Per Share

Basic and diluted net income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Numerator:
Net income	$16,339	$6,683	$35,362	$13,833
Denominator:
Weighted average common shares outstanding — basic	42,500,355	40,948,365	42,148,992	40,861,218
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	2,139,855	2,227,020	2,044,539	2,324,262
Effect of potentially dilutive RSUs	389,866	106,478	317,531	160,193
Effect of potentially dilutive PSUs	207,040	—	71,398	—
Effect of potentially dilutive common stock issuable pursuant to the ESPP	11,676	10,398	17,941	14,320
Weighted average common shares outstanding — diluted	45,248,792	43,292,261	44,600,401	43,359,993
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.38	$0.16	$0.84	$0.34
Diluted	$0.36	$0.15	$0.79	$0.32

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Options to purchase common stock	1,933	36,865	1,401	21,629
Unvested RSUs	602	12,286	1,411	40,078
Unvested PSUs	525	-	174	-
	3,060	49,151	2,986	61,707

Note 19. Accumulated Other Comprehensive Income

The amounts reclassified from accumulated other comprehensive income (“AOCI”) to the unaudited consolidated statements of operations were as follows (in thousands):

		Amounts Reclassified from AOCI
		13-Week Period Ended
AOCI Component	Statement of Income Classification	June 30, 2024	June 25, 2023
Losses on available-for-sale securities	Other expense, net	$—	$95
	Total before tax	$—	95
	Tax benefit	$—	(26)
	Net of tax	$—	$69

		Amounts Reclassified from AOCI
		26-Week Period Ended
AOCI Component	Statement of Income Classification	June 30, 2024	June 25, 2023
Losses on available-for-sale securities	Other expense, net	$(1)	$129
	Total before tax	(1)	129
	Tax benefit	—	(32)
	Net of tax	$(1)	$97

The gross amount and related tax (expense) benefit recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	13-Weeks Ended
	June 30, 2024			June 25, 2023
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain	134	$(33)	$101	$128	$(35)	$93
Amounts reclassified for realized losses to earnings	—	—	—	95	(26)	69
Total other comprehensive income	$134	$(33)	$101	$223	$(61)	$162

	26-Weeks Ended
	June 30, 2024			June 25, 2023
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain	$278	$(68)	$210	$645	$(159)	$486
Amounts reclassified for realized losses to earnings	(1)	-	(1)	129	(32)	97
Total other comprehensive income	$277	$(68)	$209	$774	$(191)	$583

Note 20. Commitments and Contingencies

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

The Company has entered into agreements with certain qualifying suppliers to provide a one-time payment of up to $200,000, for the purpose of funding costs associated with farm start up. As of June 30, 2024, the Company has executed 31 such agreements, 2 of which were in fiscal year 2023. The payment of these incremental costs is contingent upon the achievement of certain milestones and is to be made no later than 90 days prior to the pullet placement date specified in each supplier agreement. Upon the achievement of such milestones, the Company recognizes an operating ROU asset and lease liability as a cost of obtaining the embedded lease within the supplier contract, which is included in “Leases” in Note 11. As of June 30, 2024, $4.3 million has been paid out and $1.3 million remains to be paid.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 30, 2024, the Company has not incurred any material costs as a result of such indemnification agreements.

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

On May 20, 2021, the Company and certain of its current and former officers were named as defendants in a class action complaint captioned Nicholas A. Usler et al. v. Vital Farms, Inc. et al. in the United States District Court for the Western District of Texas (the “District Court”). The plaintiffs alleged false advertising claims on behalf of themselves and a putative class of alleged consumers of the Company’s eggs. The named officers of the Company were subsequently dismissed as defendants in this matter. On July 9, 2024, a U.S. Magistrate Judge issued both an order and report and recommendation, for review and adoption by the District Court. Collectively, the order and the report and recommendation (i) denied the plaintiffs’ motion for class certification, (ii) excluded the testimony and report of the plaintiffs’ damages expert and (iii) granted summary judgment for the Company with respect to two plaintiffs and three of the plaintiffs’ state claims. The plaintiffs have filed objections to the order and report and recommendation, and the matter is ongoing. The Company believes the claims are without merit and is vigorously defending itself in this matter. Given the uncertainty of the litigation, the stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to reasonably estimate the possible loss or range of loss, if any, that may result from the claim.

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

Note 21. Related Party Transactions

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of the Company’s egg processing facilities, including site selection, project management and related services for the Company’s planned egg packing facility in Seymour, Indiana. The Company’s contract with Sandpebble for services related to the Company’s planned egg packing facility in Seymour, Indiana was awarded after a competitive bidding process. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors. In connection with the services described above, the Company paid Sandpebble $292 and $139 during the 13-week periods ended June 30, 2024 and June 25, 2023, respectively, and $540 and $255 during the 26-week periods ended June 30, 2024 and June 25, 2023, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of June 30, 2024 and June 25, 2023, amounts owed to Sandpebble were $168 and $1,126, respectively, and are included in accrued liabilities.

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

We source our eggs from a network of over 350 family farms. The cream for our butter is sourced from a network of family farms contracted by our butter supplier. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

We primarily work with our contracted egg farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. During the last quarter of fiscal 2023, as a result of increasing construction costs associated with our new egg farms, we incurred incremental farm recruitment costs that will be required to be paid in advance of these farms beginning to produce eggs, and we expect such incremental costs to continue through fiscal 2024. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to five years in length. We believe the unfavorable impact to our working capital resulting from these upfront costs could range from $10.0 million to $12.0 million during fiscal 2024. The impact to fiscal year 2023 working capital was immaterial, and the impact to our gross margin is also expected to be immaterial during the term of these agreements. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

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

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility, Egg Central Station, in Springfield, Missouri. This facility is approximately 153,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. This facility is capable of packing approximately six million eggs per day and has an SQF Excellent rating, the highest level of such certification from the Global Food Safety Initiative. Additionally, in June 2024, we announced that we are planning to locate a second egg washing and packing facility in Seymour, Indiana, which we anticipate will be fully operational in 2027. We intend to build upon the foundational key learnings and successes from our Egg Central Station facility in Missouri with this second facility and further expand our already resilient supply chain.

To date in fiscal 2024, we have purchased approximately 391 acres of farmland in Indiana for approximately $3.0 million. Our intent is to develop this farmland (along with other potential parcels to be purchased in the future) and utilize it to provide learning and development opportunities within our farm network and to help ensure adequate supply for our future egg washing and packing facility in Seymour, Indiana, while preserving the ability in the future to sell turnkey “starter farms” to interested farmers.

Our products are distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers, who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, which purchase, store, sell and deliver our products to our customers. We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers.

We have experienced consistent sales growth. We had net revenue of $147.4 million and $106.4 million, net income of $16.3 million and $6.7 million, and Adjusted EBITDA of $23.3 million and $11.3 million in the 13-week periods ended June 30, 2024 and June 25, 2023, respectively. We had net revenue of $295.3 million and $225.6 million, net income of $35.4 million and $13.8 million, and Adjusted EBITDA of $52.3 million and $25.2 million in the 26-week periods ended June 30, 2024 and June 25, 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

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

Economic Uncertainties

The current inflationary environment may affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Elevated interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. Additionally, some economic observers suggest that we should expect a higher recession risk over the next year, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets in the near term, and which could negatively affect our operations. Furthermore, such economic conditions have at times produced downward pressure on share prices. We have experienced and may continue to experience increases in our operating costs, including our labor costs and research and development costs, due to supply chain constraints, consequences associated with global health pandemics, geopolitical tensions, and employee availability and wage increases, all of which may result in additional stress on our working capital resources. We work closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of supply chain disruptions associated with such uncertainties. We currently expect to have an adequate supply of our products, packaging, and freight through fiscal year 2024.

Liquidity and Capital Resources Overview

With cash, cash equivalents and marketable securities of $152.7 million as of June 30, 2024 and $60.0 million available under our syndicated revolving credit facility agreement with JPMorgan Chase Bank, N.A. and the others lenders party thereto, or the JPMorgan Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash, cash equivalents and marketable securities as of June 30, 2024, together with cash provided by our operating activities and availability of borrowings under our JPMorgan Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. For additional information regarding our JPMorgan Credit Facility, see “Long-Term Debt” at Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 96.8%, while the household penetration for our shell eggs is approximately 8.2%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 23% and 22% of our retail sales for the 13-week periods ended June 30, 2024 and June 25, 2023, respectively and 22% and 23% for the 26-week periods ended June 30, 2024 and June 25, 2023, respectively.

As of June 30, 2024, there were approximately 24,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $142.9 million, or approximately 97%, of net revenue in the 13-week period ended June 30, 2024. Eggs and egg-related products generated $286.7 million, or approximately 97%, of net revenue in the 26-week period ended June 30, 2024. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Results of Operations

The results of operations data for the 13-week and 26-week periods ended June 30, 2024 and June 25, 2023 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended June 30, 2024 and June 25, 2023

The following table sets forth our consolidated statement of income data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	June 30, 2024		June 25, 2023
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$147,388	100%	$106,445	100%
Cost of goods sold(1)	89,710	61%	68,645	64%
Gross profit	57,678	39%	37,800	36%
Operating expenses:
Selling, general and administrative(1)	33,336	23%	23,908	22%
Shipping and distribution	7,203	5%	5,853	5%
Total operating expenses	40,539	28%	29,761	28%
Income from operations	17,139	11%	8,039	8%
Other income (expense), net:
Interest expense	(257)	—	(136)	—
Interest income	1,316	1%	450	—
Other expense, net	(87)	—	(441)	—
Total other income (expense), net	972	1%	(127)	—
Net income before income taxes	18,111	12%	7,912	7%
Income tax provision	1,772	1%	1,229	1%
Net income	16,339	11%	6,683	6%
(1)
Includes stock-based compensation expense of $107 and $80 in cost of goods sold for the 13-week periods ended June 30, 2024 and June 25, 2023, respectively, and $2,809 and $1,366 in selling, general and administrative for the 13-week periods then ended, respectively.

Net Revenue

	13-Weeks Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Net revenue	$147,388	$106,445	$40,943	38%

The increase in net revenue of $40.9 million, or 38%, was primarily driven by volume-related increases of $38.1 million and price-related increases of $2.8 million. The volume favorability was driven by accelerated demand for existing products, expanded item offerings, and store distribution at existing customers. Net revenue from sales through our retail channel was $141.9 million and $99.1 million for the 13-week periods ended June 30, 2024 and June 25, 2023, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Gross profit	$57,678	$37,800	$19,878	53%
Gross margin	39%	36%

The increase in gross profit of $19.9 million, or 53%, was driven by higher net revenue generated during the period, as well as benefits of scale and enhanced operational efficiencies. The increase in gross margin during the 13-week period ended June 30, 2024 compared to the corresponding period in the prior year was primarily driven by price/mix benefits, including price increases on our organic egg portfolio in January 2024, as well as benefits of scale, operational efficiencies and more favorable commodity and diesel costs. This was partially offset by an increase in promotional rate as well as an increase in labor and overhead costs.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$33,336	$23,908	$9,428	39%
Percentage of net revenue	23%	22%

The increase in selling, general and administrative expenses of $9.4 million, or 39%, was primarily driven by:

•
an increase of $5.7 million in employee-related costs, including stock-based compensation, and an overall increase in employee headcount to support our operations;
•
an increase of $1.7 million in marketing-related expenses;
•
an increase of $1.2 million in professional service expenses to support operational expansion;
•
an increase of $0.5 million in technology and software-related expenses to support increased operations and employee headcount; and
•
an increase of $0.3 million in brokerage-related expenses due to the expansion of the business.

Shipping and Distribution

	13-Weeks Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Shipping and distribution	$7,203	$5,853	$1,350	23%
Percentage of net revenue	5%	5%

The increase in shipping and distribution costs of $1.4 million, or 23%, was driven by higher sales volumes, partially offset by favorable linehaul and fuel rates.

Interest Expense

	13-Weeks Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Interest expense	$(257)	$(136)	$(121)	89%

The increase in interest expense of $0.1 million, or 89%, was primarily driven by an increase in finance leases, which generated an increase in interest expense related to those leases.

Interest Income

	13-Weeks Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Interest income	$1,316	$450	$866	192%

The increase in interest income of $0.9 million, or 192%, was primarily driven by higher interest income on our available-for-sale securities and marketable securities portfolios resulting from a higher balance and higher interest rates.

Other Expense, Net

	13-Weeks Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Other expense, net	$(87)	$(441)	$354	(80%)

The decrease in other expense, net of $0.4 million was primarily driven by a reduction in losses on our commodity derivative instruments during the 13-week period ended June 30, 2024 as compared to the 13-week period ended June 25, 2023.

Income Tax Provision

	13-Weeks Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Income tax provision	$1,772	$1,229	$543	44%

The increase in the income tax provision of $0.5 million, or 44%, was related to an increase in net income for the 13-week period ended June 30, 2024 as compared to the same period in the prior year, partially offset by the tax benefit of a non-qualified stock option exercises and RSU releases that occurred during the 13-week period ended June 30, 2024.

Comparison of the 26-Week Periods Ended June 30, 2024 and June 25, 2023

The following table sets forth our consolidated statement of income data expressed as a percentage of net revenue for the periods presented:

	26-Week Period Ended
	June 30, 2024		June 25, 2023
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$295,316	100%	$225,616	100%
Cost of goods sold(1)	178,742	61%	145,149	64%
Gross profit	116,574	39%	80,467	36%
Operating expenses:
Selling, general and administrative(1)	60,467	20%	47,853	21%
Shipping and distribution	14,799	5%	13,679	6%
Total operating expenses	75,266	25%	61,532	27%
Income from operations	41,308	14%	18,935	8%
Other income (expense), net:
Interest expense	(512)	—	(275)	—
Interest income	2,404	1%	790	—
Other income (expense), net	(364)	—	(1,866)	-1%
Total other income (expense), net	1,528	1%	(1,351)	-1%
Net income before income taxes	42,836	15%	17,584	8%
Income tax provision	7,474	3%	3,751	2%
Net income	$35,362	12%	$13,833	6%
(1)
Includes stock-based compensation expense of $154 and $133 in cost of goods sold for the 26-week periods ended June 30, 2024 and June 25, 2023, respectively, and $4,744 and $3,554 in selling, general and administrative for the 26-week periods then ended, respectively.

Net Revenue

	26-Week Period Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Net revenue	$295,316	$225,616	$69,700	31%

The increase in net revenue of $69.7 million, or 31%, was primarily driven by volume-related increases of $60.0 million and price-related increases of $9.7 million. The volume favorability was primarily driven by increases at both new and existing customers. Net revenue from sales through our retail channel was $284.1 million and $207.8 million for the 26-week periods ended June 30, 2024 and June 25, 2023, respectively.

Gross Profit and Gross Margin

	26-Week Period Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Gross profit	$116,574	$80,467	$36,107	45%
Gross margin	39%	36%

The increase in gross profit of $36.1 million, or 45%, was driven by higher net revenue generated during the period, as well as benefits of scale and enhanced operational efficiencies. The increase in gross margin during the 26-week period ended June 30, 2024 compared to the corresponding period in the prior year was primarily driven by price/mix benefits, including price increases on our organic egg portfolio in January 2024 and fully realizing our February 2023 price increase across the entire shell egg portfolio, as well as benefits of scale, operational efficiencies and more favorable commodity and diesel costs. This was partially offset by an increase in promotional rate as well as an increase in labor and overhead costs.

Operating Expenses

Selling, General and Administrative

	26-Week Period Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$60,467	$47,853	$12,614	26%
Percentage of net revenue	20%	21%

The increase in selling, general and administrative expenses of $12.6 million, or 26%, was primarily driven by:

•
an increase of $6.6 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations;
•
an increase of $2.2 million in professional service expenses to support operational expansion;
•
an increase of $2.1 million in marketing-related expenses;
•
an increase of $0.8 million in technology and software-related expenses to support increase operations and employee headcount; and
•
increase of $0.8 million in brokerage-related expenses due to the expansion of the business.

Shipping and Distribution

	26-Week Period Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Shipping and distribution	$14,799	$13,679	$1,120	8%
Percentage of net revenue	5%	6%

The increase in shipping and distribution costs of $1.1 million, or 8%, was driven by higher sales volumes, partially offset by favorable linehaul and fuel rates.

Interest Expense

	26-Week Period Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
Interest expense	$(512)	$(275)	$(237)	86%

The increase in interest expense of $0.2 million, or 86%, was primarily driven by an increase in finance leases, which generated an increase in interest expense related to those leases.

Interest Income

	26-Week Period Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Interest income	$2,404	$790	$1,614	204%

The increase in interest income of $1.6 million, or 204%, was primarily driven by higher interest income on our available-for-sale securities and marketable securities portfolios resulting from a higher balance and higher interest rates.

Other Expense, Net

	26-Week Period Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Other expense, net	$(364)	$(1,866)	$1,502	(80%)

The decrease in other expense, net of $1.5 million was primarily driven by a reduction in losses on our commodity derivative instruments during the 26-week period ended June 30, 2024, as compared to those in the 26-week period ended June 25, 2023.

Income Tax Provision

	26-Week Period Ended
	June 30, 2024	June 25, 2023	$ Change	% Change
	(in thousands)
Income tax provision	$7,474	$3,751	$3,723	99%

The increase in the income tax provision of $3.7 million, or 99%, was driven by an increase in net income for the 26-week period ended June 30, 2024, as compared to the same period in the prior year, partially offset by the tax benefit of non-qualified option exercises and RSU releases that occurred during the 26-week period ended June 30, 2024.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $16.3 million and $35.4 million in the 13-week and 26-week periods ended June 30, 2024, and retained earnings of $65.1 million as of June 30, 2024.

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

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. As of June 30, 2024, future minimum lease payments under non-cancelable operating leases totaled $9.1 million and future minimum lease payments under non-cancelable finance leases totaled $14.8 million. In addition, as a result of increasing construction costs associated with our new farms, we incurred incremental farm recruitment costs that will be required to be paid in advance of these farms being able to produce eggs, and we expect such incremental costs to continue through fiscal 2024. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to five years in length.

Additionally, in April 2024 we signed an agreement to acquire land in Seymour, Indiana for a planned additional egg washing and packing facility. We anticipate that we will incur approximately $8.0 million to $12.0 million in capital expenditures related to the new egg washing and packing facility in the next 12 months and will incur further expenditures in the years following. We also anticipate that we will incur approximately $20.0 million to $30.0 million in capital expenditures over the next 12 months related to the development of farms on previously acquired farmland in Indiana or the purchase and development of future parcels, with further expenditures incurred in the years following. Finally, we anticipate increased expenditures in marketing during fiscal 2024 to support progress toward our long-term marketing goals.

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

The JPMorgan Credit Facility is secured by liens on substantially all of our assets, including certain intellectual property assets and investment securities. It requires us to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. The JPMorgan Credit Facility contains other customary covenants, representations and events of default. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on our consolidated balance sheet as of June 30, 2024 are restricted in use. As of June 30, 2024, there was no outstanding balance under the JPMorgan Credit Facility, and we were in compliance with all covenants under the JPMorgan Credit Facility.

See “Long-Term Debt” at Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to the JPMorgan Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 26-week period indicated:

	26-Week Period Ended
	June 30, 2024	June 25, 2023
	(in thousands)
Net cash provided by operating activities	$40,082	$18,911
Net cash provided by investing activities	5,753	17,012
Net cash provided by (used in) financing activities	3,189	(1,164)
Net increase in cash and cash equivalents	$49,024	$34,759

Operating Activities

The increase in net cash provided by operating activities during the 26-week period ended June 30, 2024 compared to the corresponding period in the prior year was due primarily to $21.5 million higher net income earned in the current period due to gross margin improvements and better leverage of selling, general and administrative costs.

Investing Activities

The decrease in cash provided by investing activities is primarily due to an increase in purchases of property, plant and equipment during the 26-week period ended June 30, 2024 and fewer proceeds received on the maturities of available-for-sale debt securities, compared to the corresponding period in the prior year.

Financing Activities

The increase in cash provided by (used in) financing activities during the 26-week period ended June 30, 2024 compared to the corresponding period in the prior year was due primarily to an increase in the proceeds received from the exercise of stock options in the current period.

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

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
	(in thousands)		(in thousands)
Net income	$16,339	$6,683	$35,362	$13,833
Depreciation and amortization(1)	3,288	2,297	6,499	4,437
Stock-based compensation expense	2,916	1,446	4,898	3,687
Income tax provision	1,772	1,229	7,474	3,751
Interest expense	257	136	512	275
Interest income	(1,316)	(450)	(2,404)	(790)
Adjusted EBITDA	$23,256	$11,341	$52,341	$25,193

(1) Amount also reflects finance lease amortization.

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 26-week period ended June 30, 2024.

Recent Accounting Pronouncements

See the sections titled “Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements” and “—Recently Issued Accounting Pronouncements Not Yet Adopted” in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of recent accounting pronouncements.

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until such time that we are no longer an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

We will cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (2) December 31, 2025; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or the SEC. We may choose to take advantage of some but not all of these exemptions. Based on the market value of our common stock held by non-affiliates as of the last business day of our fiscal quarter ending June 30, 2024, our emerging growth company status will expire on December 29, 2024 because we will qualify as a large accelerated filer under the rules of the SEC and will be required to provide, among other items, an auditor’s attestation of management’s assessment of internal control over financial reporting required under Sarbanes-Oxley Act Section 404(b) beginning with our annual report for the year ending December 29, 2024.

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

There have been no material changes in our exposure to market risk during the 13-week and 26-week periods ended June 30, 2024 from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. For additional information regarding legal proceedings, if any, see Note 20 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements included elsewhere in this report. We are not aware of any material pending or threatened legal proceedings, other than ordinary routine litigation incidental to the business, against us that we believe could have an adverse effect on our business, operating results or financial condition.

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
•
A substantial amount of our shell egg processing occurs at our existing Egg Central Station processing facility in Missouri. Any damage or disruption at this facility may harm our business.
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
•
Our planned egg washing and packing facility in Indiana or other future expansions of our processing capacity may not provide us with the benefits we expect to receive.
•
If we fail to effectively maintain relationships within our existing farm network or further expand our farm network, or if our plans for the purchase, development and potential sale of farms do not result in the benefits we anticipate, our business, operating results and brand reputation could be harmed.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $106.4 million in the 13-week period ended June 25, 2023 to $147.4 million in the 13-week period ended June 30, 2024, our net revenue increased from $225.6 million in the 26-week period ended June 25, 2023 to $295.3 million in the 26-week period ended June 30, 2024, and our net revenue increased from $362.1 million in fiscal 2022 to $471.9 million in fiscal 2023. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

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

Shell eggs accounted for approximately 94% and 93% of our net revenue in the 13-week periods ended June 30, 2024 and June 25, 2023, respectively, and approximately 94% and 93% of our net revenue in the 26-week periods ended June 30, 2024 and June 25, 2023, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Business, Our Brand, Our Products and Our Industry

A substantial amount of our shell egg processing occurs at our existing Egg Central Station processing facility in Missouri. Any damage or disruption at this facility may harm our business.

A substantial amount of our shell egg processing occurs at our existing Egg Central Station shell egg processing facility in Missouri. Any shutdown or period of reduced production at this facility, which may be caused by regulatory noncompliance or other issues, as well as factors beyond our control, such as natural disaster, weather, fire, power or other utility interruption, work stoppage, disease outbreaks or pandemics, equipment failure or delay in raw materials delivery, could significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to replace or repair, particularly because certain of such equipment is sourced internationally. We have at times seen pricing and capacity constraints related to internationally sourced equipment, and our equipment supply chains may be further disrupted in connection with public health pandemics, geopolitical tensions and wars (such as the ongoing war between Russia and

Ukraine and the ongoing conflicts in the Middle East), inflation, trade wars or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. The property and business disruption insurance we maintain may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

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

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we are planning to expand these capabilities in the future as we continue to grow and scale our business. In June 2024, we announced plans to develop our second egg washing and packing facility in Seymour, Indiana. There is risk in our ability to effectively continue to scale production and processing and manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units.

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

Our planned egg washing and packing facility in Indiana or other future expansions of our processing capacity may not provide us with the benefits we expect to receive.

In June 2024, we announced plans to develop our second egg washing and packing facility in Seymour, Indiana. Constructing and opening this facility will require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. In addition, we will need to hire and retain more skilled crew members to operate the new facility, and we will need to recruit and retain additional family farms to supply the new facility. If we are unable to effectively staff and supply this facility, it may not meet our operational and financial expectations. Even if the new facility is brought up to full processing capacity, it may not provide us with all of the operational and financial benefits we expect to receive.

If we fail to effectively maintain relationships within our existing farm network or further expand our farm network, or if our plans for the purchase, development and potential sale of farms do not result in the benefits we anticipate, our business, operating results and brand reputation could be harmed.

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

Further risks may be presented by our plans to develop farms on our previously acquired farmland in Indiana or to purchase and develop future parcels, with the possibility of selling such farms in the future to interested farmers. We may not be able to adequately build, develop or staff such farms, and they may not result in the benefits we anticipate. The purchase, development and potential sale of these farms will require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. Any failure to maintain or expand our farm network would adversely affect our business, financial condition and results of operations.

If we fail to effectively price our products or implement price increases, our financial condition may be adversely affected.

The prices of our products are driven by a number of factors, including supply constraints, customer and consumer demand, inflation, input costs and market conditions. In response to such conditions, we have periodically increased prices on certain of our products. While we have not yet seen significant decreases in sales volume due to such price increases, if we further increase prices, we could experience declining demand for our products, decreased ability to attract new customers and lower sales volumes. If price increases result in a greater spread between the price of our products and the price of conventional or private-label products, consumers may be less willing to pay a premium for our products, particularly in times of economic uncertainty. Additionally, our retail customers may not accept such price increases or may require increased promotional activity. If we cannot effectively price our products or carry out price increases, our business, financial condition and operating results could be adversely affected.

Increased transportation and freight costs or failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, have adversely impact and are expected to continue to adversely impact our operating results.

We rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, driver shortages, trucking capacity limitations due to general increases in freight demand, employee and contractor strikes or unavailability (including due to disease outbreaks or pandemics) or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs and rising fuel costs due to international tensions and wars (including due to attacks on container ships in the Red Sea), we have seen at times during recent periods increased transportation and freight costs. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to price our products in a manner that sufficiently offsets increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors, and in many cases, our retail customers may not accept a price increase or may require price increases to occur after a specified period of time elapses. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

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

Our ability to ensure a continued supply of eggs, cream for our butter and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. Our farm network for our shell eggs is located in a geographic region we refer to as the Pasture Belt, which is a term we use that refers to the U.S. region where the weather is conducive to hens being outside as much as possible. The dairy farms that supply our cream are located primarily in Ireland. The occurrence of a natural disaster in any of these regions could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raised prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, thereby adversely affecting our business, financial condition and results of operations.

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

Our supply may also be affected by the number and size of farms that raise chickens and cows that meet our standards, changes in U.S. and global economic conditions and our ability to forecast our raw materials requirements. For example, in order to meet our standards, we require our contracted egg farms to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant, and many farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, elevated interest rates or a U.S. government shutdown could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities and the relative financial performance of raising chickens in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on one co-manufacturer for hard-boiled eggs, one co-manufacturer for bulk butter production, one co-manufacturer for stick butter, one co-manufacturer for liquid eggs and one co-packer for certain shell egg processing. While we currently have written manufacturing contracts with our co-manufacturer for bulk butter production and our co-manufacturer for stick butter, we do not currently have written manufacturing contracts with our other co-manufacturers or with our co-packer for certain shell egg processing. Due to the absence of written contracts with certain of our co-manufacturers, these co-manufacturers can generally seek to alter or terminate their relationships with us at any time, resulting in periods during which we may have limited or no ability to manufacture certain of our products.

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

In the 13-week periods ended June 30, 2024 and June 25, 2023, UNFI (which was Whole Foods’ primary distributor) accounted for approximately 23% and 25% of our net revenue, respectively. In the 26-week periods ended June 30, 2024 and June 25, 2023, respectively, UNFI accounted for approximately 24% and 25% of our net revenue, respectively. Since these distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that most of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

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

We work primarily with several pullet hatcheries that deliver chicks to a network of independent pullet farms. We do not have long-term supply contracts with these suppliers, and if a substantial portion of our current hatcheries or pullet farms were to cease doing business with us for any reason, we may have a difficult time finding and contracting with alternate hatcheries or pullet farms in sufficient scale to meet our needs, if at all. Pullet farms may also be subject to capacity constraints, and if we are unable to find independent pullet farms with sufficient capacity to receive chicks from our hatcheries, we may be unable to fulfill our customer commitments. Additionally, any disruption in the supply of laying hens for any reason, including agricultural disease such as avian influenza, natural disaster, fire, power or other utility interruption, work stoppage or other calamity, could have a material adverse effect on our business, financial condition and results of operations if we cannot replace these providers in a timely manner on acceptable terms or at all.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 23% and 22% of our retail sales in each of the 13-week periods ended June 30, 2024 and June 25, 2023, respectively, and approximately 22% and 23% of our retail sales in each of the 26-week periods ended June 30, 2024 and June 25, 2023, respectively. Kroger accounted for approximately 11% and 11% of our retail sales in the 13-week periods ended June 30, 2024 and June 25, 2023, respectively, and approximately 11% and 11% of our retail sales in each of the 26-week periods ended June 30, 2024 and June 25, 2023, respectively. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time, could negatively impact our sales and profitability.

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

Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. We saw higher packaging costs in fiscal 2023, and these elevated costs have continued into fiscal 2024. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, although we have not seen significant decreases in volume due to previous price increases, we may not be able to implement further price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes.

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

In addition, our success depends in part upon our ability to attract, train, develop and retain a sufficient number of crew members who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to win in a competitive market for top talent capable of meeting our business needs and expectations, our business and brand image may be impaired. For example, in Springfield, Missouri, where our existing Egg Central Station processing facility is located, there is a tight labor market. As a result of this tight labor market, we may be unable to attract and retain crew members with the skills we require. Additionally, substantially all of our crew members outside of our Egg Central Station facility are working remotely on a permanent basis. Although we believe we manage our operations to handle remote working conditions efficiently, it is possible that such remote work arrangements could adversely impact crew member cohesiveness, efficiency, professional development, operational agility and retention. Any failure to meet our staffing needs or any material increase in turnover rates of our crew members may adversely affect our business, financial condition and results of operations.

If we cannot maintain our company culture or focus on our purpose as we grow, our business and competitive position may be harmed.

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. We may also have difficulty maintaining our company culture as substantially all of our crew members outside of our Egg Central Station facility are working remotely on a permanent basis. If we fail to maintain our company culture or focus on our purpose, our business and competitive position may be harmed.

Our operations are geographically consolidated. A major tornado or other natural disaster within the regions in which we operate could seriously disrupt our entire business.

Our existing Egg Central Station shell egg processing facility is located in Springfield, Missouri. This facility and our network of family farms supporting our shell egg business are concentrated in the midwestern portion of the Pasture Belt. The majority of cream for our butter is sourced from farms in Ireland. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters, but a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

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

The COVID-19 pandemic, other global health pandemics, the Russia-Ukraine war, conflicts in the Middle East and other geopolitical tensions have disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. Currently, we import cream for our butter from a supplier in Ireland, which may result in increased costs or shipment delays due to the recent disruptions in the international trade markets and may result in increased exposure to potential import restrictions, increased duties or tariffs or other factors described below. Additionally, we, our suppliers and our network of family farms are dependent on equipment and other supplies imported from Europe and other locations. To the extent that disruptions to global shipping, including disruptions due to global health pandemics or geopolitical tensions or wars, negatively impact our, our suppliers’ and our network of family farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us, the farms or the co-manufacturers to comply with applicable laws and regulations, pay any applicable fees or assessments or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See the section titled “—Government Regulation” in Part I, Item 1, “Business,” of our Annual Report on Form 10-K for further information on the regulations to which we are subject.

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

In the United States, we are subject to regulation by various government agencies, including the FDA, the USDA, the Federal Trade Commission, or FTC, the Occupational Safety and Health Administration, and the Environmental Protection Agency, as well as various state and local agencies. We are also regulated outside the United States by various international regulatory bodies. In addition, we are subject to certain standards, such as GFSI standards and review by voluntary organizations, such as the Council of Better Business Bureaus’ National Advertising Division. We could incur costs, including fines, penalties, assessments and third-party claims, because of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertisement of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and the consumer protection statutes of some states.

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

We are not currently party to any material litigation. However, from time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. For example, we have not established a reserve against any potential losses related to a false advertising lawsuit filed in federal court in May 2021 by alleged consumers of our eggs on behalf of themselves and a putative class, as no class has been certified and, at this point, we cannot reasonably estimate the possible loss or range of loss, if any. Actual outcomes or losses may differ materially from any assessments and estimates we may make.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting, disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. When we lose our status as an "emerging growth company" after the end of our fiscal year ending December 29, 2024, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

We are currently an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors, and upon the expiration of our emerging growth company status, we will likely incur additional expenses in order to comply with enhanced reporting requirements.

We will remain an “emerging growth company,” as defined in the JOBS Act, until December 29, 2024, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors.

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

Effective as of December 29, 2024, we will be a large accelerated filer, which will increase our costs and demands on management.

As a result of the market value of our common stock held by non-affiliates as of June 30, 2024, we will be a large accelerated filer as of December 29, 2024, and we will therefore no longer qualify as an emerging growth company. As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
compliance with any requirements that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
compliance with the required public company effective dates for any new or revised accounting standards;
•
the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•
the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and may cause management and other personnel to divert attention from operational and other business matters to devote increased time to public company reporting requirements. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to a large accelerated filer, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our common shares.

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

Such risks may be increased by the fact that substantially all of our crew members outside of our Egg Central Station facility are working remotely on a permanent basis. Technologies and security systems in place at our crew members’ homes may be less secure than those used in a physical office, and while we have implemented controls and safeguards to help protect our systems as our crew members work from home, there can be no assurance that these measures will be effective.

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

In addition, as of June 30, 2024, there were 3,468,405 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

Further, based on shares outstanding as of June 30, 2024, holders of approximately 11.9 million shares of our capital stock and certain shares that may be issued in the future upon exercise or vesting of outstanding equity awards, have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of June 30, 2024, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $26.0 million for the expansion of our Egg Central Station facility in Springfield, Missouri.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the 13-week period ended June 30, 2024, certain of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Kathryn McKeon, Chief Marketing Officer	Adoption	May 28, 2024	X		47,164		February 28, 2025
Peter Pappas, Chief Sales Officer	Adoption	June 14, 2024	X		99,526		June 15, 2025

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

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

10.1+	Transition Agreement between the Registrant and Jason Dale, dated as of April 3, 2024.
10.2	Credit Agreement, by and among the Registrant, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 9, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Vital Farms, Inc.

Dated: August 8, 2024	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2024	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial and Accounting Officer)