Form 10-Q
period 2024-09-29
Vital Farms, Inc.
filed 2024-11-07
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2024

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

As of November 4, 2024 the registrant had 43,789,647 shares of common stock, $0.0001 par value per share, outstanding.

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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 29, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$149,534	$84,149
Investment securities, available-for-sale	13,480	32,667
Accounts receivable, net of allowance for credit losses of $559 and $550 as of September 29, 2024 and December 31, 2023, respectively	47,752	39,699
Inventories	33,392	32,895
Prepaid expenses and other current assets, net of allowance for credit losses of $192 and $227 as of September 29, 2024 and December 31, 2023, respectively	6,446	6,114
Income taxes receivable	990	—
Total current assets	251,594	195,524
Property, plant and equipment, net	69,269	66,839
Operating lease right-of-use assets	17,324	8,911
Goodwill and other assets	6,481	3,904
Total assets	$344,668	$275,178
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,883	$33,485
Accrued liabilities	33,345	24,218
Operating lease liabilities, current	4,665	3,057
Finance lease liabilities, current	3,852	3,255
Income taxes payable	—	1,206
Total current liabilities	77,745	65,221
Operating lease liabilities, non-current	3,675	5,771
Finance lease liabilities, non-current	9,023	10,481
Other liabilities	865	1,028
Total liabilities	$91,308	$82,501
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of September 29, 2024 and December 31, 2023; no shares issued and outstanding as of September 29, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of September 29, 2024 and December 31, 2023; 43,705,476 and 41,684,649 shares issued and outstanding as of September 29, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	180,887	163,325
Retained earnings	72,533	29,725
Accumulated other comprehensive loss	(64)	(377)
Total stockholders’ equity	$253,360	$192,677
Total liabilities and stockholders’ equity	$344,668	$275,178

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net revenue	$145,002	$110,429	$440,318	$336,046
Cost of goods sold	91,526	73,764	270,268	218,913
Gross profit	53,476	36,665	170,050	117,133
Operating expenses:
Selling, general and administrative	36,102	25,081	96,569	72,935
Shipping and distribution	8,134	6,355	22,933	20,034
Total operating expenses	44,236	31,436	119,502	92,969
Income from operations	9,240	5,229	50,548	24,164
Other income (expense), net:
Interest expense	(259)	(238)	(771)	(513)
Interest income	1,407	707	3,811	1,497
Other expense, net	(6)	(642)	(370)	(2,508)
Total other income (expense), net	1,142	(173)	2,670	(1,524)
Net income before income taxes	10,382	5,056	53,218	22,640
Income tax provision	2,936	533	10,410	4,284
Net income	7,446	4,523	42,808	18,356
Net income per share:
Basic:	$0.17	$0.11	$1.01	$0.45
Diluted:	$0.16	$0.10	$0.95	$0.42
Weighted average common shares outstanding:
Basic:	43,249,234	41,375,008	42,517,088	41,037,778
Diluted:	45,463,862	43,135,579	44,923,684	43,299,898

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net income	$7,446	$4,523	$42,808	$18,356
Other comprehensive income, before tax:
Available-for-sale debt securities:
Unrealized net holding gain	138	271	416	916
Amounts reclassified for realized gains (losses) to earnings	—	53	(1)	182
Available-for-sale debt securities, before tax	138	324	415	1,098
Other comprehensive income, before tax	138	324	415	1,098
Income tax expense related to items of other comprehensive income	(34)	(85)	(102)	(276)
Other comprehensive income, net of tax	104	239	313	822
Comprehensive income	$7,550	$4,762	$43,121	$19,178

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances as of December 31, 2023	41,684,649	$4	$163,325	$29,725	$(377)	$192,677
Exercise of stock options	180,086	—	824	—	—	824
Vesting of restricted stock units	201,702	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(62,781)	—	(1,310)	—	—	(1,310)
Stock-based compensation expense	—	—	1,982	—	—	1,982
Other comprehensive income, net	—	—	—	—	108	108
Net income	—	—	—	19,023	—	19,023
Balances as of March 31, 2024	42,003,656	$4	$164,821	$48,748	$(269)	$213,304
Exercise of stock options	911,605	—	5,624	—	—	5,624
Vesting of restricted stock units	41,316	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(1,432)	—	(41)	—	—	(41)
Shares issued under employee stock purchase plan	16,843	—	178	—	—	178
Stock-based compensation expense	—	—	2,916	—	—	2,916
Other comprehensive income, net	—	—	—	—	101	101
Net income	—	—	—	16,339	—	16,339
Balances as of June 30, 2024	42,971,988	$4	$173,498	$65,087	$(168)	$238,421
Exercise of stock options	726,310	—	4,857	—	—	4,857
Vesting of restricted stock units	10,693	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(3,515)	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	2,674	—	—	2,674
Other comprehensive income, net	—	—	—	—	104	104
Net income	—	—	—	7,446	—	7,446
Balances as of September 29, 2024	43,705,476	$4	$180,887	$72,533	$(64)	$253,360

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances as of December 25, 2022	40,746,990	$4	$155,716	$4,159	$(1,547)	$158,332
Vesting of restricted stock units	127,595	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(35,535)	—	—	—	—	—
Stock-based compensation expense	—	—	1,627	—	—	1,627
Other comprehensive income, net	—	—	—	—	421	421
Net income	—	—	—	7,150	—	7,150
Balances as of March 26, 2023	40,839,050	$4	$157,343	$11,309	$(1,126)	$167,530
Exercise of stock options	307,500	—	110	—	—	$110
Vesting of restricted stock units	79,030	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(3,924)	—	(636)	—	—	(636)
Shares issued under employee stock purchase plan	11,011	—	135	—	—	135
Stock-based compensation expense	—	—	2,060	—	—	2,060
Other comprehensive income, net	—	—	—	—	162	162
Net income	—	—	—	6,683	—	6,683
Balances as of June 25, 2023	41,232,667	$4	$159,012	$17,992	$(964)	$176,044
Exercise of stock options	335,000	—	286	—	—	286
Vesting of restricted stock units	9,525		—		—	—
Shares withheld for tax liability on vested restricted stock units	(2,743)		(32)		—	(32)
Stock-based compensation expense	—	—	1,815	—	—	1,815
Other comprehensive income, net	—	—	—	—	239	239
Net income	—	—	—	4,523	—	4,523
Balances as of September 24, 2023	41,574,449	$4	$161,081	$22,515	$(725)	$182,875

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	39-Weeks Ended
	September 29, 2024	September 24, 2023
Cash flows from operating activities:
Net income	$42,808	$18,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,978	5,595
Reduction in the carrying amount of right-of-use assets	5,644	2,787
Amortization of available-for-sale debt securities	96	341
Amortization of debt issuance costs	39	—
Stock-based compensation expense	7,572	5,502
Deferred taxes	(267)	1,082
Unrealized loss on derivative instruments	394	761
Other	926	363
Net change in operating assets and liabilities	(14,147)	(7,610)
Net cash provided by operating activities	$50,043	$27,177
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,482)	(9,138)
Purchases of available-for-sale debt securities	—	(982)
Purchases and settlements of derivative instruments	(669)	(1,264)
Sales of available-for-sale debt securities	—	2,895
Maturities and call redemptions of available-for-sale debt securities	19,505	25,228
Proceeds from the sale of property, plant and equipment	1	1,056
Return of investment in variable interest entity	—	552
Net cash provided by investing activities	$8,355	$18,347
Cash flows from financing activities:
Proceeds from borrowing under revolving line of credit	—	7,500
Proceeds from exercise of stock options	11,305	396
Proceeds from issuance of common stock under employee stock purchase plan	178	135
Repayment of revolving line of credit	—	(7,500)
Payment of tax withholding obligation on vested restricted stock unit shares	(1,493)	(668)
Principal payments under finance lease obligations	(2,589)	(1,491)
Payment of financing costs	(414)	—
Net cash provided by (used in) financing activities	$6,987	$(1,628)
Net increase in cash and cash equivalents	65,385	43,896
Cash and cash equivalents at beginning of the period	84,149	12,914
Cash and cash equivalents at end of the period	$149,534	$56,810
Supplemental disclosure of cash flow information:
Cash paid for interest	$732	$507
Cash paid for income taxes	$12,873	$3,189
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$433	$667

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

The accompanying unaudited condensed consolidated financial statements as of September 29, 2024 and for the 13-week and 39-week periods ended September 29, 2024 and September 24, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 29, 2024, consolidated results of operations for the 13-week and 39-week periods ended September 29, 2024 and September 24, 2023, and consolidated cash flows for the 39-week periods ended September 29, 2024 and September 24, 2023. Such adjustments are of a normal and recurring nature and certain reclassifications of previously reported amounts have been made to conform to the current year presentation. The condensed consolidated balance sheet as of December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week and 39-week periods ended September 29, 2024 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 29, 2024.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended September 29, 2024 and September 24, 2023 both contain operating results for 13 weeks. The fiscal year ended December 31, 2023 consisted of 53 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. Other than the adoption of the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 39-week period ended September 29, 2024.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no new accounting pronouncements adopted by the Company during the 39-week period ended September 29, 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures (“ASU 2023-07”) in order to improve stockholders’ understanding of an entity’s business activities through enhanced disclosures around reportable segments. ASU 2023-07 will require incremental and more detailed disclosure regarding segment expenses on both an annual and interim basis. For public companies ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company plans to adopt the standard for the year ended December 29, 2024 and will thus include any additional disclosures in its Annual Report on Form 10-K for the current fiscal year.

In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public companies, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning December 30, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2023-09 on its consolidated financial statements.

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of September 29, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$13,531	$17	$(68)	$—	$13,480
Total	$13,531	$17	$(68)	$—	$13,480

The following table summarizes the Company’s available-for-sale investment securities as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$33,134	$10	$(477)	$—	$32,667
Total	$33,134	$10	$(477)	$—	$32,667

Proceeds from the sale of available-for-sale securities were $0 for the 13-week and 39-week periods ended September 29, 2024 and $988 and $2,895 for the 13-week and 39-week periods ended September 24, 2023.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of September 29, 2024 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$12,518	$12,456
Due after one year through five years	1,013	1,024
Total available-for-sale	$13,531	$13,480

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

	September 29, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$-	$-	$11,801	$(68)	$11,801	$(68)
Total	$-	$-	$11,801	$(68)	$11,801	$(68)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$699	$(3)	$29,247	$(474)	$29,946	$(477)
Total	$699	$(3)	$29,247	$(474)	$29,946	$(477)

As of September 29, 2024, there were 17 diversified issuances in the Company’s securities portfolio in an unrealized loss position, with credit ratings ranging from BBB- to AA-. As of September 29, 2024, there are no individual bonds with unrealized losses exceeding $8, and 17 issuances have been in a loss position greater than 12 months.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months, and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that a significant number of bonds will be called early, and it does not have current liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of September 29, 2024.

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

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	September 29, 2024	December 31, 2023
Commodity:
Corn	Bushels (in thousands)	860	2,351
Soybean Meal	Tons	—	25

For the 13-week periods ended September 29, 2024 and September 24, 2023, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $6 and $588, respectively. For the 39-week periods ended September 29, 2024 and September 24, 2023, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $393 and $2,405, respectively.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of September 29, 2024, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$109,157	$—	$—	$109,157
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	13,480	—	13,480
Total assets measured at fair value	$109,157	$13,480	$—	$122,637

	Fair Value Measurements as of December 31, 2023, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$64,498	$—	$—	$64,498
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	32,667	—	32,667
Derivative financial instruments	—	394	—	394
Total assets measured at fair value	$64,498	$33,061	$—	$97,559

During the 39-week period ended September 29, 2024, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Investment Securities” in Note 3 above.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other receivables and accounts payable, approximate their fair value due to their short-term nature.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net Revenue:
Eggs and egg-related products	$138,142	$103,887	$424,863	$318,462
Butter and butter-related products	6,860	6,542	15,455	17,584
Net Revenue	$145,002	$110,429	$440,318	$336,046

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and stick butter. The Company’s previous convenient breakfast product line (including egg bites and egg-based breakfast bars) was discontinued in 2022, and the Company’s ghee and spreadable tub butter product offerings were discontinued in 2023. The revenues related to the discontinued product lines were immaterial for the 13-week and 39-week periods ended September 29, 2024 and September 24, 2023.

During the 13-week periods ended September 29, 2024 and September 24, 2023 and 39-week periods ended September 29, 2024 and September 24, 2023, the Company had customers that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week and 39-week periods ended September 29, 2024 and September 24, 2023 is as follows:

	Net Revenue for the 13-Weeks Ended September 29, 2024	Net Revenue for the 13-Weeks Ended September 24, 2023	Net Revenue for the 39-Weeks Ended September 29, 2024	Net Revenue for the 39-Weeks Ended September 24, 2023
Customer A	24%	24%	24%	25%
Customer B	10%	*	10%	*
* Net revenue was less than 10%

As of September 29, 2024 and December 31, 2023, the Company had customers that individually exceeded 10% or more of the Company’s accounts receivable. The percentage of accounts receivable, net due from significant customers as of September 29, 2024 and December 31, 2023 is as follows:

	Accounts Receivable, Net as of September 29, 2024	Accounts Receivable, Net as of December 31, 2023
Customer A	14%	18%
Customer B	10%	12%
Customer C	*	11%
Customer D	10%	11%
Customer E	14%	*
* Accounts receivable, net was less than 10%

Note 7. Allowance for Credit Losses

As of September 29, 2024 and December 31, 2023, the Company had an allowance for credit losses of $751 and $777, respectively.

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

Changes in the allowance for credit losses for the 39-week period ended September 29, 2024 were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 31, 2023	$(550)	$(227)	$(777)
Reductions (provisions) charged to operating results	284	(48)	236
Account write-offs	—	140	140
As of March 31, 2024	$(266)	$(135)	$(401)
(Provisions) reductions charged to operating results	(248)	18	(230)
Account write-offs	—	—	—
As of June 30, 2024	$(514)	$(117)	$(631)
(Provisions) reductions charged to operating results	(45)	(75)	(120)
Account write-offs	—	—	—
As of September 29, 2024	$(559)	$(192)	$(751)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	September 29, 2024	December 31, 2023
Eggs and egg-related products	$18,980	$25,521
Butter and butter-related products	8,344	1,697
Packaging	4,158	4,988
Pullets	847	289
Other	1,236	896
Reserve for inventory obsolescence	(173)	(496)
Inventories	$33,392	$32,895

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether provisions for excess or obsolete inventory reserves are required.

Note 9. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	September 29, 2024	December 31, 2023
Land	$6,549	$552
Land improvements	818	818
Buildings and improvements	30,502	30,532
Vehicles	1,179	1,055
Machinery and equipment	56,672	50,979
Leasehold improvements	491	492
Furniture and fixtures	535	461
Construction in progress	3,216	3,001
	99,962	87,890
Less: Accumulated depreciation and amortization	(30,693)	(21,051)
Property, plant and equipment, net	$69,269	$66,839

During the 13-week periods ended September 29, 2024 and September 24, 2023, depreciation of property, plant and equipment was approximately $2,331 and $2,052, respectively. During the 39-week periods ended September 29, 2024 and September 24, 2023, depreciation of property, plant and equipment was approximately $6,978 and $5,595, respectively.

Note 10. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense for the 13-week and 39-week periods ended September 29, 2024 and September 24, 2023 are below:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Operating lease cost	$1,271	$411	$3,255	$1,133
Finance lease cost – amortization of ROU assets	999	808	$2,851	1,702
Finance lease cost – interest on lease liabilities	238	238	$723	495
Short-term lease cost	39	316	$107	738
Variable lease cost	2,971	973	$8,073	4,651
Variable lease cost – long-term supply contracts	54,496	48,453	$164,928	138,603
Total lease cost	$60,014	$51,199	$179,937	$147,322

Future undiscounted cash flows are as follows:

	As of September 29, 2024
	Operating Leases	Finance Leases
2024	$2,430	$1,150
2025	3,434	4,633
2026	3,018	4,670
2027	—	3,850
Total lease payments	8,882	14,303
Less imputed interest	(542)	(1,428)
Total present value of lease liabilities	$8,340	$12,875

During the 39-week periods ended September 29, 2024 and September 24, 2023, ROU assets obtained in exchange for new finance lease obligations were $1,753 and $7,132, respectively. During the 39-week periods ended September 29, 2024 and September 24, 2023, ROU assets obtained in exchange for new operating lease obligations were $11,203 and $703, respectively.

Note 11. Goodwill and Other Assets

Goodwill and other assets consisted of the following as of the periods presented:

	September 29, 2024	December 31, 2023
Goodwill	$3,858	$3,858
Software development costs	2,577	—
Other non-current assets	46	46
Goodwill and other assets	$6,481	$3,904

As of September 29, 2024, the Company has capitalized costs of $2,577 relating to cloud computing arrangement implementation costs. This software has been developed by third-party and internal labor and has passed the preliminary project stage prior to capitalization. Amortization of the cloud computing arrangement implementation costs will begin once the software is placed in service.

Note 12. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	September 29, 2024	December 31, 2023
Employee-related costs	$15,349	$9,131
Promotions and customer deductions	8,787	6,982
Distribution fees and freight	2,427	2,876
Marketing and broker commissions	3,374	3,627
Purchases of inventory	1,648	525
Professional fees	1,338	1,066
Other	422	11
Accrued liabilities	$33,345	$24,218

Note 13. Long-Term Debt

PNC Credit Facility

In October 2017, the Company entered into a credit facility agreement with PNC Bank, National Association (the “PNC Credit Facility”), which was modified at various times between fiscal 2018 and fiscal 2023. Such amendments included (i) amendments to various definitions and covenants, (ii) waiver of a technical default in May 2020, (iii) increased borrowing capacity, (iv) elimination of a term loan and equipment loan, and (v) extension of the maturity date. The PNC Credit Facility was terminated on April 9, 2024 when the Company entered into a syndicated credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto (the “JPMorgan Credit Facility”).

The maximum borrowing capacity under the PNC Credit Facility’s revolving line of credit was $20.0 million. Interest on borrowings under the revolving line of credit, as well as loan advances thereunder, accrued at a rate, at the Company’s election at the time of borrowing, equal to (i) the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York plus 2.00% or (ii) 1.00% plus the alternate base rate, as defined in the PNC Credit Facility.

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

The JPMorgan Credit Facility is secured by liens on substantially all of the Company’s assets, including certain intellectual property assets and investment securities. It requires the Company to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of September 29, 2024 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. As of September 29, 2024, the Company was in compliance with all covenants under the JPMorgan Credit Facility.

As of September 29, 2024, there were no outstanding amounts under the JPMorgan Credit Facility. During the 13-week periods ended September 29, 2024 and September 24, 2023, the Company recognized no interest expense related to draws on our revolving lines of credit. During the 39-week periods ended September 29, 2024 and September 24, 2023, the Company recognized interest expense related to draws on our revolving lines of credit of $0 and $7, respectively.

Note 14. Common Stock

As of September 29, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 43,705,476 shares were issued and outstanding.

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock, if any. Each share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Company’s Board of Directors (the “Board of Directors”), if any, subject to the preferential dividend rights of preferred stock, if any. No cash dividends were declared or paid during the periods presented.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	September 29, 2024	December 31, 2023
Options to purchase common stock	2,043,194	3,920,485
Restricted stock units (“RSUs”)	649,956	565,376
Performance stock units (“PSUs”)	238,704	—
Shares available for grant under the 2020 Equity Incentive Plan (“2020 Incentive Plan”) and 2020 Employee Stock Purchase Plan (“2020 ESPP”)	14,964,423	13,313,326
Total	17,896,277	17,799,187

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

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Cost of goods sold	$72	$61	$226	$194
Selling, general and administrative expense	2,602	1,754	7,346	5,308
Total	$2,674	$1,815	$7,572	$5,502

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,920,485	$10.07		$28,749
Granted	—	$—
Exercised	(1,818,001)	$6.22		$47,872
Cancelled/Forfeited	(59,290)	$22.59		$225
Outstanding as of September 29, 2024	2,043,194	$13.13	5.4	$44,959
Options exercisable as of September 29, 2024	1,630,749	$12.47	4.9	$36,949
Options vested and expected to vest as of September 29, 2024	2,043,194	$13.13	5.4	$44,959

The fair value of stock options vested during the 13-week periods ended September 29, 2024 and September 24, 2023 was $1,065 and $1,633, respectively. The fair value of stock options vested during the 39-week periods ended September 29, 2024 and September 24, 2023 was $2,965 and $2,905, respectively. As of September 29, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $1,347, which is expected to be recognized over a weighted-average period of 1.37 years.

Restricted Stock Unit Activity

The following table summarizes the Company’s RSU activity since December 31, 2023:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	565,376	$14.24
Granted	415,014	$22.46
Vested[1]	(253,711)	$14.40
Forfeited	(76,723)	$16.89
Unvested as of September 29, 2024	649,956	$19.12

1 Includes 67,728 shares of common stock withheld to cover taxes on the release of vested RSUs, which became available for future grants pursuant to the 2020 Equity Incentive Plan.

The fair value of RSU shares vested during the 13-week periods ended September 29, 2024 and September 24, 2023 was $75 and $113, respectively. The fair value of RSU shares vested during the 39-week periods ended September 29, 2024 and September 24, 2023 was $3,655 and $3,026, respectively. As of September 29, 2024, total unrecognized stock-based compensation expense related to the RSUs was $9,484, which is expected to be recognized over a weighted-average period of 2.09 years.

Performance Stock Unit Activity

In fiscal year 2024, the Company granted PSUs to certain of its officers and other employees. These PSUs vest at the end of a three-year period dependent upon the level of achievement of certain Company performance metrics and the recipient’s continued service over such period. The number of shares that can be earned will range from 0% to 200% of the granted PSUs, based upon the Company’s level of achievement of the stated performance metrics. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable to vest as of September 29, 2024.

The following table summarizes the Company’s PSU activity since December 31, 2023:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	—	$—
Granted	255,019	$21.73
Forfeited	(16,315)	$20.99
Unvested as of September 29, 2024	238,704	$21.78

The fair value of PSU shares vested during the 13-week and 39-week periods ended September 29, 2024 and September 24, 2023 was $0 as no shares have vested as of such periods. As of September 29, 2024, total unrecognized stock-based compensation expense related to the PSUs was $8,460, which is expected to be recognized over a weighted-average period of 2.30 years.

2020 Equity Incentive Plan: In July 2020, the Board of Directors adopted the 2020 Incentive Plan, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of Directors. As of September 29, 2024, 12,418,340 shares were available for future grants of the Company’s common stock, which includes 1,667,385 shares of stock that were automatically added to the available reserve on January 1, 2024. Awards issued under the 2020 Incentive Plan generally have a three-year ratable vesting period beginning on the date of grant.

Employee Stock Purchase Plan: In July 2020, the Board of Directors adopted the 2020 ESPP, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to eligible employees of the Company or, as designated by the Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Board of Directors. As of September 29, 2024, 2,546,083 shares of the Company’s common stock were available for future issuance under the 2020 ESPP, which includes 416,846 shares of common stock that were automatically added to the available reserve on January 1, 2024. The Board of Directors authorizes six-month offering periods, with the most recent beginning on May 16, 2024.

Note 16. Income Taxes

The Company’s effective tax rate for the 13-week periods ended September 29, 2024 and September 24, 2023 was approximately 28% and 11%, respectively. The Company's effective tax rate for the 39-week periods ended September 29, 2024 and September 24, 2023 was approximately 20% and 19%, respectively. The Company’s effective tax rate for the 13-week and 39-week periods ended September 29, 2024 differs from the statutory rate due primarily to discrete tax benefits related to the exercise of non-qualified stock options and the vesting of restricted stock units.

For interim periods, the Company's income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s estimated annual effective tax rate differs from the federal statutory rate of 21% due to state taxes, permanent differences related to the exercise of stock options and the impact of compensation deduction limitations under Internal Revenue Code Section 162(m).

Note 17. Net Income Per Share

Basic and diluted net income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Numerator:
Net income	$7,446	$4,523	$42,808	$18,356
Denominator:
Weighted average common shares outstanding — basic	43,249,234	41,375,008	42,517,088	41,037,778
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	1,600,181	1,724,406	1,932,870	2,133,359
Effect of potentially dilutive RSUs	380,166	33,359	342,086	116,781
Effect of potentially dilutive PSUs	234,211	—	127,606	—
Effect of potentially dilutive common stock issuable pursuant to the ESPP	70	2,806	4,034	11,980
Weighted average common shares outstanding — diluted	45,463,862	43,135,579	44,923,684	43,299,898
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$0.17	$0.11	$1.01	$0.45
Diluted	$0.16	$0.10	$0.95	$0.42

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Options to purchase common stock	-	434	499	14,287
Unvested RSUs	1,668	47,789	4,972	8,362
Unvested PSUs	540	-	2,115	-
	2,208	48,223	7,586	22,649

Note 18. Accumulated Other Comprehensive Income

The amounts reclassified from accumulated other comprehensive income (“AOCI”) to the unaudited consolidated statements of operations were as follows (in thousands):

		Amounts Reclassified from AOCI
		13-Week Period Ended
AOCI Component	Statement of Income Classification	September 29, 2024	September 24, 2023
Losses on available-for-sale securities	Other expense, net	$—	$53
	Total before tax	$—	53
	Tax benefit	$—	(14)
	Net of tax	$—	$39

		Amounts Reclassified from AOCI
		39-Week Period Ended
AOCI Component	Statement of Income Classification	September 29, 2024	September 24, 2023
Losses on available-for-sale securities	Other expense, net	$(1)	$182
	Total before tax	(1)	182
	Tax benefit	—	(46)
	Net of tax	$(1)	$136

The gross amount and related tax (expense) benefit recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	13-Weeks Ended
	September 29, 2024			September 24, 2023
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain	138	$(34)	$104	$271	$(71)	$200
Amounts reclassified for realized losses to earnings	—	—	—	53	(14)	39
Total other comprehensive income	$138	$(34)	$104	$324	$(85)	$239

	39-Weeks Ended
	September 29, 2024			September 24, 2023
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain	$416	$(102)	$314	$916	$(230)	$686
Amounts reclassified for realized losses to earnings	(1)	-	(1)	182	(46)	136
Total other comprehensive income	$415	$(102)	$313	$1,098	$(276)	$822

Note 19. Commitments and Contingencies

Supplier Contracts: The Company purchases its egg inventories under long-term supply contracts with farms. Purchase commitments contained in these arrangements are variable and dependent on the quantity of eggs produced by the farms. Accordingly, there are no estimable future purchase commitments associated with these supplier contracts, and there are no minimum payments associated with these long-term supply contracts. The Company records the total cost of eggs into inventory and they are expensed to cost of goods sold when the associated eggs are sold to customers and are also reported as part of the Company’s variable lease cost.

The Company has entered into agreements with certain qualifying suppliers to provide a one-time payment of up to $200,000, for the purpose of funding costs associated with farm startup. The payment of these incremental costs is contingent upon the achievement of certain milestones and is to be made no later than 90 days prior to the pullet placement date specified in each supplier agreement. Upon the achievement of such milestones, the Company recognizes an operating ROU asset and lease liability as a cost of obtaining the embedded lease within the supplier contract, which is included in “Leases” in Note 10 above. As of September 29, 2024, $9.4 million has been paid out and $1.8 million remains to be paid.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of the Board of Directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 29, 2024, the Company has not incurred any material costs as a result of such indemnification agreements.

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

On May 20, 2021, the Company and certain of its current and former officers were named as defendants in a class action complaint captioned Nicholas A. Usler et al. v. Vital Farms, Inc. et al. in the United States District Court for the Western District of Texas (the “District Court”). The plaintiffs alleged false advertising claims on behalf of themselves and a putative class of alleged consumers of the Company’s eggs. The named officers of the Company were subsequently dismissed as defendants in this matter. On July 9, 2024, a U.S. Magistrate Judge issued an order and report and recommendation, for review and adoption by the District Court. Collectively, the order and the report and recommendation (i) denied the plaintiffs’ motion for class certification, (ii) excluded the testimony and report of the plaintiffs’ damages expert and (iii) granted summary judgment for the Company with respect to two plaintiffs and three of the plaintiffs’ state claims. On September 23, 2024, the Magistrate Judge’s order and report and recommendation was adopted by the District Court, and the plaintiffs did not appeal the District Court’s ruling within the required timeline. Although the District Court’s order foreclosed the matter proceeding as a class action, the plaintiffs may choose to proceed with remaining individual claims. However, the Company does not anticipate that these claims would be material to the Company individually or in the aggregate.

Although the Company maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions and caps on amounts recoverable. Even if the Company believes a claim is covered by insurance, insurers may dispute the Company’s entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of the Company’s recovery. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company records a liability for the loss. If the loss is not probable or the amount of the loss cannot be reasonably estimated, the Company discloses the claim if the likelihood of a potential loss is reasonably possible.

Note 20. Related Party Transactions

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of the Company’s egg processing facilities, including site selection, project management and related services for the Company’s planned egg packing facility in Seymour, Indiana. The Company’s contract with Sandpebble for services related to the Company’s planned egg packing facility in Seymour, Indiana was awarded after a competitive bidding process. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Board of Directors. In connection with the services described above, the Company paid Sandpebble $213 and $158 during the 13-week periods ended September 29, 2024 and September 24, 2023, respectively, and $753 and $413 during the 39-week periods ended September 29, 2024 and September 24, 2023, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of September 29, 2024 and September 24, 2023, amounts owed to Sandpebble were $122 and $347, respectively, and are included in accrued liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors,” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report. The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report and the audited financial information and the notes thereto included in our latest Annual Report.

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

Our purpose is rooted in a commitment to Conscious Capitalism, which prioritizes the long-term benefits of each of our stakeholders (farmers and suppliers, customers and consumers, communities and the environment, crew members and stockholders). We make decisions based on what is sustainable for all our stakeholders. Our collective sustainable business practices will enable us to fulfill our purpose of improving the lives of people, animals, and the planet through food, now and long into the future. For us, it is not about short-term outcomes or a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes, for everyone, over time. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our January 2022 recertification as a Certified B Corporation, a designation reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability. We are in the process of seeking recertification as a Certified B Corporation, which is required every three years.

We source our eggs from a network of over 375 family farms. The cream for our butter is sourced from a network of family farms contracted by our butter supplier. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

We primarily work with our contracted egg farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. During the last quarter of fiscal 2023, as a result of increasing construction costs associated with our new egg farms, we incurred incremental farm recruitment costs that will be required to be paid in advance of these farms beginning to produce eggs, and we expect such incremental costs to continue through fiscal 2024. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to five years in length. We believe the unfavorable impact to our working capital resulting from these upfront costs could range from $12.0 million to $14.0 million during fiscal 2024. The impact to fiscal year 2023 working capital was immaterial, and the impact to our gross margin is also expected to be immaterial during the term of these agreements. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at The Kroger Co., or Kroger, Sprouts Farmers Market, Target Corporation and Whole Foods Market, Inc., or Whole Foods, and we also sell our products at Albertsons Companies, Inc., Publix Super Markets, Inc. and Walmart, Inc. We offer 23 retail stock keeping units, or SKUs, through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

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

To date in fiscal 2024, we have purchased approximately 587 acres of farmland in Indiana for approximately $4.2 million. Our intent is to develop this farmland (along with other potential parcels to be purchased in the future) and utilize it for “accelerator farms” to provide learning and development opportunities within our farm network and to help ensure adequate supply for our future egg washing and packing facility in Seymour, Indiana, while preserving the ability in the future to sell turnkey farms to interested farmers.

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

We have experienced consistent sales growth. We had net revenue of $145.0 million and $110.4 million, net income of $7.4 million and $4.5 million, and Adjusted EBITDA of $15.2 million and $9.3 million in the 13-week periods ended September 29, 2024 and September 24, 2023, respectively. We had net revenue of $440.3 million and $336.0 million, net income of $42.8 million and $18.4 million, and Adjusted EBITDA of $67.6 million and $34.5 million in the 39-week periods ended September 29, 2024 and September 24, 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza (HPAI) and Other Agricultural Diseases

Since initial outbreaks of HPAI in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. To date, we have experienced outbreaks at five of our farms, one located in Missouri, one in Tennessee and three in Kansas.

We have been made aware of an outbreak of a virus called Egg Drop Syndrome (EDS) in the Midwest, and three of our farms in Missouri have been impacted. EDS is characterized by the production of pale, thin-shelled, soft-shelled, or shell-less eggs by seemingly healthy laying hens.

While we have not experienced material disruptions to our egg supply due to HPAI or EDS outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results. Additionally, agricultural diseases such as HPAI or EDS could result in supply shortages and price increases across the egg market. We are confident in the measures we have taken to reduce the risk of HPAI and EDS on our farms and production facilities (including through procurement of newly available vaccinations for EDS), as well as our ability to mitigate impacts on supply. However, given continued uncertainty about future outbreaks and governmental responses to such outbreaks, we cannot predict the ultimate impact that agricultural diseases such as HPAI and EDS will have on our business.

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

Liquidity and Capital Resources Overview

With cash, cash equivalents and marketable securities of $163.0 million as of September 29, 2024 and $60.0 million available under our syndicated revolving credit facility agreement with JPMorgan Chase Bank, N.A. and the others lenders party thereto, or the JPMorgan Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash, cash equivalents and marketable securities as of September 29, 2024, together with cash provided by our operating activities and availability of borrowings under our JPMorgan Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. For additional information regarding our JPMorgan Credit Facility, see “Long-Term Debt” in Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Our Fiscal Year

We report on a 52-53-week fiscal year, ending on the last Sunday in December. In a 52-53-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our fiscal year 2024 will include 52 weeks, and our fiscal year 2023 consisted of 53 weeks. See “Nature of the Business and Basis of Presentation” in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our fiscal calendar.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our results of operations.

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 96.9%, while the household penetration for our shell eggs is approximately 8.6%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts will educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 21% and 22% of our retail sales for the 13-week periods ended September 29, 2024 and September 24, 2023, respectively and 21% and 23% for the 39-week periods ended September 29, 2024 and September 24, 2023, respectively.

As of September 29, 2024, there were approximately 24,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is significant demand for our products in the foodservice channel since we offer versatile ingredients with high menu penetrations across commercial and non-commercial operator segments. We see considerable opportunity to continue to grow the channel in the medium- to long-term with our two-pronged sales approach to values-aligned foodservice operators and their distributors. We are working with ROOTED Food Service Sales Agency, a foodservice sales and marketing agency in the consumer packaged goods industry, to increase our category share in broad-line distribution and to get on national and regional restaurant menus.

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

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $138.1 million, or approximately 95%, of net revenue in the 13-week period ended September 29, 2024. Eggs and egg-related products generated $424.9 million, or approximately 96%, of net revenue in the 39-week period ended September 29, 2024. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Our shell eggs are sold to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to any price increases we may implement), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors instead of our eggs. As a result, low commodity shell egg prices may adversely affect our net revenue. We increased prices on certain of our products in each of fiscal years 2023 and 2024. While we have not seen significant decreases in sales volume due to previous price increases, if we further increase prices to offset higher commodity prices or other costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

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

Results of Operations

The results of operations data for the 13-week and 39-week periods ended September 29, 2024 and September 24, 2023 have been derived from our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended September 29, 2024 and September 24, 2023

The following table sets forth our consolidated statement of income data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	September 29, 2024		September 24, 2023
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$145,002	100%	$110,429	100%
Cost of goods sold(1)	91,526	63%	73,764	67%
Gross profit	53,476	37%	36,665	33%
Operating expenses:
Selling, general and administrative(1)	36,102	25%	25,081	23%
Shipping and distribution	8,134	6%	6,355	6%
Total operating expenses	44,236	31%	31,436	28%
Income from operations	9,240	6%	5,229	5%
Other income (expense), net:
Interest expense	(259)	—	(238)	—
Interest income	1,407	1%	707	1%
Other expense, net	(6)	—	(642)	(1)%
Total other income (expense), net	1,142	1%	(173)	—
Net income before income taxes	10,382	7%	5,056	5%
Income tax provision	2,936	2%	533	0%
Net income	$7,446	5%	$4,523	4%

(1)
Includes stock-based compensation expense of $72 and $61 in cost of goods sold for the 13-week periods ended September 29, 2024 and September 24, 2023, respectively, and $2,602 and $1,754 in selling, general and administrative for the 13-week periods then ended, respectively.

Net Revenue

	13-Weeks Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Net revenue	$145,002	$110,429	$34,573	31%

The increase in net revenue of $34.6 million, or 31%, was primarily driven by volume-related increases of $24.0 million and price-related increases of $10.5 million. The volume favorability was driven by accelerated demand for existing products, expanded item offerings, and store distribution at existing customers. Net revenue from sales through our retail channel was $139.0 million and $104.8 million for the 13-week periods ended September 29, 2024 and September 24, 2023, respectively. Additionally, we had a two-day production shutdown due to a water main break near our Egg Central Station processing facility in Springfield, Missouri. This resulted in net $2.0 million less revenue after recovery efforts were made.

Gross Profit and Gross Margin

	13-Weeks Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Gross profit	$53,476	$36,665	$16,811	46%
Gross margin	37%	33%

The increase in gross profit of $16.8 million, or 46%, was driven by higher net revenue generated during the period, as well as benefits of scale and operational efficiencies. The increase in gross margin during the 13-week period ended September 29, 2024 compared to the corresponding period in the prior year was primarily driven by price/mix benefits, including price increases on our organic egg portfolio in January 2024, as well as benefits of scale, operational efficiencies and more favorable commodity and diesel costs. This was partially offset by an increase in trade as a percentage of gross revenue, labor and overhead costs.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$36,102	$25,081	$11,021	44%
Percentage of net revenue	25%	23%

The increase in selling, general and administrative expenses of $11.0 million, or 44%, was primarily driven by:

•
an increase of $4.7 million in marketing-related and brokerage-related expenses due to the expansion of the business;
•
an increase of $3.8 million in employee-related costs, including stock-based compensation, and an overall increase in employee headcount to support our operations;
•
an increase of $1.8 million in professional service expenses to support operational expansion; and
•
an increase of $0.7 million in technology and software-related expenses to support increased operations and employee headcount.

Shipping and Distribution

	13-Weeks Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Shipping and distribution	$8,134	$6,355	$1,779	28%
Percentage of net revenue	6%	6%

The increase in shipping and distribution costs of $1.8 million, or 28%, was driven by higher sales volumes, partially offset by favorable linehaul and fuel rates.

Interest Expense

	13-Weeks Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Interest expense	$(259)	$(238)	$(21)	9%

The increase in interest expense of $21 thousand, or 9%, was primarily driven by an increase in interest expense for amortization of debt issuance costs.

Interest Income

	13-Weeks Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Interest income	$1,407	$707	$700	99%

The increase in interest income of $0.7 million, or 99%, was primarily driven by higher interest income on our available-for-sale securities and marketable securities portfolios resulting from a higher balance and higher interest rates.

Other Expense, Net

	13-Weeks Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Other expense, net	$(6)	$(642)	$636	(99%)

The decrease in other expense, net of $0.6 million was primarily driven by a reduction in losses on our commodity derivative instruments during the 13-week period ended September 29, 2024 as compared to the 13-week period ended September 24, 2023.

Income Tax Provision

	13-Weeks Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Income tax provision	$2,936	$533	$2,403	451%

The increase in the income tax provision of $2.4 million, or 451%, was related to an increase in net income for the 13-week period ended September 29, 2024 as compared to the same period in the prior year, partially offset by the tax benefit of non-qualified stock option exercises and RSU releases that occurred during the 13-week period ended September 29, 2024.

Comparison of the 39-Week Periods Ended September 29, 2024 and September 24, 2023

The following table sets forth our consolidated statement of income data expressed as a percentage of net revenue for the periods presented:

	39-Week Period Ended
	September 29, 2024		September 24, 2023
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$440,318	100%	$336,046	100%
Cost of goods sold(1)	270,268	61%	218,913	65%
Gross profit	170,050	39%	117,133	35%
Operating expenses:
Selling, general and administrative(1)	96,569	22%	72,935	22%
Shipping and distribution	22,933	5%	20,034	6%
Total operating expenses	119,502	27%	92,969	28%
Income from operations	50,548	11%	24,164	7%
Other income (expense), net:
Interest expense	(771)	—	(513)	—
Interest income	3,811	1%	1,497	—
Other income (expense), net	(370)	—	(2,508)	(1)%
Total other income (expense), net	2,670	1%	(1,524)	0%
Net income before income taxes	53,218	12%	22,640	7%
Income tax provision	10,410	2%	4,284	1%
Net income	$42,808	10%	$18,356	5%
(1)
Includes stock-based compensation expense of $226 and $194 in cost of goods sold for the 39-week periods ended September 29, 2024 and September 24, 2023, respectively, and $7,346 and $5,308 in selling, general and administrative for the 26-week periods then ended, respectively.

Net Revenue

	39-Week Period Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Net revenue	$440,318	$336,046	$104,272	31%

The increase in net revenue of $104.3 million, or 31%, was primarily driven by volume-related increases of $84.1 million and price-related increases of $20.2 million. The volume favorability was primarily driven by increases at both new and existing customers. Net revenue from sales through our retail channel was $423.2 million and $312.6 million for the 39-week periods ended September 29, 2024 and September 24, 2023, respectively. Additionally, we had a two-day production shutdown due to a water main break near our Egg Central Station processing facility in Springfield, Missouri. This resulted in net $2.0 million less revenue after recovery efforts were made.

Gross Profit and Gross Margin

	39-Week Period Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Gross profit	$170,050	$117,133	$52,917	45%
Gross margin	39%	35%

The increase in gross profit of $52.9 million, or 45%, was driven by higher net revenue generated during the period, as well as benefits of scale and enhanced operational efficiencies. The increase in gross margin during the 39-week period ended September 29, 2024 compared to the corresponding period in the prior year was primarily driven by price/mix benefits, including price increases on our organic egg portfolio in January 2024 and fully realizing our February 2023 price increase across the entire shell egg portfolio, as well as benefits of scale, operational efficiencies and more favorable commodity and diesel costs. This was partially offset by an increase in trade as a percentage of gross revenue, labor and overhead costs.

Operating Expenses

Selling, General and Administrative

	39-Week Period Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$96,569	$72,935	$23,634	32%
Percentage of net revenue	22%	22%

The increase in selling, general and administrative expenses of $23.6 million, or 32%, was primarily driven by:

•
an increase of $10.4 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our operations;
•
an increase of $7.5 million in marketing and brokerage related expenses due to the expansion of the business;
•
an increase of $4.0 million in professional service expenses to support operational expansion; and
•
an increase of $1.5 million in technology and software-related expenses to support increase operations and employee headcount.

Shipping and Distribution

	39-Week Period Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Shipping and distribution	$22,933	$20,034	$2,899	14%
Percentage of net revenue	5%	6%

The increase in shipping and distribution costs of $2.9 million, or 14%, was driven by higher sales volumes, partially offset by favorable linehaul and fuel rates.

Interest Expense

	39-Week Period Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
Interest expense	$(771)	$(513)	$(258)	50%

The increase in interest expense of $0.3 million, or 50%, was primarily driven by an increase in finance leases, which generated an increase in interest expense related to those leases.

Interest Income

	39-Week Period Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Interest income	$3,811	$1,497	$2,314	155%

The increase in interest income of $2.3 million, or 155%, was primarily driven by higher interest income on our available-for-sale securities and marketable securities portfolios resulting from a higher balance and higher interest rates.

Other Expense, Net

	39-Week Period Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Other expense, net	$(370)	$(2,508)	$2,138	(85%)

The decrease in other expense, net of $2.1 million was primarily driven by a reduction in losses on our commodity derivative instruments during the 39-week period ended September 29, 2024, as compared to those in the 39-week period ended September 24, 2023.

Income Tax Provision

	39-Week Period Ended
	September 29, 2024	September 24, 2023	$ Change	% Change
	(in thousands)
Income tax provision	$10,410	$4,284	$6,126	143%

The increase in income tax provision of $6.1 million, or 143%, was driven by an increase in net income for the 39-week period ended September 29, 2024, as compared to the same period in the prior year, partially offset by the tax benefit of non-qualified option exercises and RSU releases that occurred during the 39-week period ended September 29, 2024.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $7.4 million and $42.8 million in the 13-week and 39-week periods ended September 29, 2024, and retained earnings of $72.5 million as of September 29, 2024.

Funding Requirements

We expect that our cash, cash equivalents and marketable securities, together with cash provided by our operating activities and available borrowings under our existing JPMorgan Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. We further believe that we will be able to fund potential operating expenses and cash obligations beyond the next 12 months, through a combination of existing cash, cash equivalents and marketable securities, cash provided by our operating activities and available borrowings under our JPMorgan Credit Facility.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. As of September 29, 2024, future minimum lease payments under non-cancelable operating leases totaled $8.9 million, and future minimum lease payments under non-cancelable finance leases totaled $14.3 million. In addition, as a result of increasing construction costs associated with our new farms, we incurred incremental farm recruitment costs that will be required to be paid in advance of these farms being able to produce eggs, and we expect such incremental costs to continue through fiscal 2024. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to five years in length.

Additionally, in April 2024 we signed an agreement to acquire land in Seymour, Indiana for a planned additional egg washing and packing facility. We anticipate that we will incur approximately $7.0 million to $10.0 million in capital expenditures related to the new egg washing and packing facility in the next 12 months and will incur further expenditures in the years following. We also anticipate that we will incur approximately $20.0 million to $30.0 million in capital expenditures over the next 12 months related to the development of accelerator farms on previously acquired farmland in Indiana or the purchase and development of future parcels, with further expenditures incurred in the years following. Finally, we anticipate increased expenditures in marketing during fiscal 2024 to support progress toward our long-term marketing goals.

Credit Facility

On April 9, 2024, we entered into the JPMorgan Credit Facility with JPMorgan Chase Bank, N.A. and the other lenders party thereto, which provides for a five-year, $60.0 million revolving credit facility. The JPMorgan Credit Facility replaced the PNC Credit Facility, which terminated concurrently with our entry into the JPMorgan Credit Facility. The JPMorgan Credit Facility includes a $5.0 million letter of credit sub-limit and an accordion option that would allow the Company to increase the aggregate revolving commitments or add incremental term loans in an aggregate amount not to exceed the greater of (i) $35.0 million and (ii) an amount equal to 100% of consolidated adjusted EBITDA.

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

The JPMorgan Credit Facility is secured by liens on substantially all of our assets, including certain intellectual property assets and investment securities. It requires us to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. The JPMorgan Credit Facility contains other customary covenants, representations and events of default. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on our consolidated balance sheet as of September 29, 2024 are restricted in use. As of September 29, 2024, there was no outstanding balance under the JPMorgan Credit Facility, and we were in compliance with all covenants under the JPMorgan Credit Facility.

See “Long-Term Debt” in Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to the JPMorgan Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 39-week period indicated:

	39-Week Period Ended
	September 29, 2024	September 24, 2023
	(in thousands)
Net cash provided by operating activities	$50,043	$27,177
Net cash provided by investing activities	8,355	18,347
Net cash provided by (used in) financing activities	6,987	(1,628)
Net increase in cash and cash equivalents	$65,385	$43,896

Operating Activities

The increase in net cash provided by operating activities during the 39-week period ended September 29, 2024 compared to the corresponding period in the prior year was due primarily to $24.5 million higher net income earned in the current period due to higher sales, gross margin improvements and better leverage of selling, general and administrative costs.

Investing Activities

The decrease in cash provided by investing activities is primarily due to an increase in purchases of property, plant and equipment during the 39-week period ended September 29, 2024 and fewer proceeds received on the maturities of available-for-sale debt securities, compared to the corresponding period in the prior year.

Financing Activities

The increase in cash provided by (used in) financing activities during the 39-week period ended September 29, 2024 compared to the corresponding period in the prior year was due primarily to an increase in the proceeds received from the exercise of stock options in the current period.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, which is the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
	(in thousands)		(in thousands)
Net income	$7,446	$4,523	$42,808	$18,356
Depreciation and amortization(1)	3,330	2,860	9,829	7,297
Stock-based compensation expense	2,674	1,815	7,572	5,502
Income tax provision	2,936	533	10,410	4,284
Interest expense	259	238	771	513
Interest income	(1,407)	(707)	(3,811)	(1,497)
Adjusted EBITDA	$15,238	$9,262	$67,579	$34,455

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 31, 2023, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 39-week period ended September 29, 2024.

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

We will cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (2) December 31, 2025; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or the SEC. We may choose to take advantage of some but not all of these exemptions. Based on the market value of our common stock held by non-affiliates as of the last business day of our fiscal quarter ending June 30, 2024, our emerging growth company status will expire on December 29, 2024 because we will qualify as a large accelerated filer under the rules of the SEC and will be required to provide, among other items, an auditor’s attestation of management’s assessment of internal control over financial reporting required under Sarbanes-Oxley Act Section 404(b) beginning with our Annual Report on Form 10-K for the fiscal year ending December 29, 2024.

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

There have been no material changes in our exposure to market risk during the 13-week and 39-week periods ended September 29, 2024 from the information provided in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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
•
If we fail to effectively maintain relationships within our existing farm network or further expand our farm network, or if our plans for the purchase, development and potential sale of accelerator farms do not result in the benefits we anticipate, our business, operating results and brand reputation could be harmed.
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
•
Outbreaks of agricultural diseases, such as avian influenza, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.
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
•
We are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security and our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruption of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $110.4 million in the 13-week period ended September 24, 2023 to $145.0 million in the 13-week period ended September 29, 2024, our net revenue increased from $336.0 million in the 39-week period ended September 24, 2023 to $440.3 million in the 39-week period ended September 29, 2024, and our net revenue increased from $362.1 million in fiscal 2022 to $471.9 million in fiscal 2023. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

•
increase awareness of our brand and successfully compete with other companies;
•
price our products effectively so that we are able to attract new customers and consumers and expand sales to our existing customers and consumers;
•
expand distribution to new points of sale with new and existing customers;
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

Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities, and hire additional crew members. Our ongoing expansion efforts may prove more expensive than we anticipate (including as a result of inflation, increases in input costs or disruptions in our supply chain relating to public health pandemics, trade wars, domestic or geopolitical tensions, or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in our processing capacity, developing our co-manufacturing and co-packing relationships, and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and any future processing and manufacturing facilities, may be fixed. We expect to continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 92% and 92% of our net revenue in the 13-week periods ended September 29, 2024 and September 24, 2023, respectively, and approximately 94% and 92% of our net revenue in the 39-week periods ended September 29, 2024 and September 24, 2023, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

Failure to introduce successful new products, successfully enter into new product categories or successfully pursue growth by other means may adversely affect our ability to continue to grow.

One element of our growth strategy involves the development and marketing of new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our crew members in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management, sales and marketing teams in introducing and marketing new products, in current or new product categories. There can be no assurance that we will successfully develop and market new products or successfully introduce products in current or new categories. The development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if new products do not gain widespread market acceptance. If we introduce new or improved products that ultimately do not meet our objectives, it could impact our growth, sales and profitability. Any failure to successfully develop, market and launch future products or successfully enter into new product categories may lead to decreased growth, sales and profitability.

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

A substantial amount of our shell egg processing occurs at our existing Egg Central Station shell egg processing facility in Missouri. Any shutdown or period of reduced production at this facility, which may be caused by regulatory noncompliance or other issues, as well as factors beyond our control, such as natural disaster, weather, fire, power or other utility interruption, work stoppage, disease outbreaks or pandemics, equipment failure or delay in raw materials delivery, could significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to replace or repair, particularly because certain of such equipment is sourced internationally. We have at times seen pricing and capacity constraints related to internationally sourced equipment, and our supply chains may be further disrupted in connection with public health pandemics, domestic or geopolitical tensions, wars (such as the ongoing war between Russia and Ukraine and the ongoing conflicts in the Middle East), inflation, trade wars or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. The property and business disruption insurance we maintain may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

We are dependent on the market for shell eggs, and fluctuations in this market, including the decline of commodity shell egg prices relative to the price of our shell eggs, could adversely affect our business, financial condition and results of operations.

We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. Periodically in our industry, there has been an oversupply of eggs, which has caused egg prices to contract, sometimes substantially so, and as a result we have sold or donated our excess supply at reduced prices or no cost. If we are unable to sell such eggs upon commercially reasonable terms, or at all, our gross margins, business, financial condition and operating results may be adversely affected. Conversely, there have at times in recent periods been supply shortages in the egg industry, with supply impacted by, among other things, avian influenza, increased demand for eggs and increases in feed and other input costs. Such supply shortages, together with price increases we or others in the industry have implemented or may choose to implement in the future, could result in declining consumer demand for shell eggs or inability to fulfill customer demand, each of which could have a material impact on our financial condition and results and operations.

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

We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased commodity costs due to consumer price sensitivity or the pricing postures of our competitors and, in many cases, our retailers may not accept a price increase or may require price increases to occur after a specified period of time elapses. Over time, if we are unable to price our products to cover increased costs, are unable to offset operating cost increases with continuous improvement savings or are unsuccessful in our current or any future commodity derivative instrument or similar program, then commodity price volatility or increases could adversely affect our business, financial condition and results of operations.

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

Our forecasts are based on multiple assumptions that, if inaccurate, may affect our ability to maintain adequate processing and manufacturing capacities (or co-processing and co-manufacturing capacities) in order to meet the demand for our products, which could prevent us from meeting increased customer demand. If we fail to meet demand for our products and, as a result, retail customers or consumers who have previously purchased our products may buy other brands and our retail customers may allocate shelf space to other brands, each of which could adversely affect our business, financial condition and results of operations.

On the other hand, if we overestimate our demand or overbuild our capacity, we may have significantly underutilized supply or other assets and we may experience reduced margins. If we do not accurately align our processing and manufacturing capabilities with demand, our business, financial condition and results of operations could be adversely affected.

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

Further risks may be presented by our plans to develop accelerator farms on our previously acquired farmland in Indiana or to develop accelerator farms on additional parcels we may purchase, with the possibility of selling such farms in the future to interested farmers. We may not be able to adequately build, develop or staff such farms, and they may not result in the benefits we anticipate. The purchase, development and potential sale of these farms will require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. Any failure to maintain or expand our farm network would adversely affect our business, financial condition and results of operations.

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

Outbreaks of agricultural diseases, including avian influenza and egg drop syndrome, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.

Our business activities are subject to a variety of agricultural risks, including pests and diseases such as avian influenza and egg drop syndrome, the occurrence of which can materially and adversely affect the quality and quantity of products, including shell eggs, that we distribute.

Since the initial outbreak of highly pathogenic avian influenza, or HPAI, in early 2022, we have been closely following the progression of the virus. To date, we have experienced outbreaks at five of our farms, one located in Missouri, one in Tennessee and three in Kansas. In October 2024, we were informed of the outbreak of egg drop syndrome, or EDS, on three of our farms in Missouri. We have been closely working with our farmers, veterinarians, government health officials and animal welfare auditors to follow protocol and ensure that our flocks are kept as safe as possible, including the procurement of newly available vaccinations for EDS. However, we may not be able to obtain enough vaccinations to treat all of the flocks in our network.

While we have not experienced material disruptions to our egg supply due to such agricultural disease outbreaks, if a substantial portion of our farms or production facilities were affected by an outbreak of HPAI, EDS or a similar disease, this could have a material and adverse effect on our business, financial condition and results of operations. Additionally, outbreaks of HPAI, EDS or similar diseases could limit our ability to utilize co-packers for our shell eggs due to increased biosecurity measures that may be implemented by such co-packers in the event of an outbreak.

Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be negatively affected by resulting governmental restrictions on our operations and the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions for our industry. Such impacts could result in decreased consumer demand for our products and impact our operating results. Additionally, certain states in which our family farms are located have at times recommended or required that farms keep hens indoors to help limit exposure to avian diseases. Prolonged requirements to keep our hens indoors could adversely impact consumer perception of our egg products in comparison to those of our competitors, which could have a negative effect on our business, financial condition and operating results. These impacts could be exacerbated in the event of widespread transmission of HPAI or other agricultural diseases to humans. EDS is not known to be transmittable to humans, and while human cases of HPAI are rare and U.S. public health officials consider the risk of human infection with HPAI to be low, significant changes or increases to the circulation or transmission of HPAI or other agricultural diseases could adversely impact our business, including our ability to recruit and retain farmers.

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

In the 13-week periods ended September 29, 2024 and September 24, 2023, UNFI (Whole Foods’ primary distributor) accounted for approximately 24% and 24% of our net revenue, respectively. In the 39-week periods ended September 29, 2024 and September 24, 2023, respectively, UNFI accounted for approximately 24% and 25% of our net revenue, respectively. Since distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that a substantial portion of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

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

We work with several pullet hatcheries that deliver chicks to a network of independent pullet farms. We do not have long-term supply contracts with these suppliers, and if a substantial portion of our current hatcheries or pullet farms were to cease doing business with us for any reason, we may have a difficult time finding and contracting with alternate hatcheries or pullet farms in sufficient scale to meet our needs, if at all. Pullet farms may also be subject to capacity constraints, and if we are unable to find independent pullet farms with sufficient capacity to receive chicks from our hatcheries, we may be unable to fulfill our customer commitments. Additionally, any disruption in the supply of laying hens for any reason, including agricultural disease such as avian influenza, natural disaster, fire, power or other utility interruption, work stoppage or other calamity, could have a material adverse effect on our business, financial condition and results of operations if we cannot replace these providers in a timely manner on acceptable terms or at all.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 21% and 22% of our retail sales in each of the 13-week periods ended September 29, 2024 and September 24, 2023, respectively, and approximately 21% and 23% of our retail sales in each of the 39-week periods ended September 29, 2024 and September 24, 2023, respectively. Kroger accounted for approximately 11% and 11% of our retail sales in the 13-week periods ended September 29, 2024 and September 24, 2023, respectively, and approximately 11% and 11% of our retail sales in each of the 39-week periods ended September 29, 2024 and September 24, 2023, respectively. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time, could negatively impact our sales and profitability.

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

In addition, we have at times been the subject of, and we could in the future be the subject of, negative social media campaigns beyond our control. Such campaigns, even if they are inaccurate or misleading, could adversely affect the perception of our brand. We are dependent upon consumers’ perception of the safety, quality, sustainability and efficacy of our products. Negative consumer perception may arise from media reports, social media posts or comments, product liability claims, regulatory investigations or recalls affecting our products or our industry, any of which may reduce demand or could damage our reputation and adversely affect our business.

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

Our existing Egg Central Station shell egg processing facility is located in Springfield, Missouri. This facility and our network of family farms supporting our shell egg business are concentrated in the midwestern portion of the Pasture Belt. Our planned second shell egg processing facility is in Seymour, Indiana, which is also located in the Pasture Belt. The majority of cream for our butter is sourced from farms in Ireland. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters, but a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

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

Adverse and uncertain economic conditions, including uncertainty related to inflation, market volatility, outbreaks of contagious disease or pandemics, domestic or geopolitical tensions and wars, including the Russia-Ukraine war and ongoing conflicts in the Middle East, or disruption in global financial and credit markets due to uncertainty in the banking system or bank failures may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our farmers, suppliers, co-manufacturers, distributors, retailers, foodservice consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings, including private-label products, during economic downturns, and an economic downturn may cause customers to be less receptive to price increases on our products.

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

Disruptions in international trade, including disruptions due to global health pandemics, third-party labor disputes or geopolitical tensions, may have a material adverse impact on us, our suppliers and our network of farms, including our ability to expand our operations as planned.

Global health pandemics such as COVID-19, labor disputes or work stoppages, the Russia-Ukraine war, conflicts in the Middle East and other geopolitical tensions have disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. Currently, we import cream for our butter from a supplier in Ireland, which may result in increased costs or shipment delays due to the recent disruptions in the international trade markets and may result in increased exposure to potential import restrictions, increased duties or tariffs or other factors described below. Additionally, we, our suppliers and our network of family farms are dependent on equipment and other supplies imported from Europe and other locations. To the extent that disruptions to global shipping, including disruptions due to global health pandemics, third-party labor disputes or geopolitical tensions or wars, negatively impact our, our suppliers’ or our network of family farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

We and certain of our vendors use overseas sourcing to varying degrees to produce certain of the products we sell. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including changes in the Unites States’ foreign trade policies resulting in the imposition of additional import restrictions, withdrawal from or material modifications to, international trade agreements, unanticipated political changes, increased customs duties or tariffs, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products and natural disasters, could increase our costs and materially harm our business, financial condition and results of operations. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, currency fluctuations and local business practices. In addition, requirements imposed by the FDA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed ineligible for import. In addition, the Department of Homeland Security may at times prevent the importation or customs clearance of certain products and ingredients for reasons unrelated to food safety.

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

Implementation of our environmental and sustainability initiatives, including in connection with our Impact Goals and annual Impact Report, may require certain financial expenditures and crew member resources, and if we are unable to meet our goals or otherwise fail to meet stakeholder standards or expectations with respect to ESG issues or our Impact Goals, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our investors, crew members, farmers, suppliers, customers and consumers. There has also been a recent increase in litigation surrounding ESG practices and related disclosures. For example, there is increased focus by regulators, investors and other stakeholders on greenwashing and sustainability-related claims. There can be no assurance that we will not be subject to allegations or claims with respect to ESG issues or our Impact Goals.

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

We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third-party laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us, the farms or the co-manufacturers to comply with applicable laws and regulations, pay any applicable fees or assessments or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See the section titled “—Government Regulation” in Part I, Item 1, “Business,” of our latest Annual Report for further information on the regulations to which we are subject.

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

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab, an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are B Lab and may change over time, and our continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified as a Certified B Corporation in January 2022. We are in the process of seeking recertification as a Certified B Corporation. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, particularly if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations, or if our publicly reported Certified B Corporation score declines.

As a public benefit corporation, our duty to balance a variety of interests may result in actions that do not maximize stockholder value.

As a public benefit corporation, our Board of Directors, has a duty to balance (i) the pecuniary interest of our stockholders, (ii) the best interests of those materially affected by our conduct and (iii) the specific public benefits identified in our amended and restated certificate of incorporation. While we believe our public benefit designation and associated obligations will benefit our stockholders, in balancing these interests our Board of Directors may take actions that do not maximize stockholder value. Any benefits to stockholders resulting from our public benefit purposes may not materialize within the timeframe we expect or at all and may have negative effects. For example:

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

As a Delaware public benefit corporation, our stockholders (if they, individually or collectively, own the lesser of at least 2% of our outstanding capital stock or shares having at least $2 million in market value) are entitled to file a derivative lawsuit claiming that our directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation may be costly and have an adverse impact on our financial condition and results of operations.

Risks Related to Being a Public Company

If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls over financial reporting, disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” after the end of our fiscal year ending December 29, 2024, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 also generally requires an attestation from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

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

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and may cause management and other personnel to divert attention from operational and other business matters to devote increased time to public company reporting requirements. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to a large accelerated filer, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock.

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

In addition, as of September 29, 2024, there were 2,931,854 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Use of Proceeds from the Initial Public Offering (IPO)

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of September 29, 2024, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $26.0 million for the expansion of our Egg Central Station facility in Springfield, Missouri.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the 13-week period ended September 29, 2024, certain of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Joanne Bal, General Counsel, Corporate Secretary and Head of Impact	Adoption	August 14, 2024	X		84,739		May 30, 2025

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

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

10.1+	Amended and Restated Non-Employee Director Compensation Policy.
10.2+	Offer Letter between the Registrant and Joseph Holland, dated as of August 15, 2024.
10.3+	Offer Letter between the Registrant and Reena Van Hoven, dated as of August 15, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Vital Farms, Inc.

Dated: November 7, 2024	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2024	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial and Accounting Officer)