Form 10-K
period 2024-12-29
Vital Farms, Inc.
filed 2025-02-27
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2024

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrects are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Stock Market LLC on June 28, 2024 (the last business day of the registrant’s second fiscal quarter), was approximately $1.56 billion. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of February 24, 2025, the registrant had 44,257,535 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the registrant’s 2025 annual meeting of stockholders, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or the Annual Report, contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our expectations regarding our revenue, expenses and other operating results;
•
our ability to attract new customers and successfully retain existing customers;
•
our ability to attract and retain our suppliers, distributors and co-manufacturers;
•
our ability to maintain relationships with members of our existing farm network or further expand our farm network, and our plans for development of accelerator farms;
•
our ability to sustain or increase our profitability;
•
our expectations regarding our future growth in the foodservice channel;
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
•
the effects of outbreaks of agricultural diseases, including avian influenza and egg drop syndrome, the perception that outbreaks may occur or regulatory or market responses to such outbreaks generally;
•
the ability of our farmers, suppliers and co-manufacturers to comply with food safety, environmental or other laws or regulations;
•
the effects of a public health pandemic or contagious disease, or fear of such outbreaks, on our supply chain, the demand for our products, and overall economic conditions, consumer confidence and spending levels;
•
the specifications and timing of our planned egg washing and packing facility in Seymour, Indiana and the timing for installation of an additional Moba egg grading system at our Egg Central Station facility in Missouri, and the impacts of prior or future expansions of our egg washing and packing facilities on our revenue and farm network;
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
•
our stated impact goals, opportunities and initiatives, as well as the standards and expectations of third parties regarding these matters;
•
our ability to maintain effective internal controls over financial reporting and to remediate and prevent material weaknesses in our internal controls;
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

Part I

Item 1. Business

Our Company: Improving the Lives of People, Animals and the Planet Through Food

Vital Farms’ aspiration is to become America’s most trusted food company. Every day, we aim to raise the standards in the food industry and disrupt industrial, factory food norms. Our eggs and butter are sourced through a distributed supply chain of small farms that uphold our high animal welfare standards and produce an exceptional product. We believe this approach creates a more resilient business that has enabled us to continue growing through a dynamic chapter in our industry.

Our Purpose Guides Our Business

Our purpose is to improve the lives of people, animals and the planet through food. We are committed to Conscious Capitalism, which prioritizes positive, long-term outcomes for all of our stakeholders – farmers and suppliers, customers and consumers, communities and the environment, employees, who we refer to as crew members, and stockholders. Our approach has been validated by our financial performance and our impact on the food industry. We are also a Delaware public benefit corporation and a Certified B Corporation, a designation reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

Our Ethical Decision-Making Model

Stakeholders	Guiding Principles
Farmers and Suppliers	Forming strong relationships with our network of more than 425 family farms, who are the foundation of our resilient and reliable supply chain
Customers and Consumers	Delivering the transparency and quality around food products that today’s consumers demand
Crew Members	Empowering our crew members by investing in their financial security, development and overall well-being
Communities and Environment	Investing in the communities where we operate and being conscious stewards of the environment
Stockholders	Driving sustainable growth and long-term stockholder value

We have built our business through our strong relationships with family farms and deliberate efforts to design and build the infrastructure to bring our products to a national audience. Today, with a network of more than 425 family farms, we believe we have set the national standard for pasture-raised eggs. We continue to innovate to support these family farms – our “accelerator farms” project, launched in 2024, envisions a small number of farms that we own, where we can implement innovative farming practices that we can scale to the family farms in our network. We believe our relationships with family farms, the benefits presented by our planned accelerator farms and the efficiency of our supply chain provide us with a competitive advantage in the consumer packaged goods industry, in which achieving reliable supply at a national scale can be challenging.

In 2017, we opened Egg Central Station, a shell egg processing facility in Springfield, Missouri, which is conveniently located within the PASTURE BELT™, the U.S. region where weather is conducive to hens being outside as much as possible. In April 2022, we completed an expansion of this facility that nearly doubled its square footage and capacity. Egg Central Station in Missouri is capable of packing six million eggs per day and has achieved Safe Quality Food, or SQF, Excellent rating, the highest level of such certification recognized by the Global Food Safety Initiative, or GFSI. In addition, the facility has received the Safe Quality Food Institute, or SQFI, Select Site certification, indicating that the facility has voluntarily elected to undergo annual unannounced recertification audits by SQFI, the organization responsible for administering a global food safety and quality program known as the SQF Program.

The design of our Egg Central Station facility in Missouri includes investments that support our stakeholders, from our crew members (daylighting, climate control and slip resistant floors in the egg grading room), to the community and environment (consulting with the community before we built the facility, restoring native vegetation on the property, water retention and stormwater management measures and the use of solar panels), to our customers and consumers (food safety and maintenance investments far beyond regulatory requirements). Our efforts to build a sustainable, stakeholder-focused facility are evidenced by the facility’s 2022 “Green Plant of the Year” award from the industry publication Food Processing, along with LEED Gold certification in 2024. We believe owning and operating this important element of our supply chain is a key differentiator and provides us with a competitive advantage, which we intend to continue to leverage to grow both our net revenue and gross margin. To help support continued supply and further growth, we announced in 2024 that we plan to build a second egg washing and packing facility in Seymour, Indiana, which we anticipate will be fully operational in 2027. We intend to build upon the foundational key learnings and successes from our Egg Central Station facility in Missouri with this second facility and further expand our already resilient supply chain. To help meet the continued demand for our shell eggs, we announced that we plan to install an additional Moba egg grading system, the primary automation technology used in washing, sorting, and packing shell eggs, at Egg Central Station. Installation of this new system is expected to begin in the first quarter of 2025 and to be fully operational by the end of fiscal 2025.

Our loyal and growing consumer base has fueled the continued growth of our brand in the natural and mainstream retail channels and has facilitated our growth within the foodservice channel. As of December 2024, we offered 23 retail stock keeping units, or SKUs, through a multi-channel retail distribution network across approximately 24,000 stores. Our products generate stronger velocities and, we believe, greater profitability per unit for our retail customers in key traffic-generating categories as compared to products offered by our competitors. We believe we have significant room for growth within the retail and foodservice channels, and we believe that we can capture this opportunity by growing brand awareness and through new product innovation. We also believe there are incremental growth opportunities in additional distribution channels, including the convenience, drugstore, club, military and international markets, which we may access along with retail and foodservice growth opportunities to enable us to continue our net revenue growth.

Our products resonate with our consumers, who are incredibly loyal to Vital Farms. We are now in nearly 14 million households across the United States and continue to build our brand through transparent communication and direct engagement with consumers who want to know more about where their food comes from. In addition to our award-winning ad campaigns, we have unique touchpoints like our Vital Times® newsletter in each carton of eggs, and a team dedicated to answering consumers’ questions across multiple channels, including social media, text, email and phone. We also enable consumers to see the farms where their eggs were laid through our Traceability initiative.

Our trusted brand and Conscious Capitalism-focused business model have resulted in significant growth. We have increased net revenue from $214.3 million in fiscal 2020 to $606.3 million in fiscal 2024, which represents a 29.7% compounded annual growth rate, or CAGR. Going forward, we believe that consumer movement away from factory farming practices will continue to fuel demand for our products, and in September 2023, we announced updated long-term financial targets reflecting our continued confidence in the potential of our business that we reiterated in November 2024. Our management team is committed to ensuring our values remain aligned with those of our consumers while delivering stockholder value.

Evidence of our historical success in continuing to scale our business is shown in the graphics below. Dates refer to the fiscal years ended December 27, 2020, December 26, 2021, December 25, 2022, December 31, 2023, and December 29, 2024, respectively.

Number of Stores	Net Revenue	Gross Profit
(thousands)	$MM	$MM

10.7% CAGR
16
20
22
24
24
2020
2021
2022
2023
2024

29.7% CAGR
214
261
362
472
606
2020
2021
2022
2023
2024

32.3% CAGR
75
83
109
162
230
2020
2021
2022
2023
2024

Our History

Vital Farms was founded in 2007 on a 27-acre plot of land in Austin, Texas. Starting with a small flock of hens, the company maintained a strong belief that a varied diet and better animal welfare practices would lead to superior eggs. Our first sales came from farmers markets and restaurants around Austin and, less than a year later, our eggs were discovered by Whole Foods Market, Inc., or Whole Foods. From the beginning, we sought to not simply sell eggs to a few stores, but to build a sustainable company that aligned with the family farming community and was able to profitably deliver quality products to a devoted consumer base. As our business has continued to grow, our model remains rooted in trust and mutual accountability with our farmers, who are and will remain core to our business.

In 2014, our current President and Chief Executive Officer Russell Diez-Canseco joined Vital Farms and led the development of our large and scalable network of family farms. In 2015, recognizing the opportunity to elevate our production process and bolster long-term growth and profitability, we began the design process for our Egg Central Station facility in Springfield, Missouri, which opened in 2017. Today, this facility is capable of packing six million eggs per day and has achieved an SQF Excellent rating, the highest level of such certification from the GFSI. In 2024, we announced plans for a second world-class egg washing and packing facility in Seymour, Indiana, which we anticipate will be fully operational in 2027.

Demand for our high-quality products has enabled us to expand our brand beyond the natural channel and into the mainstream channel through relationships with Albertsons Companies, Inc., or Albertsons, The Kroger Co., or Kroger, Publix Super Markets, Inc., or Publix, Target Corporation, or Target, Walmart Inc., or Walmart, and numerous other national and regional food retailers. As of December 2024, our products were sold in approximately 24,000 stores nationwide. Over the course of our journey, our founder Matthew O’Hayer has continued to inform our strategic vision and remains closely involved with our business as the Executive Chairperson of our Board of Directors.

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

According to Circana, Inc., or Circana, data, the U.S. shell egg market accounted for approximately $12.5 billion in retail sales in 2024 and grew at a CAGR of 14.2% between December 2020 and December 2024. Our relatively low household penetration of 9.2%, compared to the shell egg category penetration of approximately 97%, provides a significant long-term growth opportunity for our business. According to Circana data, the U.S. pasture-raised retail egg market accounted for approximately $994.4 million in retail sales in 2024 and grew at a CAGR of 34.5% between December 2020 and December 2024, while the specialty egg (including pasture-raised and free-range) market accounted for approximately $8.3 billion in retail sales in 2024 and grew at a CAGR of 21.4% between December 2020 and December 2024. According to Circana data, the U.S. butter market accounted for approximately $5.8 billion in retail sales in 2024 and grew at a CAGR of 6.6% between December 2020 and December 2024. We believe the strength of our platform, coupled with significant investments in our crew members and infrastructure, position us to continue to deliver industry-leading growth across new and existing categories.

Our Strengths

Trusted Brand Aligned with Consumer Demands

We believe consumers have grown to trust our brand because of our adherence to our values and a high level of transparency. We believe consumers are increasingly focused on the source of their food and are willing to pay a premium for brands that deliver transparency, sustainability and integrity. As a company focused on driving the success of our stakeholders, our brand resonates with consumers who seek to align themselves with companies that share their values. Through our Vital Times newsletter, social media outlets and our high-touch consumer engagement marketing campaigns, we cultivate and support our relationship with consumers by communicating our values, building trust and promoting brand loyalty.

Strategic and Valuable Brand for Retailers

Our historical performance has demonstrated that we are a strategic and valuable partner to retailers. We have reached a broad set of consumers through a variety of retail partners, including Albertsons, Kroger, Publix, Whole Foods, Sprouts Farmers Market, or Sprouts, Target and Walmart. As of December 2024, we were either the number one or two egg brand by retail dollar sales for branded eggs with key customers such as Albertsons, Kroger, Sprouts, Target and Whole Foods. We believe the success of our brand in both the natural and mainstream retail channels demonstrates that consumers are demanding premium products that meet a higher ethical standard. We believe that our products are more attractive to retail customers because they help generate growth, deliver strong gross profits and drive strong velocities.

Supply Chain Rooted in Commitment to Our Stakeholders

Our ongoing commitment to the social and economic interests of our stakeholders guides our supply chain decisions. We carefully select and collaborate with family farms in the Pasture Belt. We establish supply contracts that we believe are attractive for all parties and demonstrate our commitment to our network of family farms through educational programs that transfer critical best practice knowledge. We also pay farmers competitive prices for high-quality eggs. We believe our commitment to farmers facilitates more sustainable farm operations and significantly reduces turnover. Our network of family farms gives us a strategic advantage through a scaled, distributed and sustainable supply chain and allows us to go to market with the highest quality premium products.

Map of the Pasture Belt

Experienced and Passionate Team

We have an experienced and passionate senior leadership team that has over 120 years of combined industry experience and includes our President and Chief Executive Officer Russell Diez-Canseco, a seasoned food industry expert with over 20 years of relevant experience, including at H-E-B, a privately held supermarket chain. Our leadership team works in partnership with Matthew O’Hayer, our founder and the Executive Chairperson of our Board of Directors, who continues to inform our strategic vision with the entrepreneurial perspective gained through over 40 years of building businesses. We also have a deep bench of talent with strong business and operational experience, and crew members at all levels of our organization who are passionate about addressing the needs of our stakeholders. We have leveraged the experience and passion of our leadership team, our founder and Executive Chairperson, and our other crew members to grow net revenue at a CAGR of 29.7% since 2020, and we continue to grow our butter business and build out our shell egg processing capacity through our Egg Central Station facility in Missouri and our planned facility in Indiana.

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

Expand Our Portfolio

We plan to continue seeking out opportunities to expand our product offerings. We believe making strategic bets on larger-scale opportunities will help advance our vision of becoming America’s most trusted food company. The successes of our core products have confirmed our belief that there is significant demand for ethically produced food products, and our proprietary consumer surveys confirm our belief that there is significant demand for our brand across a wide spectrum of food categories. We are committed to continuing to introduce consumers to an expanding range of product offerings.

Strengthen the Brand

We will compete in the marketplace by continuing to build long-term trusted relationships with our target consumer. Critical to the success of this mission is our ability to share our story with a broader audience while maintaining the trust and loyalty of our current consumers. We intend to increase our household penetration by educating consumers about our brand, our values and the premium quality of our products. Our relatively low household penetration of approximately 9.2% for our shell eggs, compared to the shell egg category penetration of approximately 97%, demonstrates that expanding the national presence of our brand offers a significant runway for future growth. We believe we are well positioned to further increase household penetration of our products given their alignment with consumer trends and approachability with consumers. We intend to increase the number of consumers who buy our products and retain existing consumers by using digitally integrated media campaigns, social media tools, earned awareness drivers like press outreach and other owned media channels. We believe these efforts will educate consumers about our values and the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base.

Scale a World-Class Organization

We have always believed that our most important competitive advantage is great people, operating as one high-performing team in a strong culture, with the right tools to help us reach our potential, both individually and collectively. Our people function prioritizes attracting and developing talent that supports our strategic plan, our growth initiatives and our culture. This effort is critical not only to our current success but the direction of our company in the future. As we continue our focus on scaling a world-class organization, we believe this tighter link between where we are going, the processes we will put in place to get there and, most importantly, how we engage, inspire, and develop our crew members will fuel our continued growth.

Products and Innovation

We produce products sourced from animals raised on family farms, including shell eggs, butter, hard-boiled eggs and liquid whole eggs.

Shell Eggs

Our original and core product is shell eggs. We defined the pasture-raised egg category by following European-rooted standards codified by the Certified Humane Program, which require each hen to have at least 108 square feet of land and daily outdoor access. Our shell eggs are ethically produced, and our consumers consistently tell us that they provide a richer taste and color than other eggs on the market. The retail varieties of our shell eggs are based on supplemental feed type (certified organic and conventional), egg size (medium, large, extra-large and jumbo) and pack size (6, 12, 18 and 24 count). Our shell egg varieties also include True Blues (pasture-raised heirloom eggs with distinct blue shells) and Restorative Eggs (eggs from farms employing enhanced regenerative agricultural standards).

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

6 EGGS PER PACK
PROTEIN PER EGG
made with fresh air & sunshine · tended by hand on small family farms
HAPPY HENS
EST. 2007
Vital FARMS
ETHICAL EGGS
PASTURE RAISED
HARD BOILED EGGS
NET WT. 9.3 oz (264g) · 6 EGGS

Hard-Boiled Eggs and Liquid Whole Eggs

In March 2018, we launched hard-boiled eggs to broaden the appeal of our brand and satisfy an incremental usage occasion—ready-to-eat snacking. That launch was followed by the introduction of our liquid whole eggs in August 2019. We currently provide one of the only pasture-raised liquid whole egg offerings in the United States processed egg market, which has seen little innovation in decades and has traditionally been dominated by egg whites.

Motivated by the successes of our core products, our mission and our customers’ and consumers’ feedback, we seek to continue to innovate and expand our product offerings to address growing consumer demand.

We expect to continue to expand our product offerings through innovation in both existing and new categories, leveraging comprehensive consumer insights and trend data to provide innovative solutions and ideas that meet new consumer needs and usage occasions.

Marketing

We help build our trusted brand by telling authentic stories from our stakeholder community. Our multifaceted, consumer-centric marketing strategy has been instrumental in increasing awareness, deepening consumer loyalty and driving net revenue. Our marketing strategy is aimed at solidifying our brand’s position as a leading provider of ethically produced food. We execute this strategy by advertising through digitally integrated media campaigns, social media tools, earned awareness drivers like press outreach and other owned media channels. Our standout packaging has been a signature communication vehicle since our inception. We maintain a presence across all major social media platforms.

Our brand has grown rapidly into the #1 U.S. pasture-raised, #1 U.S. natural channel and #2 U.S. overall egg brand by retail dollar sales, with an over 54% share of the U.S. pasture-raised retail egg segment for the 52-week period ended December 29, 2024. Our brand awareness is represented by a strong social media following, with approximately 154,000 Instagram followers and 129,000 TikTok followers. Building on prior success, we will continue to invest in the brand through digitally integrated national media campaigns and build customer loyalty through other media formats, including our quirky Vital Times newsletter, now in its thirteenth year of print, which is placed in each egg carton. We have circulated more than 240 million copies of our Vital Times newsletter since 2021.

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

Our Customers

We market our products throughout the United States, with the majority of our net revenue coming from sales of our shell egg products. As of December 2024, we distribute through third parties and direct to retailers to reach approximately 24,000 stores. With significant expansion in recent years, our retail sales are distributed between the natural channel and mainstream channel. Because of our brand equity, loyal consumer base and line of high-quality products, we believe there are attractive growth opportunities across these channels, in addition to a sizable opportunity in the foodservice channel. We believe there are also incremental growth opportunities in additional distribution channels, including the convenience, drugstore, club, military and international markets, which we may access along with retail growth opportunities to enable us to continue our net revenue growth.

Natural Channel

Natural channel retailers, including Whole Foods and Sprouts, represented approximately 39%, 39% and 40% of our retail dollar sales in fiscal years 2022, 2023 and 2024, respectively.

Mainstream Channel

Widespread consumer demand for high-quality and traceable foods has driven our expansion into the mainstream channel with national retailers, including Albertsons, Kroger, Publix, Target and Walmart. The mainstream channel represented approximately 61%, 61% and 60% of our retail dollar sales in fiscal years 2022, 2023 and 2024, respectively.

Foodservice Channel

In addition to our primary natural and mainstream channels, we sell shell and value-added eggs into the foodservice channel, which includes commercial and non-commercial foodservice operators. We expect our foodservice business to continue to grow in the medium- to long-term through our two-pronged sales approach. We anticipate growing our foodservice distribution penetration through our relationships, for example, with Dot Foods, the largest redistribution company in the country, group purchasing organizations, including Foodbuy and Buyer’s Edge, and broad-line distributors, including Sysco, US Foods, Performance Food Group, Gordon Food Service, Shamrock Foods and Ben E. Keith. By deepening our distribution penetration, we are becoming more accessible to foodservice operators across the country. We anticipate more growth with values-aligned regional and national restaurants that want to innovate their menus with our quality, ethically produced eggs.

In fiscal years 2022, 2023 and 2024, the foodservice channel accounted for approximately 3%, 6% and 4%, respectively, of our net revenue.

Our established foodservice relationships help to extend our marketing efforts through unique co-branding opportunities, which amplify our consumer awareness and allow us to reach new households. We will continue to capitalize on these co-marketing tactics as we work to bring new foodservice operators into our customer base.

We have launched relationships with national foodservice operators, including Hopdoddy Burger Bar and Chicken N Pickle, as well as regional chain collaborations across the country.

Supply Chain

We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of more than 425 family farms. In order to capitalize on this strong supply network, we built a state-of-the-art shell egg processing facility, Egg Central Station in Springfield, Missouri. Following its expansion in April 2022, Egg Central Station is approximately 153,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. The design of our facility includes investments in support of each of our stakeholders, from our crew members, to the community and the environment, to our customers and consumers. To help support continued supply and further growth, we announced in 2024 that we plan to locate a second world-class egg washing and packing facility in Seymour, Indiana, which we anticipate will be fully operational in 2027. In addition, we announced in January 2025 that we plan to install an additional Moba egg grading system, the primary automation technology used in washing, sorting, and packing shell eggs, in Egg Central Station. Installation of this new system is expected to begin in the first quarter of 2025 and to be fully operational by the end of fiscal 2025.

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

Competition

We operate in a highly competitive environment across each of our product categories. We have numerous competitors of varying sizes, including producers of private-label products as well as producers of other branded egg and butter products that compete for trade merchandising support and consumer dollars. We compete with large egg companies such as Cal-Maine, Inc. and large international food companies such as Ornua Co-operative Limited (Kerrygold). We also compete with local and regional egg and dairy companies as well as private-label specialty products processed by other egg and dairy companies. In our market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims. We engage in customary promotional activities in accordance with acceptable industry practices that are primarily intended to reach new consumers and drive further household penetration.

Across the industry, eggs may be sourced from hens that are caged, cage-free, free-range or pasture-raised. Large egg companies offer commodity eggs sourced from caged hens, and in an attempt to address growing consumer demand for ethically produced and higher quality eggs, they have also grown their cage-free, free-range and pasture-raised offerings.

Although we operate in competitive industries, we believe that we have a strong and sustainable competitive advantage based on an ongoing process of values-driven decisions, our fundamental commitment to producing ethically minded food, the trust we have developed in our brand and our ability to provide reliable supply to our distribution partners and customers. We built and operate what we believe is one of the largest sourcing and distribution networks of family farms with strong growth potential. By focusing on the interests of each of our stakeholders, we believe we have created a model that attracts the best family farm partners, produces the highest quality products and creates benefits for all parties. We believe our experience in building this network has provided, and will continue to provide significant scale and execution advantages as we continue to expand.

Government Regulation

We are subject to laws and regulations administered by various federal, state and local government agencies in the United States, such as the U.S. Department of Agriculture, or USDA; the Food and Drug Administration, or FDA; the Federal Trade Commission, or FTC; the Environmental Protection Agency, or EPA; and the Occupational Safety and Health Administration, or

OSHA. These laws and regulations apply to the grading, processing, packaging, distribution, sale, marketing, labeling, quality, sanitary control, safety, importation and transportation of our products, as well as our occupational safety and health practices.

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

Among other things, the facilities in which our products are manufactured or processed must register with the FDA and/or the USDA, comply with current good manufacturing practices, or cGMPs, and comply with a range of food safety and labeling requirements established by the Federal Food, Drug, and Cosmetic Act, as amended by the Food Safety Modernization Act of 2011, or FSMA, the Egg Products Inspection Act, the Organic Foods Production Act and the Agricultural Marketing Act of 1946, among other laws implemented by the FDA, the USDA and other regulators. The FDA and the USDA have the authority to inspect these facilities depending on the type of product involved. For example, Egg Central Station, our facility in Springfield, Missouri, has been subject to periodic inspections by the USDA to evaluate compliance with certain applicable requirements, and the FDA may likewise inspect the facility. Additionally, we are subject to requirements under FSMA’s foreign supplier verification program and import tariffs, bond and other requirements by U.S. Customs and Border Protection for supply for our butter products, which we began importing from Ireland in late 2023. The FDA and the USDA also require that certain nutrition and product information appear on our product labels and, more generally, that our labels and labeling be truthful and non-misleading. Similarly, the FTC requires that our marketing and advertising be truthful, non-misleading and not deceptive to consumers. We are also restricted from making certain types of claims about our products, including nutrient content claims, health claims, organic claims and claims regarding the effects of our products on any structure or function of the body, whether express or implied, unless we satisfy certain regulatory requirements.

In addition, our suppliers are subject to numerous regulatory requirements. For example, the farmers who produce our shell eggs may be subject to requirements implemented by the FDA pertaining to pest control, salmonella enteritidis prevention and other requirements. There are also a number of U.S. states that have passed legislation or regulations mandating minimum space or cage-free requirements for egg production or have mandated the sale of only cage-free eggs and egg products in their states.

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

In order to be designated as a Certified B Corporation, companies are required to take a comprehensive and objective assessment of their positive impact on society and the environment. The assessment evaluates how a company’s operations and business model impact its workers, customers, suppliers, community and the environment using a 200-point scale. While the assessment varies depending on a company’s size (number of employees), sector and location, representative indicators in the assessment include payment above a living wage, employee benefits, stakeholder engagement, supporting underserved suppliers and environmental benefits from a company’s products or services. After completing the assessment, B Lab will verify a company’s score to determine if it meets the 80-point minimum bar for certification. The review process includes a phone review, a random selection of indicators for verifying documentation and a random selection of company locations for onsite reviews, including employee interviews and facility tours. Once certified, every Certified B Corporation must make its assessment score transparent on B Lab’s website.

Designation and continued certification as a Certified B Corporation is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified in January 2022, and we are in the process of seeking recertification as a Certified B Corporation. During the recertification and review process, our Certified B Corporation designation remains in good standing.

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

Our Commitment to Impact

At Vital Farms, we are dedicated to creating long-term benefits for all our stakeholders – our stockholders, crew members, farmers and suppliers, customers and consumers, communities and the environment. We promote sustainable practices, maintain clear and transparent communication with all stakeholders, and place an emphasis on being conscious environmental stewards. Our commitment to bringing ethical food to the table has helped us to integrate sustainable practices throughout our business. Our dedication to our stakeholders inspires us to continuously raise our standards and practices. The three pillars of our approach to impact are to build a resilient food system, to foster a people first culture and to drive engaged and accountable oversight.

In 2024, we continued to make progress toward our short- and medium-term impact goals. Our Impact Goals include reducing the ecological impact of our business, driving inclusion within our crew, fostering an ethical culture and mitigating climate-related risks.

The Nominating and Corporate Governance Committee of our Board of Directors has been tasked with oversight of our strategy, initiatives, policies, practices and reporting relating to environmental sustainability, climate-related risks and opportunities, human capital management, social and ethical issues and our obligations as a Delaware public benefit corporation. The Nominating and Corporate Governance Committee receives quarterly updates from our Head of Impact and reports out to the Board of Directors regarding its oversight responsibilities.

We are committed to building a people-first culture that embodies our values and understands the unique needs of our crew members. We are focused on bringing about inclusion and belonging throughout our company through initiatives to foster crew learning and development that are grounded in our purpose of improving the lives of people, animals, and the planet through food. See the section titled “— Culture and Human Capital” below for further information about our commitment to inclusion and belonging.

We acknowledge the impact that climate change may have on our business and are committed to taking action to mitigate our emissions and overall environmental risk. In 2021, we began to track and analyze our greenhouse gas emissions to understand and mitigate our carbon footprint, as well as water risks relative to our business and operations. We conduct an annual inventory of our greenhouse gas emissions and assessment of our climate-related risks, publishing disclosures under the Task Force on Climate-Related Financial Disclosure framework. Our commitment to sustainability is borne out by our operations. For example, in 2024, we received LEED Gold Certification for our Egg Central Station facility in Missouri, and as we look toward our planned second facility in Indiana, we plan to build on our successes.

We believe in providing transparent disclosure regarding our commitment to impact and communicating our progress with stakeholders. We released our most recent full Impact Report in March 2023 and released an Impact Update in March 2024. We plan to continue to provide regular updates as to our progress toward our Impact Goals and anticipate releasing a new Impact Report in the first half of 2025. To learn more about these efforts and our relevant policies, please visit our investor relations website, investors.vitalfarms.com, and our impact website, vitalfarms.com/impact. Information contained on, or that can be accessed through, our website (including information in our Impact Report and Impact Update) is not incorporated by reference into this Annual Report or any of our other filings with the SEC. We welcome our stakeholders’ feedback and can be contacted at investors@vitalfarms.com.

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

Culture and Human Capital

Our Conscious Commitment

We are committed to the long-term interests of each of our stakeholders, including our talented and passionate crew members who are invaluable to our business. Prioritizing Conscious Capitalism, our business decisions consider the impact on all our stakeholders, including our crew members, and we believe this helps us to create a more sustainable and successful business.

We are committed to fostering an environment that values collaboration, trust, and respect. Furthermore, we endeavor to provide our crew members with the resources they need to be successful through culture-enhancing programs and professional development opportunities. Human capital management is overseen by the Compensation Committee of our Board of Directors, which is charged under its committee charter to review and discuss with management our policies and practices on the development, retention, wellness, and engagement of our crew. Our Compensation Committee receives quarterly updates from our Chief People Officer on human capital matters and reports out to the Board of Directors regarding its oversight responsibilities.

Crew Recruitment, Development and Retention

Through a thoughtful and thorough selection process, we bring crew members into the business who we believe are aligned with our values and culture. We have structured our crew member orientation and onboarding processes to help foster continued alignment, including through in-person visits to our Austin headquarters, which we call the Roost, as well as fireside chats with functional leadership and substantive introductions to each business unit. We also maintain direct connection to our crew members throughout the onboarding process and conduct in-person onboarding for our crew members at our Egg Central Station processing facility in Missouri. The Vital Farms crew member journey, including recruiting, onboarding and each step of the career experience, is guided by the philosophy of supporting a people-first culture. We believe in enabling our crew members to grow both professionally and personally. We cultivate leaders across every level of the business and are committed to building a culture that embodies our values and understands the unique needs of our crew members.

We conduct an annual crew survey and subsequent listening sessions to identify key areas of opportunity and have developed both organization-wide focus areas and functional-level action plans. Through this process we believe that we have created opportunities for our crew to feel heard, valued and connected while laying a strong foundation for sustained engagement. In our 2024 survey conducted through the Great Places to Work platform, we saw marked improvement in several areas, including an increase in positive perceptions of work-life balance and other positive increases in metrics reflecting inclusion, fairness and crew development. Based upon the results of the survey, Vital Farms was certified in 2024 as a Great Place to Work.

We believe in a culture of transparency and ownership. We communicate regularly with our crew members across departments and position levels, including through monthly all-company meetings that we call “Raise the Barn” (which are in-person for our Egg Central Station crew members in Missouri and for crew members who work at the Roost in Austin) with updates and messaging from our senior leadership team, and virtual sessions for our remote teams that include executive question-and-answer sessions. These frequent touchpoints are focused on helping crew members feel connected to our mission and empowered to make informed decisions that drive our business forward.

We maintain a remote workforce for our crew members, other than those located at Egg Central Station in Missouri. We continue to believe this commitment to and cultivation of a remote workforce has enabled us to attract top talent across the country and has had a positive impact on crew member retention and engagement.

We have continued to add programs and thoughtful engagement opportunities for all crew members in service of fostering an environment where crew members can do their best work and help achieve our collective goals. In 2024, we enhanced our internal professional development program by launching “Core Competencies,” which support a common language and allow us to build development programs designed to upskill our crew in areas critical to their personal growth and our success. We consider each of our Core Competencies to be a combination of skills, knowledge and behaviors that contribute to effective performance at Vital Farms. The Core Competency program includes the following subject areas: structure and planning, problem solving, communication and collaboration, building and inspiring crew, acting with agility, and executing with excellence. These development opportunities are cohort-based bringing together crew from different business areas to enhance collaboration. Managers are encouraged to check in with crew members quarterly on progress on developing Core Competencies. By creating clarity on how to be successful at Vital Farms and providing opportunities to build relevant job skills, we believe we are empowering our crew members to take ownership and work collaboratively with their leader to co-create their respective career journeys.

Inclusion and Belonging

We aim to push ourselves to take meaningful, positive actions that have a direct impact on our stakeholders, including our family farmers, suppliers, customers, crew members, consumers, stockholders, communities and the planet. In service of this goal, we are committed to building a workplace where every crew member feels valued and that they belong. By embedding inclusion and belonging into our operations and culture, we aim to build an innovative, resilient and impactful organization that stays true to its purpose of improving the lives of people, animals and the planet through food.

In 2024, we hired a new Director of Inclusion and Belonging to continue to help foster our core values. Our inclusion and belonging function is focused on attracting, developing, retaining and advancing a diverse and talented workforce, striving to be an employer of choice that reflects our stakeholders and the communities we serve. We strive to cultivate through our work to be an inclusive and collaborative culture rooted in our purpose and mission, ensuring every crew member feels valued and truly belongs. At Vital Farms, we have formed seven Crew Resource Groups, or CRGs, to promote inclusion and belonging through internal activities and learning opportunities. These CRGs include both characteristic-based and regional-based groups. Additionally, we are working to expand our impact by supporting access to ethical food and community resilience efforts in the areas where we operate.

Workplace Health and Safety

We continue to prioritize the safety and well-being of our crew and have a number of features to ensure our crew members feel safe, engaged and valued. At Egg Central Station these features include continued identification of opportunities to automate more physically challenging processes and partnership with a local occupational health organization for regular assessment and training of Egg Central Station crew members on ergonomics and better techniques to use full range of motion. We have enhanced both our in-person and virtual safety training programs. Our crew members at Egg Central Station are required to wear safety equipment including bump caps, hearing protection, safety glasses, safety boots and hair/beard nets. Additionally, we have developed specialized safety policies for different functions and action plans in case of emergency situations, and we continue to follow protocols and take preventative measures to protect the health and safety of our crew members, customers, and communities.

What We Value

We have defined our company values as (1) Be Humble, (2) Act Like an Owner, (3) Lead with a Growth Mindset, (4) Practice Empathy and (5) Compete to Win. We start each of our monthly Raise the Barn all-company meetings by reiterating our values. We strive to create a culture that reflects these important pillars of our business.

•
We are Humble: We recognize that we win and lose as a team, and we leave our egos at the door. We orient crew members towards common priorities by communicating these priorities throughout the organization. Each quarter, crew members and their managers discuss professional development priorities and set individual goals. We hold ourselves accountable to business objectives and know that we can all improve through continuous feedback.
•
We Act Like Owners: We know our crew plays a critical role in our success and want them to have a stake in the outcome that they help create. We provide our crew members with competitive compensation. At our Egg Central Station facility in Missouri, our hourly crew members are paid wages that are in excess of the living wage for an individual without children in this market. All full-time crew members are eligible for health insurance, paid parental leave, retirement contributions, employee stock purchase plan participation, equity grants and complimentary Vital Farms products.

•
We Lead with a Growth Mindset: We bring the drive to succeed, the desire to learn and the energy to keep raising the standards on everything we do. We offer a wealth of learning opportunities to support the development of our crew. We set the foundation with our in-depth onboarding program and then keep the momentum through self-paced courses in our online learning platform, lunch & learn programs lead by subject matter experts and live courses. We level up with professional coaching, programming from esteemed external collaborators on key skills such as problem solving and curated leadership development programs. We are focused on providing an ecosystem of developmental resources that ensure our crew members develop their skills to be successful at Vital Farms and beyond.
•
We Practice Empathy: We believe that we get to better answers when we incorporate different perspectives and experiences into our work. We believe a diverse and inclusive crew is crucial to our long-term success as a business and a priority for us as our values remain rooted in Conscious Capitalism. Under the leadership of our new Director of Inclusion and Belonging and our Inclusion and Belonging Council, we have worked to drive inclusion and belonging across our crew and supply chain.
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

Our Crew Members

As of December 29, 2024, we had approximately 598 full-time crew members, including 394 in operations, 62 in sales and marketing, 35 in finance and 107 in general and administrative functions, all of whom are located in the United States. As of December 29, 2024, approximately 41% of our full-time crew members were women and approximately 19% were members of underrepresented minority groups. None of our crew members is represented by a labor union. We have never experienced a labor-related work stoppage, and we consider our relations with our crew members to be good.

Our Corporate Information

We were founded in 2007, originally incorporated in Texas in July 2009 and reincorporated in Delaware in June 2013, and we converted into a public benefit corporation in Delaware in October 2017. Our principal executive offices are located at 3601 South Congress Avenue, Suite C100, Austin, Texas 78704, and our telephone number is (877) 455-3063. Our website address is vitalfarms.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or any of our other filings with the Securities and Exchange Commission, or SEC. We make available on our website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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
•
If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, or if our forecasts of future supply capacity or customer and consumer demand are inaccurate, our business and operating results could be harmed.
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
•
If we fail to effectively price our products or effectively implement price increases, our financial condition may be adversely affected.
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
•
We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our or such third parties’ actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruption of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.
•
Our status as a public benefit corporation and a Certified B Corporation may not result in the benefits we anticipate, and we may be unable to maintain our Certified B Corporation status.
•
We recently identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness or maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
•
If our data or information technology systems, or the data or information technology systems of third parties with whom we work, are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruption of our business operations, reputational harm and loss of revenue or profits.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $471.9 million in fiscal 2023 to $606.3 million in fiscal 2024. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

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

Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will continue to increase in the foreseeable future as we invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities, and hire additional crew members. Our ongoing efforts to grow and develop our supply chain may prove more expensive than we anticipate (including as a result of inflation, increases in input costs or disruptions in our supply chain relating to public health pandemics, outbreaks of agricultural diseases, trade wars, domestic or geopolitical tensions, or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in and expanding our processing capacity, developing our co-manufacturing and co-packing relationships and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and future processing and manufacturing facilities, may be fixed. We expect to continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 94% of our net revenue in fiscal 2022, 95% of our net revenue in fiscal 2023 and 93% of our net revenue in fiscal 2024. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Furthermore, we could experience a decrease in sales of shell eggs due to one or more factors. For example, in 2024, we experienced an outbreak of highly pathogenic avian influenza, or HPAI, at one of our farms. While we did not experience a material impact on our egg production, similar outbreaks in the future could impact demand for shell eggs and negatively impact our business. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

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

Our estimates of market opportunity and growth forecasts included in this Annual Report and elsewhere, including in connection with our long-term financial goals, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

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

Risks Related to Our Business, Our Brand, Our Products and Our Industry

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, or if our forecasts of future supply capacity or customer and consumer demand are inaccurate, our business and operating results could be harmed.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we are in the process of expanding these capabilities as we continue to grow and scale our business. In June 2024, we announced plans to develop our second egg washing and packing facility in Seymour, Indiana, and we continue to pursue growth in our farm network in order to ensure adequate supply. In January 2025, we announced that we plan to install an additional Moba egg grading system at Egg Central Station in Missouri. There is risk in our ability to effectively continue to scale production and processing and manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units.

Our forecasts are based on multiple assumptions that, if inaccurate, may affect our ability to maintain adequate processing and manufacturing capacities (or co-processing and co-manufacturing capacities) in order to meet the demand for our products, which could prevent us from meeting increased customer demand. If we fail to meet demand for our products, retail customers or consumers who have previously purchased our products may buy other brands and our retail customers may allocate shelf space to other brands, each of which could adversely affect our business, financial condition and results of operations.

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

A substantial amount of our shell egg processing occurs at our existing Egg Central Station shell egg processing facility in Missouri. Any shutdown or period of reduced production at this facility, which may be caused by regulatory noncompliance or other issues, as well as factors beyond our control, such as natural disaster, weather, fire, power or other utility interruption, work stoppage, disease outbreaks or pandemics, equipment failure or maintenance or delay in raw materials delivery, could significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to maintain, replace and repair, in part because certain of such equipment is sourced internationally. We have at times seen pricing and capacity constraints related to internationally sourced equipment, and our supply chains may be further disrupted in connection with public health pandemics, domestic or geopolitical tensions, wars, inflation, trade wars or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. The property and business disruption insurance we maintain may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

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

We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. Periodically in our industry, and at times during fiscal 2024 and continuing into fiscal 2025, there have been supply shortages in the egg industry, with supply impacted by, among other things, avian influenza, increased demand for eggs and increases in feed and other input costs. Such supply shortages, together with price increases we or others in the industry have implemented or may choose to implement in the future, could result in declining consumer demand for shell eggs or inability to fulfill customer or consumer demand, each of which could have a material impact on our financial condition and results and operations. Conversely, there has periodically in prior periods been an oversupply of eggs, which caused egg prices to contract, sometimes substantially so, and as a result we have sold or donated our excess supply at reduced prices or no cost. If we are unable to sell our eggs on commercially reasonable terms, or at all, our gross margins, business, financial condition and operating results may be adversely affected.

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

Further risks may be presented by our plans to develop accelerator farms on farmland we have acquired in Indiana or to develop accelerator farms on additional parcels we may purchase, with the possibility of selling such farms in the future to interested farmers. We may not be able to adequately build, develop or staff such farms, and they may not result in the benefits we anticipate. The purchase, development and potential sale of these farms will require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. Any failure to maintain or expand our farm network would adversely affect our business, financial condition and results of operations.

Outbreaks of agricultural diseases, including avian influenza and egg drop syndrome, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.

Our business activities are subject to a variety of agricultural risks, including pests and diseases such as HPAI, and egg drop syndrome, or EDS, the occurrence of which can materially and adversely affect the quality and quantity of products, including shell eggs, that we distribute.

Since the initial outbreak of HPAI, in early 2022, we have been closely following the progression of the virus. In 2024, HPAI was detected in the United States in dairy cattle, wild birds, mammals, and farm workers directly exposed to the infected dairy or poultry. In fiscal 2024, we experienced an outbreak at one of our farms.

In October 2024, we were informed of the outbreak of EDS, on certain of our farms in Missouri, and a total of nine of our farms experienced outbreaks of EDS in fiscal 2024. We have been closely working with our farmers, veterinarians, government health officials and animal welfare auditors to follow protocol and ensure that our flocks are kept as safe as possible, including the procurement and implementation of newly available vaccinations for EDS. However, we may not be able to obtain enough vaccinations to treat all of the flocks in our network.

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

Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be negatively affected by its impact on the egg industry as a whole. In fiscal 2024 and continuing into fiscal 2025, HPAI-related disruptions in the supply of conventional eggs resulted at times in increased demand for premium egg products such as ours, which occasionally resulted in shortages of these eggs on shelves at our retail customers. Additionally, existing or new outbreaks of agricultural diseases could result in governmental restrictions on our operations and the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions for our industry. Such impacts could result in decreased consumer demand for our products and impact our operating results. Additionally, certain states in which our family farms are located have at times recommended or required that farms keep hens indoors to help limit exposure to avian diseases. Prolonged requirements to keep our hens indoors could adversely impact consumer perception of our egg products in comparison to those of our competitors, which could have a negative effect on our business, financial condition and operating results. These impacts could be exacerbated in the event of widespread transmission of HPAI or other agricultural diseases to humans. EDS is not known to be transmittable to humans, and while human cases of HPAI are rare and U.S. public health officials consider the risk of human infection with HPAI to be low, significant changes or increases to the circulation or transmission of HPAI or other agricultural diseases could adversely impact our business, including our ability to recruit and retain farmers.

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

Although feed ingredients are available from a number of sources, we have limited control over the prices of these ingredients, which are affected by weather, speculators, international trade restrictions, various supply and demand factors, geopolitical tensions, inflation, transportation and storage costs, and agricultural and energy policies in the United States and internationally. We have at times seen increased prices for conventional and organic corn and soybean crops on a global basis, including increased prices resulting from geopolitical tensions and measures taken in response thereto, inflation and supply chain shortages. We have entered into commodity derivative instrument contracts related to conventional feed ingredients. If we are unable to successfully conduct this program to reduce the impact of commodity price fluctuations, our financial condition and results of operations may be impacted.

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

If we fail to effectively price our products or effectively implement price increases, our financial condition may be adversely affected.

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

We rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, driver shortages, trucking capacity limitations due to increases in freight demand, employee and contractor strikes or unavailability or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs and rising fuel costs due to international tensions and wars (including due to attacks on container ships in the Red Sea), we have seen at times during recent periods increased transportation and freight costs. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to price our products in a manner that sufficiently offsets increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors, and in many cases, our retail customers may not accept a price increase or may require price increases to occur after a specified period of time has elapsed. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

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

Our ability to ensure a continued supply of eggs, cream for our butter and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, including confining hens when appropriate, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. Our farm network for our shell eggs is located in a geographic region we refer to as the Pasture Belt, which is the U.S. region where the weather is conducive to hens being outside as much as possible. The dairy farms that supply our cream are located primarily in Ireland. The occurrence of a natural disaster in any of these regions could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raise prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, which would adversely affect our business, financial condition and results of operations.

We compete with other food companies in the procurement of eggs and cream, and this competition may increase in the future if consumer demand increases for these items or products containing them or if competitors increasingly offer products in these market sectors. If supplies of eggs and cream that meet our quality standards are reduced or are in greater demand, we may not be able to obtain sufficient supply to meet our needs on favorable terms or at all.

Our supply may also be affected by the number and size of farms that raise hens and cows in a manner that meets our standards, changes in U.S. and global economic conditions and our ability to forecast our raw materials requirements. For example, in order to meet our standards, we require our contracted egg farms to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant, and many farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, elevated interest rates, a U.S. government shutdown or the limitation or elimination of sources of U.S. government assistance could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities and the relative financial performance of raising hens in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

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

Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than we have. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies may acquire our competitors or launch their own egg and butter products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our products so they have less favorable placement. Larger competitors may also be less affected by economic disruption and uncertainty, including with respect to inflation, global economic conditions or agricultural diseases such as avian influenza, than we are. In recent years, there has been increasing market consolidation among local, regional and national specialty egg and dairy companies. These competitive pressures could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures or increase the use of discounting or promotional campaigns, each of which could adversely affect our margins and could result in a decrease in our operating results and profitability.

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

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethically produced, great-tasting and nutritious foods. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the markets in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of changes in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by economic uncertainty and general inflationary trends. For example, we and many of our customers face pressure from animal rights groups to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. If consumer preferences shift away from animal-based products for these reasons, because of a preference for plant-based products or otherwise, our business, financial condition and results of operations could be adversely affected.

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

In fiscal years 2022, 2023 and 2024, UNFI (Whole Foods’ primary distributor) accounted for approximately 26%, 25% and 24% of our net revenue, respectively. Since distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that a substantial portion of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

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

Elevated interest rates may also adversely impact the ability of our family farmers to access capital. We require our egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms, including as a result of elevated interest rates, would impair their ability to partner with us. If our ability to contract with farmers is significantly disrupted because of farmers’ inability to obtain adequate financing, due to elevated interest rates or otherwise, we may not be able to fully meet customer and consumer demand, which would negatively impact our operating results.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 23% of our retail sales in fiscal years 2022, 2023 and 2024. Kroger accounted for approximately 12%, 11% and 12% of our retail sales for each of fiscal years 2022, 2023 and 2024. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time, could negatively impact our sales and profitability.

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

We obtain substantially all of the packaging for our shell eggs from a sole source supplier. Any disruption in the supply of our shell egg cartons, including due to interruptions to global shipping, could delay our production and hinder our ability to meet our commitments to customers. Certain components of this packaging are imported from international markets, and any import duties, tariffs or restrictions on international trade could affect its cost or availability. If we are unable to obtain a sufficient quantity of our packaging on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources, sales of our products could be delayed or we may be required to redesign our products. For example, in connection with increased demand for shell eggs in relation to the COVID-19 pandemic in 2020, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for certain of our shell egg products. While this change in packaging did not materially impact our operations, there is no guarantee that we will not experience similar packaging issues in the future, or that any such packaging issues will not impact our ability to meet product demand for our shell eggs. For example, consumers may be less likely to accept products packaged using certain materials, or modified packaging may make it more difficult for consumers to locate our products in stores. Any of these events could result in lost sales, price increases, reduced gross margins or damage to our customer or consumer relationships, which would have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to cost-effectively attract new consumers or retain our existing consumers, our business could be adversely affected.

Our success and our ability to increase revenue and operate profitably depend in part on our ability to cost-effectively attract new consumers, retain existing consumers and keep existing consumers engaged so that they continue to purchase our products. While we intend to continue to invest significantly in sales and marketing to educate consumers about our brand, our values and our products, there is no assurance that these efforts will generate further demand for our products or expand our consumer base. Our ability to attract new consumers and retain our existing consumers depends on the perceived value and quality of our products, consumers’ desire to purchase ethically produced products at a premium, offerings of our competitors, our ability to offer new and relevant products and the effectiveness of our marketing efforts, among other items. For example, because our shell eggs are sold to consumers at a premium price point, when prices for commodity shell eggs fall relative to the price of our shell eggs, we may be unable to entice price-sensitive consumers to try our products. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner, including as a result of supply constraints or heightened consumer demand. If we are unable to cost-effectively attract new consumers, retain existing consumers and keep existing consumers engaged, our business, financial condition and operating results would be adversely affected.

Our sales and profits are dependent upon our ability to expand existing customer relationships and acquire new customers.

The continued growth of our business depends on our ability to increase our household penetration, to expand the number of products sold through existing retail customers, to grow within the foodservice channel and to strengthen our product offerings through innovation in both new and existing categories. Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. For example, retailers aggressively market their private-label products, which could reduce demand for our products. The expansion of our business also depends on our ability over the long term to obtain customers in additional distribution channels, such as convenience, drugstore, club, military and international markets. Any growth in distribution channels may also affect our existing customer relationships and present additional challenges, including related to pricing strategies. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as customer rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities, and these expenditures are subject to risks, including related to consumer acceptance of our efforts. Our failure to attract new customers, or expand our business with existing customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Retailers may require price concessions in the ordinary course of business that would negatively impact our margins and our profitability. Alternatively, we may increase our prices to offset commodity inflation and potentially impact our margins and volume. In addition, we periodically offer sales incentives through various programs to customers and consumers, including customer rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities.

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

Our success and future growth depend largely upon the continued services of our executive officers as well as our other key crew members. These executives and key crew members are primarily responsible for determining the strategic direction of our business and for executing our growth strategy and are integral to our brand, culture and the reputation we enjoy with farmers, suppliers, co-manufacturers, distributors, customers and consumers. From time to time, there may be changes in our senior leadership team or other key crew members resulting from the hiring or departure of these personnel. The loss of one or more of our executive officers, or the failure by our senior leadership team to effectively work with our crew members and lead our company, could harm our business.

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

Adverse and uncertain economic conditions, including uncertainty related to inflation, market volatility, outbreaks of contagious disease or pandemics, domestic or geopolitical tensions and wars, or disruption in global financial and credit markets may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our farmers, suppliers, co-manufacturers, distributors, retailers, foodservice consumers, service providers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings, including private-label products, during economic downturns, and an economic downturn may cause customers to be less receptive to price increases on our products.

Adverse economic conditions may also affect our farmers. For example, recent inflationary pressures and elevated interest rates have resulted in increased costs for our farmers to build, equip and operate their farms. If our relationship with our existing farmers, or our ability to attract new farmers, is disrupted due to economic conditions or otherwise, our operating results may be adversely affected. Further, our foodservice product sales will be reduced if consumers reduce the amount of food they consume away from home at our foodservice customers, including as a result of inflationary concerns or other economic uncertainties. Distributors and customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retail and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

Global health pandemics, labor disputes or work stoppages, and other geopolitical tensions have at times disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, the increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. Currently, we import butter from a supplier in Ireland, and as a result, we may experience increased costs or shipment delays due to disruptions in the international trade markets and increased exposure to potential import restrictions, increased duties or tariffs or other factors described below. Additionally, we, our suppliers and our network of family farms are dependent on equipment and other supplies imported from Europe and other locations, including equipment and other supplies used in connection with the development of our planned egg washing and packing facility in Indiana. To the extent that import restrictions, duties, tariffs or disruptions to global shipping negatively impact our, our suppliers’ or our network of family farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

A U.S. federal government shutdown or other limitation or elimination of U.S. government assistance programs could have a material adverse impact on our results of operations and financial condition.

The partial shutdown of the U.S. federal government that began in late 2018 and continued into 2019 adversely impacted many of our family farmers’ ability to access capital, as these farmers receive funding through farm loan programs of the USDA Farm Service Agency. The partial shutdown also impacted our ability to receive governmental approvals for products and labeling of new products. Additionally, many of our farmers seek federal government loans from the USDA or other forms of government assistance. Any future U.S. federal government shutdown or other limitation or elimination in sources of U.S. government assistance could adversely impact our business, which could have a material adverse effect on our results of operations and financial condition.

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

Additionally, extreme weather and natural disasters exacerbated by climate change may impact our business. The egg farms in our network are all geographically located in a region that provides an environment conducive to year-round raising of hens. However, if climate change negatively impacts the year-round habitability of this region for hens, we may be subject to decreased availability or less favorable pricing for our eggs. Adverse weather conditions and natural disasters, including those caused or exacerbated by climate change, can adversely impact pasture conditions, leading to reduced yields and quality. For example, elevated summer temperatures in the Pasture Belt have at times contributed to lower-than-normal shell egg yield at certain of our farms. Adverse weather conditions and natural disasters may also impact the habitability and pasture conditions of the farms where we source the cream for our butter products. Further, we may incur increased transportation, storage and processing costs if we are unable to source products within a certain distance from our processing and co-manufacturing facilities due to the effects of climate change.

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

Our business faces scrutiny related to environmental, social and governance, or ESG, issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, inclusion and belonging, workplace conduct, human rights, philanthropy and support for local communities. In December 2022, we announced a series of impact-related goals relating to, among other things, ecological impacts, inclusion and belonging, governance accountability and climate change, which we refer to as our Impact Goals. There is no assurance that we will be able to achieve these goals. Failure to achieve our Impact Goals could damage our reputation and brand image, and our business, financial condition and results of operations could be adversely impacted. Furthermore, there exists negative sentiment toward ESG measures among certain individuals and government institutions, and several states have enacted or proposed “anti-ESG” legislation. As we continue to pursue our Impact Goals and related initiatives, we could face a negative reaction from government institutions (such as retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) that could adversely impact our business.

Implementation of our environmental and sustainability initiatives, including in connection with our Impact Goals and annual Impact Report, may require certain financial expenditures and crew member resources, and if we are unable to meet our goals or otherwise fail to meet stakeholder standards or expectations with respect to ESG issues or our Impact Goals, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our investors, crew members, farmers, suppliers, customers and consumers. There has also been a recent increase in litigation and investor activism surrounding ESG practices and related disclosures. For example, there has been recent focus by regulators, investors and other stakeholders on greenwashing and sustainability-related claims. There can be no assurance that we will not be subject to allegations or claims with respect to ESG issues or our Impact Goals.

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

If any member of our network of family farms, suppliers or co-manufacturers fails to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our farmers and co-manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative farms, suppliers or co-manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the farmers, suppliers and co-manufacturers. As a result, our supply of eggs and other raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any farmer, supplier or co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic losses. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of eggs and other raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, financial condition and results of operations.

We are subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings and investigations.

Our business operations and ownership and past and present operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and natural resources. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business. We could also experience in the future significant opposition from third parties with respect to our business, including environmental non-governmental organizations, neighborhood groups and municipalities. Additionally, new matters or sites may be identified in the future, including in connection with our planned egg washing and packing facility in Indiana, future expansions of our processing capacity or development of accelerator farms, that will require additional environmental investigation, assessment, or expenditures, which could cause additional capital expenditures.

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

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of legal claims, government investigations or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our crew members, consultants, independent contractors, farmers, suppliers, vendors, co-manufacturers or distributors will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and operating results. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our financial condition and operating results.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

We are not currently party to any material litigation. However, from time to time, we may be party to various claims and legal proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from any assessments and estimates we may make.

Even when not merited, the defense of claims and litigation proceedings may divert our management’s attention, and we may incur significant expenses in defending these lawsuits. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in any of these legal disputes may result in adverse monetary damages, penalties or injunctive relief against us, which could have a material adverse effect on our financial position, cash flows or results of operations. Any claims or legal proceedings, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

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

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our, or such third parties’ actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation (including class claims) and mass arbitration demands, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.

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

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security, reach notification laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices have been, and may in the future continue to be, subject to challenges or lawsuits under data privacy and communication laws, including, for example, challenges based on wiretapping laws for obtaining consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels, as has occurred. These practices may continue to be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Furthermore, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. For example, the California Consumer Privacy Act of 2018, or CCPA, applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines for intentional violations and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Our compliance with these legal requirements and obligations, together with any policies or practices that we have or may implement to further secure and protect sensitive data, could limit our ability to utilize data that may be valuable to our business.

Our employees and personnel use generative artificial intelligence, or generative AI, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our crew members or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections and similar actions), litigation (including class-action claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for significant statutory damages depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to loss of customers, inability to process personal data or to operate in certain jurisdictions, limited ability to develop or commercialize our products, expenditure of time and resources to defend any claim or inquiry, adverse publicity or substantial changes to our business model or operations.

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

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab, an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are B Lab and may change over time, and our continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified as a Certified B Corporation in January 2022, and we are in the process of seeking recertification as a Certified B Corporation. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, particularly if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations, or if our publicly reported Certified B Corporation score declines. Conversely, our status as a public benefit corporation or Certified B Corporation could result in negative scrutiny from government institutions, consumers, stockholders or others critical of our stakeholder focus.

As a public benefit corporation, our directors’ fiduciary duty to balance a variety of interests may result in actions that do not maximize stockholder value.

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

Risks Related to Being a Public Company

We recently identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness or maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Stock Market LLC, or Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting, disclosure controls and procedures. We are required, under Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Pursuant to Section 404, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting.

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

As further detailed in Part II, Item 9A of this Annual Report, in the process of assessing our internal control over financial reporting, management identified deficiencies in controls to ensure the accuracy of the inputs (e.g., price and/or quantity) related to the sales order entry and invoicing processes impacting revenue and accounts receivable that resulted in a material weakness. Management concluded that this material weakness was primarily due to ineffective risk assessment related to the selection and development of appropriate control activities in the revenue process due to not having a sufficient number of trained resources with expertise in and responsibility for the design, implementation, operation, and documentation of internal control over financial reporting. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of December 29, 2024. As disclosed in Part II, Item 9A of this Annual Report, we are implementing additional controls to remediate this material weakness. However, we cannot provide assurance that we will be able to do so in a timely manner, and such remediation efforts could require increased management time and attention and resources.

We cannot provide assurance that there will not be further material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain or develop effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Effective as of December 29, 2024, we are a large accelerated filer, which has increased and will continue to increase our costs and demands on management.

On December 29, 2024, we ceased to be an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012. Due to our exit from emerging growth company status and as a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

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

Ongoing compliance with the additional requirements of being a large accelerated filer has increased our legal and financial compliance costs and may cause management and other personnel to divert attention from operational and other business matters to devote increased time to public company reporting requirements. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to a large accelerated filer, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock. In addition, if we are not able to comply with changing requirements in a timely manner, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Related to Cybersecurity, Information Technology and Intellectual Property

If our data or information technology systems, or the data or information technology systems of third parties with whom we work, are or were compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruption of our business operations, reputational harm and loss of revenue or profits.

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents. We also use mobile devices, social networking and other online activities and third parties to connect with our crew members, farmers, suppliers, co-manufacturers, distributors, customers and consumers. Cyber-attacks, malicious internet-based activity, online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including, but not limited to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors. Further, as we pursue new initiatives that improve our operations and cost structure, we have, and will continue to, expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods and other similar threats.

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

In addition, our reliance on third-party service providers presents new cybersecurity risks and vulnerabilities, including supply chain attacks and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against cybersecurity incidents, there can be no assurance that these incident response measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

The theft, destruction, loss, misappropriation or release of sensitive information or intellectual property, or interference with our information technology systems or the technology systems of third parties with whom we work, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers and distributors, potential liability and competitive disadvantage all of which could have an adverse effect on our business, financial condition or results of operations.

Such risks are increased by the fact that substantially all of our crew members outside of our Egg Central Station facility are working remotely on a permanent basis. Technologies and security systems in place at our crew members’ homes may be less secure than those used in a physical office, and while we have implemented controls and safeguards to help protect our systems as our crew members work from home, there can be no assurance that these measures will be effective.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of phishing campaigns in the past and expect such campaigns to continue into the future, with risks associated with such campaigns magnified by their heightened sophistication as generative AI is increasingly utilized to craft phishing attempts. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Furthermore, given our operations and economic role, regulatory requirements related to critical infrastructure have and may impose additional compliance burdens on us, including, reporting requirements, increased costs, and other obligations.

If we or a third party with whom we work experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); competitive disadvantage; financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

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

In addition, as of December 29, 2024, there were 2,586,192 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

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

Our Information Technology department, under the leadership of our Vice President of Information Technology, or VP of IT, and with cross-functional internal and third-party support, helps identify, assess and manage our cybersecurity threats and risks. The Information Technology department identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment and our and our industry’s risk profile using various methods, including, for example, regular threat assessments (including through interaction with law enforcement when necessary), internal and external audits, threat environment scans and third-party threat assessments, vulnerability assessments, external intelligence feeds and third-party-conducted tabletop training exercises.

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

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our Information Technology department and third-party providers work with our senior leadership team to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. Our senior leadership team evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of our Board of Directors, or Audit Committee, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including professional services firms, threat intelligence service providers, penetration testing providers, cybersecurity consultants, forensic investigators, training platforms and managed cybersecurity service providers.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting services, supply chain resources (including warehousing and cold storage) and contract manufacturing organizations. We have a vendor management program to manage cybersecurity risks associated with our use of certain of these providers. The program includes, for example, internal reviews of vendor security programs and assessments, security assessment calls with vendor personnel and imposition of information security obligations in our vendor contracts. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect our company and how they may do so, see our risk factors listed in Part 1, Item 1A of this Annual Report on Form 10-K, including the section titled “Risks Related to Cybersecurity, Information Technology and Intellectual Property.”

Governance

Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible under its committee charter for overseeing our company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management, including our VP of IT, with the oversight of our Chief Financial Officer. Our VP of IT is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy and communicating key priorities to relevant personnel. Our VP of IT, in consultation with our Chief Financial Officer, is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes and reviewing security assessments and other security-related reports. Our VP of IT has over 25 years of relevant experience, including leadership roles in the information technology departments of public and private companies. Prior to joining Vital Farms, he served as VP of IT for another public company in the consumer packaged goods industry.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our internal disclosure committee and our senior leadership team. Senior leadership team members work with our company’s incident response team to help Vital Farms mitigate and remediate cybersecurity incidents of which they are notified. In addition, our company’s incident response plan provides for reporting of certain cybersecurity incidents to the Audit Committee.

The Audit Committee receives regular reports from our Chief Financial Officer and the VP of IT concerning significant cybersecurity threats and risk and the processes our company has implemented to address them. The Audit Committee’s training includes participation in tabletop training exercises designed to test and evaluate our company’s response to a cybersecurity incident. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

Our principal facilities are as follows:

Primary Use	Location	Approximate Area	Owned / Leased	Expiration of Lease
Corporate headquarters office space	Austin, Texas	9,100 sq. ft.	Leased	April 2026(1)
Warehouse space for approximately 17,500 pallets	Springfield, Missouri	187,500 sq. ft.	Leased	December 2026
Egg washing and packing facility	Springfield, Missouri	153,000 sq. ft.	Owned	N/A
Land for development of second egg washing and packing facility	Seymour, Indiana	74.1 acres	Owned	N/A
Farmland for development of accelerator farms	Indiana	1,040 acres	Owned	N/A

(1) We have an option to extend this lease for a period of five years.

We believe that our current facilities are suitable and adequate to meet our current needs and we have begun the development process for our second egg washing and packing facility in Seymour, Indiana to meet our anticipated future needs.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. For additional information regarding legal proceedings, if any, see Note 20 “Commitments and Contingencies—Litigation” to our audited consolidated financial statements included elsewhere in this report. We are not aware of any material pending or threatened legal proceedings against us, other than ordinary routine litigation incidental to the business, against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market on July 31, 2020, under the symbol “VITL.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of February 24, 2025, we had 11 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We declared cash dividends on our common stock in June 2013 totaling approximately $0.3 million. We cannot provide any assurance that we will declare or pay cash dividends on our capital stock in the future. In addition, our ability to pay dividends on our capital stock may be subject to limitations under the terms of our credit facility agreement with JPMorgan Chase Bank, N.A., or the JPMorgan Credit Facility, or other credit facilities we may enter into from time to time. See Note 14 “Long-Term Debt—JPMorgan Credit Facility” to our consolidated financial statements included elsewhere in this Annual Report for additional information on the JPMorgan Credit Facility. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including in our then-existing debt arrangements), capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Comparative Stock Performance Graph

The following performance graph shows a comparison from July 31, 2020 (the date our common stock commenced trading on the Nasdaq Global Market) through December 29, 2024, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq US Smart Food & Beverage Index.

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

There has been no material change in the planned use of proceeds from our IPO as described in this Annual Report. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of December 29, 2024, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan under our prior credit facility agreement with PNC Bank, N.A., or the PNC Credit Facility, $1.9 million to pay off our equipment loan in 2020 and $26.0 million for capital expenditures. See Note 14 “Long-Term Debt—PNC Credit Facility” to our consolidated financial statements included elsewhere in this Annual Report for additional information on the PNC Credit Facility.

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

Overview

Our mission is to bring ethical food to the table, and we carry out this mission by raising the standards in the food industry and disrupting industrial, factory food norms. Our approach has allowed us to bring high-quality products from our network of family farms to a national audience and has enabled us to become the leading U.S. brand of pasture-raised eggs and the second-largest U.S. egg brand by retail dollar sales. Our ethics are exemplified by our focus on animal welfare and sustainable farming practices. We believe our standards produce happy hens with varied diets, which produce better eggs. There is a seismic shift in consumer demand for natural, traceable, clean-label, great-tasting and nutritious foods. Supported by a steadfast adherence to the values on which we were founded, we have designed our brand and products to appeal to this consumer movement.

Our purpose is to improve the lives of people, animals and the planet through food. We are committed to Conscious Capitalism, which prioritizes positive, long-term outcomes with all of our stakeholders – farmers and suppliers, customers and consumers, communities and the environment, employees, who we refer to as crew members, and stockholders. We make decisions based on what is sustainable for all our stakeholders. For us, it is not about short-term outcomes or a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes for everyone, over time. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our impact on the food industry. We are also a Delaware public benefit corporation and a Certified B Corporation, a designation reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

We source our eggs from a network of over 425 family farms. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

We primarily work with our farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. As a result of ongoing elevated construction costs associated with our new farms, we incurred incremental farm recruitment costs in 2024 that were required to be paid in advance of these farms beginning to produce eggs, and we expect such incremental costs to continue into fiscal 2025. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to five years in length. The impact to fiscal 2024 was approximately $15.0 million to working capital. We believe the impact to our working capital resulting from these upfront costs could range from $7.0 million to $10.0 million in fiscal 2025. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs. Our loyal and growing consumer base has fueled the expansion of our brand from the natural channel to the mainstream channel. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard of food production. We have a strong presence at The Kroger Co., Sprouts Farmers Market, Target Corporation and Whole Foods Market, Inc., or Whole Foods, and we also sell our products at Albertsons Companies, Inc., Publix Super Markets, Inc. and Walmart, Inc. We offer 23 retail stock keeping units, or SKUs, through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

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

To help support continued supply and further growth, we announced in 2024 that we plan to locate a second egg washing and packing facility in Seymour, Indiana, which we anticipate will be fully operational in 2027. We intend to build upon the foundational key learnings and successes from our Egg Central Station facility in Missouri with this second facility and further expand our already resilient supply chain. To help meet the continued demand for our shell eggs, we announced in January 2025 that we plan to install an additional Moba egg grading system, the primary automation technology used in washing, sorting, and packing shell eggs, at Egg Central Station. Installation of this new system is expected to begin in the first quarter of 2025 and to be fully operational by the end of fiscal 2025.

In fiscal 2024, we purchased approximately 1,040 acres of farmland in Indiana for approximately $7.5 million. Our intent is to develop this farmland (along with other potential parcels to be purchased in the future) and utilize it for “accelerator farms” to provide learning and development opportunities within our farm network and to help ensure adequate supply for our future egg washing and packing facility in Seymour, Indiana, while preserving the ability in the future to sell turnkey farms to interested farmers.

Our products are primarily distributed through a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, which purchase, store, sell and deliver our products to our customers. We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers.

We have experienced consistent sales growth. We had net revenue of $606.3 million and $471.9 million, net income of $53.4 million and $25.6 million, and Adjusted EBITDA of $86.7 million and $48.3 million in the fiscal years ended December 29, 2024 and December 31, 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza (HPAI) and Other Agricultural Diseases

Since initial outbreaks of HPAI in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. In fiscal 2024, we experienced an outbreak at one of our farms.

In fiscal 2024, we were made aware of an outbreak of a virus called Egg Drop Syndrome (EDS) in the Midwest, and nine of our farms were impacted in fiscal 2024. EDS is characterized by the production of pale, thin-shelled, soft-shelled, or shell-less eggs by seemingly healthy laying hens.

In fiscal 2024 and continuing into fiscal 2025, HPAI-related disruptions in the supply of conventional eggs resulted at times in increased demand for premium egg products such as ours, which occasionally resulted in shortages of these eggs on shelves at our retail customers. While we have not experienced material disruptions to our egg supply due to HPAI and EDS outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results. Additionally, agricultural diseases such as HPAI or EDS have resulted and could continue to result in supply shortages and price increases across the egg market, including shortages of eggs on shelves at our retail customers. We are confident in the measures we have taken to reduce the risk of HPAI and EDS on our farms and production facilities (including through procurement of newly available vaccinations for EDS), as well as our ability to mitigate impacts on supply. However, given continued uncertainty about future outbreaks and governmental responses to such outbreaks, we cannot predict the ultimate impact that agricultural diseases such as HPAI and EDS will have on our business.

Economic Uncertainties

The current inflationary environment may affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Elevated interest rates also present a recent challenge impacting the U.S. economy and could make it more difficult for us to obtain traditional financing on acceptable terms, if at all, in the future. We work closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of supply chain disruptions associated with such uncertainties. We currently expect to have an adequate supply of our products, packaging and freight through fiscal 2025.

Liquidity and Capital Resources Overview

With cash, cash equivalents and marketable securities of $160.3 million as of December 29, 2024 and $60.0 million available under our credit facility agreement with JPMorgan Chase Bank, N.A., or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash, cash equivalents and marketable securities as of December 29, 2024, together with cash provided by our operating activities and availability of borrowings under our Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy.

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

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 97%, while the household penetration for our shell eggs is approximately 9.2%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts have helped and will continue to help educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to continue to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 23% of our retail sales for each of the fiscal years ended December 29, 2024 and December 31, 2023.

As of December 2024, there were approximately 24,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is significant demand for our products in the foodservice channel since we offer versatile ingredients with high menu penetrations across commercial and non-commercial operator segments. We see considerable opportunity to continue to grow the channel in the medium- to long-term with our two-pronged sales approach to values-aligned foodservice operators and their distributors. We are working with ROOTED Food Sales Agency, a foodservice sales and marketing agency, to increase our category share in broad-line distribution and to access additional national and regional restaurant menus.

We are also leveraging foodservice as a critical consumer touchpoint to drive brand awareness, and we are investing in co-marketing to reach new households. We believe co-marketing is mutually beneficial to foodservice operators because it helps to differentiate their brands, enhances their perceived customer value and drives loyalty.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $581.0 million, or approximately 96%, of net revenue in fiscal 2024. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

Key Components of Results of Operations

Net Revenue

We generate net revenue primarily from sales of our products, including eggs and butter, to our customers, which include natural retailers, mainstream retailers, distributors and foodservice customers. We sell our products to customers on a purchase-order basis. We serve the majority of our natural channel customers and certain independent grocers and other customers through food distributors, which purchase, store, sell and deliver our products to these customers.

We periodically offer promotional incentives to our customers, including customer rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities. At the end of each accounting period, we recognize a liability for an estimated promotional allowance reserve. We periodically provide credits or discounts to our customers in the event that products do not conform to customer expectations upon delivery or expire at a customer’s site. We treat these credits and discounts as a reduction of the sales price of the related transaction at the time of sale. We anticipate that these promotional activities, credits and discounts could materially impact our net revenue and that changes in such activities could impact period-over-period results.

Our shell eggs are sold to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to any price increases we may implement), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors instead of our eggs. As a result, low commodity shell egg prices may adversely affect our net revenue. We increased prices on certain of our products in each of fiscal years 2022, 2023 and 2024. While we have not seen significant decreases in sales volume due to previous price increases, if we further increase prices to offset higher commodity prices or other costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

Cost of Goods Sold

Cost of goods sold consists of the costs directly attributable to producing our products which include labor, raw material and packaging costs as well as overhead. The labor cost is comprised of wages and related costs for our processing crew members. The raw material is comprised of those items necessary to process our finished egg and butter products and the packaging costs are the cost of the packaging materials our finished products are sold in. Overhead costs in cost of goods sold include utilities, insurance, inbound freight, storage fees related to our warehouse and depreciation and amortization expenses related to our assets used in production. We expect cost of goods sold to increase in the future in connection with the development and staffing of our second egg washing and packing facility in Indiana.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of broker and contractor fees for sales and marketing, as well as personnel costs for sales and marketing, finance, human resources and other administrative functions, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions. Selling, general and administrative expenses also include advertising and digital media costs, agency fees, travel and entertainment costs, and costs associated with consumer promotions, product samples, sales aids incurred to acquire new customers, retain existing customers and build our brand awareness, overhead costs for facilities, including associated depreciation and amortization expenses related to our non-production facilities and assets, and information technology-related expenses. We expect selling, general and administrative expenses to increase in the future in connection with the expansion of the business and increased marketing costs.

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

Result of Operations

We report on a 52-week or 53-week fiscal year, ending on the last Sunday in December. In a 52-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Fiscal 2024 was a 52-week fiscal year, as compared to a 53-week fiscal year for fiscal 2023.

Comparison of Fiscal Years Ended December 29, 2024 and December 31, 2023

The following table sets forth our consolidated statements of income data expressed as a percentage of net revenue for the periods presented:

	Fiscal Year Ended²
	December 29, 2024		December 31, 2023
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$606,307	100%	$471,857	100%
Cost of goods sold(1)	376,381	62%	309,531	66%
Gross profit	229,926	38%	162,326	34%
Operating expenses:
Selling, general and administrative(1)	133,939	22%	101,728	22%
Shipping and distribution	32,435	5%	27,344	6%
Total operating expenses	166,374	27%	129,072	27%
Income from operations	63,552	11%	33,254	7%
Other income (expense), net:
Interest expense	(1,010)	—	(782)	—
Interest income	5,246	—	2,542	1%
Other expense, net	(250)	—	(2,813)	(1)%
Total other income (expense), net	3,986	—	(1,053)	—
Net income before income taxes	67,538	11%	32,201	7%
Income tax provision	14,150	2%	6,635	1%
Net income	$53,388	9%	$25,566	5%

(1)
Includes stock-based compensation expense of $9,972 and $7,157 in selling, general and administrative for the fiscal years ended 2024 and 2023, respectively, and $296 and $260 in cost of goods sold for the fiscal years then ended, respectively.
(2)
As described in the notes to our financial statements elsewhere in this document, fiscal 2024 was a 52-week fiscal year as compared to a 53-week fiscal year for fiscal 2023.

Net Revenue

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	$ Change	% Change
	(in thousands)
Net revenue	$606,307	$471,857	$134,450	28%

The increase in net revenue of $134.5 million, or 28%, was primarily driven by volume-related increases of $103.0 million and price-related increases of $31.5 million. The volume favorability was primarily driven by increases at both new and existing customers. Net revenue from sales through our retail channel was $582.4 million and $445.8 million for fiscal years ended 2024 and 2023, respectively.

The extra week in fiscal 2023, which was 53 weeks compared to 52 weeks in fiscal 2024, partially offset the increase in net revenue in fiscal 2024 by $8.5 million. Excluding the extra week, net revenue increased 30.9% in fiscal 2024.

Gross Profit and Gross Margin

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	$ Change	% Change
	(in thousands)
Gross profit	$229,926	$162,326	$67,600	42%
Gross margin	38%	34%

The increase in gross profit of $67.6 million, or 42%, was driven by higher net revenue generated during the fiscal year ended December 29, 2024. The increase in gross margin during the fiscal year ended December 29, 2024 compared to the fiscal year ended December 31, 2023 was primarily driven by price/mix benefits, including price increases on our organic egg portfolio in January 2024 and fully realizing our February 2023 price increase across the entire shell egg portfolio, as well as benefits of scale, operational efficiencies and more favorable commodity and diesel costs. This was partially offset by an increase in labor and overhead costs.

Operating Expenses

Selling, General and Administrative

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	$ Change	% Change
	(in thousands)
Selling, general and administrative	$133,939	$101,728	$32,211	32%
Percentage of net revenue	22%	22%

The increase in selling, general and administrative expenses of $32.2 million, or 32%, was primarily driven by:

•
an increase of $15.5 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our continued growth;
•
an increase of $11.1 million in marketing and brokerage-related expenses due to the expansion of the business;
•
an increase of $3.8 million in legal and professional service expenses due to the expansion of the business; and
•
an increase of $1.8 million in technology and software-related expenses due to the expansion of the business.

Shipping and Distribution

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	$ Change	% Change
	(in thousands)
Shipping and distribution	$32,435	$27,344	$5,091	19%
Percentage of net revenue	5%	6%

The increase in shipping and distribution costs of $5.1 million, or 19%, was driven by higher sales volumes, partially offset by favorable linehaul and fuel rates.

Interest Expense

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	$ Change	% Change
Interest expense	$(1,010)	$(782)	$(228)	29%

The increase in interest expense of $0.2 million, or 29%, was primarily driven by an increase in finance leases which generated an increase in interest expense related to those leases.

Interest Income

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	$ Change	% Change
	(in thousands)
Interest income	$5,246	$2,542	$2,704	106%

The increase in interest income of $2.7 million, or 106%, was primarily driven by higher interest income on our available-for-sale securities portfolio.

Other Expense, net

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	$ Change	% Change
	(in thousands)
Other expense, net	$(250)	$(2,813)	$2,563	(91%)

The change in other expense, net of $2.6 million was primarily driven by losses on our commodity derivative instruments during the fiscal year ended December 29, 2024.

Income Tax Provision

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	$ Change	% Change
	(in thousands)
Income tax provision	$14,150	$6,635	$7,515	113%

The change in the income tax provision of $7.5 million, or 113%, was primarily driven by the increase in net income before income taxes earned in the fiscal year ended December 29, 2024.

Comparison of Fiscal Years Ended December 31, 2023 and December 25, 2022

For the discussion of the financial condition and results of operations for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 25, 2022, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 7, 2024.

Non-GAAP Financial Measures

Adjusted EBITDA

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure, provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net income, adjusted to exclude:

•
Depreciation and amortization;

•
Stock-based compensation expense;
•
Benefit or provision for income taxes, as applicable;
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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
	(in thousands)
Net income	$53,388	$25,566
Depreciation and amortization(1)	13,093	10,490
Stock-based compensation expense	10,268	7,417
Income tax provision	14,150	6,635
Interest expense	1,010	782
Interest income	(5,246)	(2,542)
Adjusted EBITDA	$86,663	$48,348

(1) Amount also includes finance lease amortization.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $53.4 million for the fiscal year ended December 29, 2024 and retained earnings of $83.1 million as of December 29, 2024.

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

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. As of December 29, 2024, future minimum lease payments under non-cancelable operating leases totaled $7.2 million and future minimum lease payments under non-cancelable finance leases totaled $13.2 million.

Additionally, in 2024 we acquired land in Seymour, Indiana for a planned additional egg washing and packing facility. We anticipate that we will incur approximately $8.0 million to $11.0 million in capital expenditures related to the new egg washing and packing facility in the next 12 months and will incur further expenditures in the years following. In January 2025, we announced that we plan to install an additional Moba egg grading system at our Egg Central Station facility in Missouri. We anticipate that we will incur approximately $12.0 million to $16.0 million in capital expenditures related to the new Moba egg grading system in the next 12 months. We also anticipate that we will incur approximately $20.0 million to $30.0 million in capital expenditures over the next 12 months related to the development of accelerator farms on previously acquired farmland in Indiana or the purchase and development of future parcels, with further expenditures incurred in the years following. Finally, we anticipate increased expenditures in marketing during fiscal 2025 to support progress toward our long-term marketing goals.

Credit Facility

On April 9, 2024, we entered into the JPMorgan Credit Facility with JPMorgan Chase Bank, N.A. and the other lenders party thereto, which provides for a five-year, $60.0 million revolving credit facility. The JPMorgan Credit Facility replaced the PNC Credit Facility, which terminated concurrently with our entry into the JPMorgan Credit Facility. The JPMorgan Credit Facility includes a $5.0 million letter of credit sub-limit and an accordion option that would allow us to increase the aggregate revolving commitments or add incremental term loans in an aggregate amount not to exceed the greater of (i) $35.0 million and (ii) an amount equal to 100% of consolidated adjusted EBITDA.

Any borrowings under the JPMorgan Credit Facility bear interest, at our election, at either (i) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus 0.10% plus a margin of either 0.75%, 1.00% or 1.25% depending on our net leverage ratio, or (ii) an alternative base rate plus a margin of either 1.75%, 2.00% or 2.25%, depending on our net leverage ratio. We are required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at either 0.20% or 0.375% per annum depending on our revolving exposure. Additionally, we are required to pay a participation fee on the account of each lender for each outstanding letter of credit at a rate equal to the applicable rate used to determine the interest rate applicable to term benchmark revolving loans.

The JPMorgan Credit Facility is secured by liens on substantially all of our assets, including certain intellectual property assets and investment securities. It requires us to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. The JPMorgan Credit Facility contains other customary covenants, representations and events of default. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on our consolidated balance sheet as of December 29, 2024 are restricted in use. As of December 29, 2024, there was no outstanding balance under the JPMorgan Credit Facility, and we were in compliance with all covenants under the JPMorgan Credit Facility.

See “Long-Term Debt—JPMorgan Credit Facility” in Note 14 to our consolidated financial statements included elsewhere in this Annual Report for additional details related to our JPMorgan Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
	(in thousands)
Net cash provided by operating activities	$64,824	$50,906
Net cash (used in) provided by investing activities	(7,026)	22,383
Net cash provided by (used in) financing activities	8,654	(2,054)
Net increase in cash and cash equivalents	$66,452	$71,235

Operating Activities

The increase in net cash provided by operating activities during the fiscal year ended December 29, 2024 compared to the fiscal year ended December 31, 2023 was due primarily to higher net income in the current fiscal year due to higher sales, gross margin improvements and better leveraging of selling, general and administrative costs. The increase was also attributable to an increase in depreciation and amortization and stock-based compensation expenses in fiscal 2024. These increases were partially offset by changes in operating assets and liabilities, driven by payments on operating lease liabilities.

Investing Activities

The change in cash (used in) provided by investing activities during the fiscal year ended December 29, 2024 was primarily due to an increase in purchases of property, plant and equipment and fewer proceeds received on the maturities of our available for sale securities during the year ended December 29, 2024 compared to the year ended December 31, 2023.

Financing Activities

The change in cash provided by (used in) financing activities during the fiscal year ended December 29, 2024 compared to the fiscal year ended December 31, 2023 was primarily due to an increase in the proceeds received from the exercise of stock options.

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

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes thereto. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition and trade promotions, income taxes, and contingencies. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ materially from those estimates. The following is a summary of certain accounting estimates we consider critical. For further discussion about our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this Annual Report.

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

Commodity Price Risk

Our eggs and butter are sourced through a distributed supply chain of small farms. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for all of the laying hens in our network of family farms as of December 29, 2024, the price we pay is also adjusted quarterly for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Our buy-sell contracts subject us to risk of price fluctuations in feed ingredients, primarily consisting of corn and soy. The price we pay for butter is subject to butter commodity fluctuations. A hypothetical 10% increase or decrease in the weighted-average cost of these ingredients across our product lines as of December 29, 2024 would have resulted in an increase or decrease to cost of goods sold for the fiscal year ended December 29, 2024 of approximately $11.1 million. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases on our products.

Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict creating price risk. A hypothetical 10% increase or decrease in the weighted-average cost of packaging raw materials as of December 29, 2024 would have resulted in an increase or decrease to cost of goods sold for the fiscal year ended December 29, 2024 of approximately $4.5 million. We seek to mitigate the impact of raw materials cost increases with a combination of negotiated pricing agreements, cost savings initiatives and efficiencies and price increases on our products.

Interest Rate Risk

We are subject to interest rate risk in connection with our credit facility agreement with JPMorgan Chase, N.A., or the JPMorgan Credit Facility. See the section titled “—Liquidity and Capital Resources—Credit Facility” above for additional details related to our JPMorgan Credit Facility. Based on the average interest rate on the instruments under the Credit Facility during the fiscal year ended December 29, 2024, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the fiscal year ended December 29, 2024.

Our interest-earning instruments also carry a degree of interest rate risk. As of December 29, 2024, we had cash and cash equivalents of $150.6 million and investments in available for sale securities of $9.7 million. As of December 29, 2024, the effective maturity of our investment securities available for sale was approximately 3 months and the composite credit rating of the holdings is Aa2 on the Moody's rating scale.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure during the fiscal year ended December 29, 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Vital Farms, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vital Farms, Inc. and subsidiary (the Company) as of December 29, 2024 and December 31, 2023, the related consolidated statements of income, comprehensive income, redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 29, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the sufficiency of audit evidence obtained over eggs and butter revenue

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company generates revenue primarily through the sale of eggs and butter. The Company recognized $580,954 thousand of eggs and egg-related products net revenue and $25,353 thousand of butter and butter-related products net revenue for the fiscal year ended December 29, 2024. The Company’s management identified a material weakness related to the revenue process as of December 29, 2024.

We identified the evaluation of the sufficiency of audit evidence obtained over eggs and egg-related products net revenue and butter and butter-related products net revenue as a critical audit matter. Subjective auditor judgment was required due to the highly automated nature of certain processes to record revenue that involve interfacing data across multiple information technology (IT) systems, and the material weakness described above.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of revenue, including consideration of the material weakness. We evaluated the reliability of information used in our procedures by comparing information in certain IT systems to underlying documentation. We performed a software-assisted data analysis to test relationships among certain revenue transactions. On a sample basis, we tested certain revenue transactions by comparing the recorded amounts to underlying documentation, including invoices, cash receipts, bills of lading, and contracts with customers. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Austin, Texas

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Vital Farms, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Vital Farms, Inc. and subsidiary's (the Company) internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2024 and December 31, 2023, the related consolidated statements of income, comprehensive income, redeemable noncontrolling interest and stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s revenue process has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Austin, Texas

February 27, 2025

VITAL FARMS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 29, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$150,601	$84,149
Investment securities, available-for-sale	9,692	32,667
Accounts receivable, net of allowance for credit losses of $691 and $550 as of December 29, 2024 and December 31, 2023, respectively	54,342	39,699
Inventories	23,666	32,895
Prepaid expenses and other current assets, net of allowance for credit losses of $240 and $227 as of December 29, 2024 and December 31, 2023, respectively	7,740	6,114
Total current assets	246,041	195,524
Property, plant and equipment, net	84,521	66,839
Operating lease right-of-use assets	19,617	8,911
Goodwill and other assets	9,153	3,904
Total assets	$359,332	$275,178
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,582	$33,485
Accrued liabilities	31,328	24,218
Operating lease liabilities, current	3,849	3,057
Finance lease liabilities, current	3,932	3,255
Income taxes payable	838	1,206
Total current liabilities	78,529	65,221
Operating lease liabilities, non-current	2,918	5,771
Finance lease liabilities, non-current	8,011	10,481
Other liabilities	572	1,028
Total liabilities	$90,030	$82,501
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of December 29, 2024 and December 31, 2023; no shares issued and outstanding as of December 29, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of December 29, 2024 and December 31, 2023; 44,042,355 and 41,684,649 shares issued and outstanding as of December 29, 2024 and December 31, 2023, respectively	4	4
Additional paid-in capital	186,182	163,325
Retained earnings	83,113	29,725
Accumulated other comprehensive income (loss)	3	(377)
Total stockholders’ equity	$269,302	$192,677
Total liabilities and stockholders’ equity	$359,332	$275,178

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Net revenue	$606,307	$471,857	$362,050
Cost of goods sold	376,381	309,531	252,606
Gross profit	229,926	162,326	109,444
Operating expenses:
Selling, general and administrative	133,939	101,728	77,236
Shipping and distribution	32,435	27,344	30,104
Total operating expenses	166,374	129,072	107,340
Income from operations	63,552	33,254	2,104
Other income (expense), net:
Interest expense	(1,010)	(782)	(114)
Interest income	5,246	2,542	992
Other expense, net	(250)	(2,813)	(151)
Total other income (expense), net	3,986	(1,053)	727
Net income before income taxes	67,538	32,201	2,831
Income tax provision	14,150	6,635	1,601
Net income	53,388	25,566	1,230
Less: Net loss attributable to noncontrolling interests	—	—	(21)
Net income attributable to Vital Farms, Inc. common stockholders	$53,388	$25,566	$1,251
Net income per share attributable to Vital Farms, Inc. stockholders:
Basic:	$1.25	$0.62	$0.03
Diluted:	$1.18	$0.59	$0.03
Weighted average common shares outstanding:
Basic:	42,849,660	41,192,544	40,648,592
Diluted:	45,127,128	43,312,836	43,469,586

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Net income	$53,388	$25,566	$1,230
Other comprehensive income (loss), before tax:
Available-for-sale debt securities:
Unrealized net holding gain (loss)	456	1,371	(1,745)
Amounts reclassified for realized losses to earnings	1	182	96
Available-for-sale debt securities, before tax	457	1,553	(1,649)
Other comprehensive income (loss), before tax	457	1,553	(1,649)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(77)	(383)	383
Other comprehensive income (loss), net of tax	380	1,170	(1,266)
Comprehensive income (loss)	53,768	26,736	(36)
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(21)
Comprehensive income (loss) attributable to Vital Farms, Inc. common stockholders	$53,768	$26,736	$(15)

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’ Equity Attributable to Vital Farms, Inc.	Noncontrolling	Total Stockholders’
	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Stockholders	Interests	Equity
Balances at December 26, 2021	$175	40,493,969	$5	$149,000	$2,746	$(281)	$151,470	$115	$151,585
Exercise of stock options	—	180,835	—	685	—	—	685	—	685
Vesting of restricted stock units	—	51,852	—	(9)	—	—	(9)	—	(9)
Shares issued under employee stock purchase plan	—	20,334	—		—	—	—	—	—
Stock-based compensation expense	—	—	—	6,040	—	—	6,040	—	6,040
Dissolution of noncontrolling interest	(175)	—	(1)	—	—	—	(1)	68	67
Net loss attributable to noncontrolling interests - stockholders	—	—	—	—	162	—	162	(183)	(21)
Other comprehensive loss, net	—	—	—	—	—	(1,266)	(1,266)	—	(1,266)
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	1,251	—	1,251	—	1,251
Balances at December 25, 2022	$—	40,746,990	$4	$155,716	$4,159	$(1,547)	$158,332	$—	$158,332
Exercise of stock options	—	737,000	—	692	—	—	692	—	692
Vesting of restricted stock units	—	217,347	—	—	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	—	(42,566)	—	(796)	—	—	(796)	—	(796)
Shares issued under employee stock purchase plan	—	25,878	—	296	—	—	296	—	296
Stock-based compensation expense	—	—	—	7,417	—	—	7,417	—	7,417
Other comprehensive income, net	—	—	—	—	—	1,170	1,170	—	1,170
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	25,566	—	25,566	—	25,566
Balances at December 31, 2023	$—	41,684,649	$4	$163,325	$29,725	$(377)	$192,677	$—	$192,677
Exercise of stock options	—	2,143,468	—	13,680	—	—	13,680	—	13,680
Vesting of restricted stock units	—	255,570	—	—	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	—	(68,219)	—	(1,510)	—	—	(1,510)	—	(1,510)
Shares issued under employee stock purchase plan	—	26,887	—	419	—	—	419	—	419
Stock-based compensation expense	—	—	—	10,268	—	—	10,268	—	10,268
Other comprehensive income, net	—	—	—	—	—	380	380	—	380
Net income attributable to Vital Farms, Inc. stockholders	—	—	—	—	53,388	—	53,388	—	53,388
Balances at December 29, 2024	$—	44,042,355	$4	$186,182	$83,113	$3	$269,302	$—	$269,302

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Cash flows from operating activities:
Net income	$53,388	$25,566	$1,230
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,093	7,925	5,441
Reduction in the carrying amount of right-of-use assets	4,191	4,129	1,840
Amortization of available-for-sale debt securities	110	348	711
Amortization of debt issuance costs	60	—	—
Stock-based compensation expense	10,268	7,417	6,040
Uncertain tax positions	(82)	58	405
Deferred taxes	(1,864)	(179)	227
Net realized losses on derivative instruments	272	2,711	—
Other	1,605	438	184
Changes in operating assets and liabilities:
Accounts receivable	(14,785)	(862)	(13,858)
Inventories	8,930	(6,443)	(15,574)
Income taxes receivable	—	—	199
Prepaid expenses and other current assets	(1,244)	(1,151)	(131)
Deposits and other assets	(3,755)	98	45
Income taxes payable	(368)	782	425
Accounts payable	5,810	6,671	2,352
Accrued liabilities	6,749	5,157	3,843
Operating lease liabilities	(17,554)	(1,759)	(1,477)
Net cash provided by (used in) operating activities	$64,824	$50,906	$(8,098)
Cash flows from investing activities:
Purchases of property, plant and equipment	(28,646)	(11,538)	(10,468)
Purchases of leasehold improvements	—	—	(89)
Purchases of available-for-sale debt securities	—	(982)	(33,817)
Purchases of derivative instruments	(1,701)	(1,971)	—
Sales of available-for-sale debt securities	—	2,895	—
Settlements of derivative instruments	—	106	—
Maturities and call redemptions of available-for-sale debt securities	23,320	32,265	34,345
Proceeds from the sale of property, plant and equipment	1	1,056	100
Return of investment in variable interest entity	—	552	—
Dissolution of equity investment	—	—	(108)
Net cash (used in) provided by investing activities	$(7,026)	$22,383	$(10,037)

See accompanying notes to the consolidated financial statements

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Cash flows from financing activities:
Proceeds from borrowing under revolving line of credit	—	7,500	—
Proceeds from exercise of stock options	13,680	692	675
Proceeds from issuance of common stock under employee stock purchase plan	419	296	—
Repayment of revolving line of credit	—	(7,500)	—
Payment of tax withholding obligation on vested RSU shares	(1,510)	(796)	—
Principal payments under finance lease obligations	(3,521)	(2,246)	(554)
Payment of financing costs	(414)	—	—
Payment of contingent consideration	—	—	(38)
Net cash provided by (used in) financing activities	$8,654	$(2,054)	$83
Net increase (decrease) in cash and cash equivalents	66,452	71,235	(18,052)
Cash and cash equivalents at beginning of the period	84,149	12,914	30,966
Cash and cash equivalents at end of the period	$150,601	$84,149	$12,914
Supplemental disclosure of cash flow information:
Cash paid for interest	$950	$775	$114
Cash paid for income taxes	$16,578	$5,996	$99
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$884	$187	$1,143

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. Therefore, the financial results of certain 53-week fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The audited consolidated financial statements for the fiscal years ended December 29, 2024 and December 25, 2022 contain operating results for 52 weeks, while the audited consolidated financial statements for the fiscal year ended December 31, 2023 contain operating results for 53 weeks.

2. Summary of Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates principally include revenue recognition, determination of useful lives for property, plant and equipment, leases, variable consideration, goodwill, allowance for credit losses, inventory obsolescence, stock option valuations, accrued liabilities, income taxes and contingencies. Actual results could differ from those estimates.

Concentrations of Customers and Risk: A substantial amount of shell egg processing occurs at the Company’s Egg Central Station shell egg processing facility in Missouri. Any shutdown or period of reduced production at this facility, which may be caused by regulatory noncompliance or other issues, as well as factors beyond the Company’s control, such as natural disaster, weather, fire, power interruption, work stoppage, disease outbreaks or pandemics, equipment failure or maintenance or delay in raw materials delivery, would significantly disrupt the Company’s ability to deliver its products in a timely manner, meet contractual obligations and operate the business.

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

The Company's customer concentration for the periods presented were as follows:

	Net Revenue Year Ended December 29, 2024	Net Revenue Year Ended December 31, 2023	Net Revenue Year Ended December 25, 2022	Accounts Receivable, Net as of December 29, 2024	Accounts Receivable, Net as of December 31, 2023
Customer A	24%	25%	26%	16%	18%
Customer B	*	*	11%	10%	12%
Customer C	*	*	*	13%	11%
Customer D	*	*	*	10%	11%

* Denotes percentage less than 10%

Cash and Cash Equivalents: The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. As of December 29, 2024 and December 31, 2023, cash and cash equivalents consisted of cash on deposit with balances denominated in U.S. dollars and investments in money market funds.

Investment Securities: The Company accounts for its investment securities in accordance with ASC 320, Investments-Debt and Equity Securities. The Company considers all of its debt securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next 12 months, as available-for-sale. The Company classifies these securities as current, because the amounts invested are available for current operations. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income until the security is settled or sold, except for changes in allowance for any expected credit losses, which are reported on a gross basis in other expense.

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

Variable Interest Entity: The Company consolidates all entities where a controlling financial interest exists. For fiscal 2022, the Company considered its relationship with Ovabrite, Inc., which was dissolved in September 2022, to determine whether the Company had a variable interest in that entity, and if so, whether the Company was the primary beneficiary of the relationship. GAAP requires variable interest entities (“VIEs”) to be consolidated if an entity’s interest in the VIE is a controlling financial interest. Under the variable model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and (ii) the obligations to absorb losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Derivatives used to manage commodity price risk are not designated for hedge accounting treatment. Therefore, the changes in fair value of these derivatives are recorded as incurred within other expense, net. Net realized gains and losses on derivative instruments are reported as a reconciling item from net income to cash from operating activities in the consolidated statements of cash flows. Cash flows related to settlements and purchases of derivative instruments are reported as investing activities within the consolidated statements of cash flows.

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. The general range of useful lives of other property, plant and equipment is as follows:

Estimated Useful Life
Land	N/A
Land improvements	15 to 20 years
Buildings and improvements	15 to 39 years
Vehicles	5 years
Machinery and equipment	2 to 7 years
Furniture and fixtures	5 years
Leasehold improvements	Lesser of lease term or 7 years

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

Cloud Computing Arrangements: The Company incurs costs to implement cloud computing arrangements hosted by third party vendors. Costs incurred to implement cloud computing service arrangements are capitalized when incurred during the application development phase and recognized as other current assets and other non-current assets in the consolidated balance sheets. Amortization of the cloud computing arrangement implementation costs will begin once the software is placed in service.

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

Impairment of Long-Lived Assets: The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects and the effects of obsolescence, demand, competition and other economic factors. The Company did not recognize an impairment loss during the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022.

Noncontrolling Interest: The Company recognizes noncontrolling interest related to VIEs in which the Company is the primary beneficiary, as equity in the consolidated financial statements separate from the parent entity’s equity. The amount of net income or loss attributable to noncontrolling interests is included in consolidated net income on the face of the consolidated statements of income. Changes in the parent entity’s ownership interest in a subsidiary that do not result in deconsolidation are treated as equity transactions if the parent entity retains its controlling financial interest. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and the difference between the carrying value and fair value of the retained interest will be recorded as a gain or loss. Affiliate equity interests where the Company has certain rights to demand settlement are presented at their current redemption values, as redeemable noncontrolling interest in the consolidated balance sheet. Because these transactions take place between entities under common control, any gains or losses attributable to these transactions are required to be included within additional paid-in-capital on the consolidated balance sheets.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 29, 2024 and December 31, 2023 the Company had accrued interest and penalties related to uncertain tax positions of $157 and $171.

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

Revenue Recognition: The Company generates revenue primarily through sales of products to its customers, which include natural channel retailers, mainstream channel retailers, distributors and foodservice customers. The Company sells its products to customers on a purchase-order basis.

Revenue is recognized when control of the product is transferred to the customer and the related performance obligation is satisfied, which typically occurs upon delivery of the product to the customer, for an amount that reflects the net consideration the Company expects to receive in exchange for delivering the product. The Company offers sales incentives through various programs to customers and allow deductions from its customers, which may include credits or discounts to customers in the event that products do not conform to customer specifications or expire at a customer’s site. The cost associated with variable consideration is estimated and recorded as a reduction in revenue and is recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of this cost therefore requires management judgment regarding the volume of promotional offers that will be redeemed. Differences between estimated cost and actual redemptions are recognized as a change in management estimate in a subsequent period.

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

Shipping and Distribution: The Company’s shipping and distribution costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment. Shipping and distribution costs were $32,435, $27,344, and $30,104 during the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, respectively. Freight-in costs are included within cost of goods sold and were $3,526, $4,823, and $9,610 during the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, respectively.

Stock-Based Compensation: The Company measures all stock-based awards granted to employees and directors based on the estimated fair value on the date of the grant and recognizes compensation expense for those awards, over the requisite service period, which is generally the vesting period of the respective award. Stock options generally vest ratably over three years from the date of grant and expire 10 years from the date of grant. Restricted stock awards generally vest ratably over three years from the date of grant and contain no other service or performance conditions. Performance stock awards vest at the end of a three-year period dependent upon the level of achievement of certain Company performance metrics and the recipient’s continued service over such period. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service or vesting period. Forfeitures for stock options and restricted stock awards are recognized as they occur. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing valuation model, which requires inputs based on certain subjective assumptions, including the fair market value of the Company’s common stock, expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. The Company classifies stock-based compensation expense in its consolidated statements of income in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Advertising and Promotion Expenses: Advertising and promotion expenses consist primarily of production costs and the costs to communicate the advertisements to promote and market the Company’s products. Production costs such as idea development, artwork, audio and video crews and other upfront development costs are expensed the first time the associated advertising campaign is launched or aired. The costs to communicate the advertisements such as airtime and distribution costs are expensed as incurred. During the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, the Company incurred advertising and promotion expenses of approximately $32,138, $23,625, and $13,301, respectively.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which intends to simplify the guidance by removing certain exceptions to the general principles and clarifying or amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2019-12 during fiscal 2022 and there was no material impact on the Company’s consolidated financial statements for the fiscal years ended December 25, 2022, December 31, 2023 and December 29, 2024.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures (“ASU 2023-07”) in order to improve stockholders’ understanding of an entity’s business activities through enhanced disclosures around reportable segments. ASU 2023-07 requires incremental and more detailed disclosure regarding segment expenses on both an annual and interim basis. The Company adopted ASU 2023-07 on December 29, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but resulted in expanded disclosures in Note 23 “Segment Reporting” below.

Recently Issued Accounting Pronouncements Not Yet Adopted: In December 2023, the FASB issued ASU No 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning December 30, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2023-09 on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of its pending adoption of ASU 2024-03 on its consolidated financial statements.

3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of December 29, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$9,702	$15	$(25)	$—	$9,692
Total	$9,702	$15	$(25)	$—	$9,692

The following table summarizes the Company’s available-for-sale investment securities as of December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$33,134	$10	$(477)	$—	$32,667
Total	$33,134	$10	$(477)	$—	$32,667

The following table presents the Company’s proceeds, gross realized gains and losses from the sale of available-for-sale securities for the periods presented:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Proceeds	$—	$2,895	$—

Gross realized gains	—	—	9
Gross realized losses	(1)	(183)	(105)
Net realized losses	$(1)	$(183)	$(96)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of December 29, 2024 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$8,696	$8,673
Due after one year through five years	1,006	1,019
Total available-for-sale	$9,702	$9,692

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

	December 29, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$-	$-	$8,014	$(25)	$8,014	$(25)
Total	$-	$-	$8,014	$(25)	$8,014	$(25)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$699	$(3)	$29,247	$(474)	$29,946	$(477)
Total	$699	$(3)	$29,247	$(474)	$29,946	$(477)

As of December 29, 2024, there were 13 diversified issuances in the Company’s securities portfolio in an unrealized loss position, with credit ratings from BBB- to A+. As of December 29, 2024, there are no individual bonds with unrealized losses exceeding $3, and 13 issuances have been in a loss position greater than 12 months.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months, and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that a significant number of bonds will be called early, and it does not have liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of December 29, 2024.

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

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	December 29, 2024	December 31, 2023
Commodity:
Corn	Bushels (in thousands)	3,593	2,351
Soybean Meal	Tons	37	25

For the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $273, $2,435, and $0, respectively.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of December 29, 2024, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$114,249	$—	$—	$114,249
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	9,692	—	9,692
Prepaid expenses and other current assets:
Derivative financial instruments	—	1,153	—	1,153
Total assets measured at fair value	$114,249	$10,845	$—	$125,094

	Fair Value Measurements as of December 31, 2023, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$64,498	$—	$—	$64,498
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	32,667	—	32,667
Prepaid expenses and other current assets:
Derivative financial instruments	—	394	—	394
Total assets measured at fair value	$64,498	$33,061	$—	$97,559

During the fiscal year ended December 29, 2024, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Summary of Significant Accounting Policies” in Note 2 and “Investment Securities” in Note 3 above.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other non-trade receivables included in prepaid expense and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Net Revenue:
Eggs and egg-related products	$580,954	$449,045	$339,214
Butter and butter-related products	25,353	22,812	22,836
Net Revenue	$606,307	$471,857	$362,050

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

7. Allowance for Credit Losses

As of December 29, 2024 and December 31, 2023, the Company had an allowance for credit losses of $931 and $777, respectively.

The Company recognizes current estimated credit losses (“CECL”) for accounts receivable. The CECL for trade receivables is estimated based on the trade receivable aging category, credit risk of specific customers, past collection history, and management’s evaluation of accounts receivable. The Company also has other receivables which are classified within prepaid expenses and other current assets. The CECL for other receivables is estimated based on the other receivables aging category and the probability of default. Provisions for CECL are classified within selling, general and administrative costs.

Changes in the allowance for credit losses for the periods presented were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 26, 2021	$(269)	$—	$(269)
Provisions charged to operating results	(546)	(206)	(752)
Account write-offs	322	—	322
As of December 25, 2022	$(493)	$(206)	$(699)
Provisions charged to operating results	(364)	(148)	(512)
Account write-offs	307	127	434
As of December 31, 2023	$(550)	$(227)	$(777)
Provisions charged to operating results	(290)	(153)	(443)
Account write-offs	149	140	289
As of December 29, 2024	$(691)	$(240)	$(931)

8. Inventories

Inventory consisted of the following as of the periods presented:

	December 29, 2024	December 31, 2023
Eggs and egg-related products	$7,384	$25,521
Butter and butter-related products	8,691	1,697
Packaging	4,296	4,988
Pullets	1,657	289
Other	1,860	896
Reserve for inventory obsolescence	(222)	(496)
Inventories	$23,666	$32,895

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether charges for excess or obsolete inventory reserves are required.

9. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	December 29, 2024	December 31, 2023
Land	$11,200	$552
Land improvements	818	818
Buildings and improvements	30,607	30,532
Vehicles	1,468	1,055
Machinery and equipment	58,847	50,979
Leasehold improvements	491	492
Furniture and fixtures	531	461
Construction in progress	14,456	3,001
	118,418	87,890
Less: Accumulated depreciation and amortization	(33,897)	(21,051)
Property, plant and equipment, net	$84,521	$66,839

During the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, depreciation of property, plant and equipment was approximately $9,255, $7,925, and $5,441, respectively.

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

In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 842. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. The initial term of these supply agreements ranges from one to seven years. Excluding upfront leasing costs discussed below, the total purchase commitments contained in these arrangements are variable and represent rentals; there are no minimum purchase commitments associated with these long-term supply contracts. Beginning in December 2023, the Company executed long-term supply contracts with farms to provide an upfront lease payment to offset farm construction costs, loans and other startup costs. The upfront leasing costs have been classified within operating lease right-of-use assets on the consolidated balance sheet for the years ended December 29, 2024 and December 31, 2023 and are amortized to cost of goods sold over the term of the long term supply arrangements.

As the classification and timing of recognition of costs attributable to the eggs and embedded cost of the lease rentals are identical, the Company does not allocate the total purchase cost of eggs between the cost of the eggs and the embedded cost of the lease rentals or distinguish between them in its accounting records. The Company records the total purchase cost of eggs, which includes costs associated with the eggs and the corresponding cost of embedded lease rentals from the same arrangement, into inventory. These costs are expensed to cost of goods sold when the associated eggs are sold to customers and are also reported as part of variable lease cost.

The Company’s office lease for its corporate headquarters facility in Austin, Texas includes an option to renew, generally at the Company's sole discretion, with renewal terms that can extend the lease term up to five years. In addition, certain leases contain termination options, where the rights to terminate are held by the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. As of December 29, 2024, it is not reasonably certain that the Company will exercise the right to extend its office lease and therefore, the Company has not included the extended term in the calculation of its ROU assets or liabilities. The Company’s leases do not contain any material restrictive covenants or residual value guarantees.

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for ROU assets and interest expense associated with finance lease liabilities. Amortization expense associated with finance leases during the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022 was $3,838, $2,565 and $439, respectively, and is recorded within costs of goods sold and selling, general and administrative costs in the consolidated statement of income.

The components of lease cost consisted of the following for the periods presented:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Operating lease cost	$4,789	$1,714	$1,445
Finance lease cost – amortization of right-of-use assets	3,838	2,565	439
Finance lease cost – interest on lease liabilities	941	740	87
Short-term lease cost	158	771	67
Variable lease cost	11,293	7,533	2,967
Variable lease cost – long-term supply contracts	225,390	200,050	143,696
Total lease cost	$246,409	$213,373	$148,701

Supplemental balance sheet information related to leases is as follows:

	As of December 29, 2024	As of December 31, 2023
Finance Leases
Machinery and equipment	$18,074	$16,321
Less: Accumulated depreciation and amortization	(6,675)	(2,837)
Property, plant and equipment, net	$11,399	$13,484

	As of December 29, 2024	As of December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	2.38	2.97
Finance leases	2.83	3.83
Weighted-average discount rate
Operating leases	7.55%	7.38%
Finance leases	7.17%	7.12%

Future undiscounted cash flows are as follows:

	As of December 29, 2024
	Operating Leases	Finance Leases
2025	$4,171	$4,633
2026	3,018	4,670
2027	—	3,850
Total lease payments	7,189	13,153
Less imputed interest	(422)	(1,210)
Total present value of lease liabilities	$6,767	$11,943

Supplemental cash flow information related to leases is as follows:

Cash paid for amounts included in measurement of lease liabilities:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023
Operating cash outflows - payments on operating leases	$17,554	$1,759
Operating cash outflows - interest payments on finance leases	941	740
Financing cash outflows - principal payments on finance leases	3,521	2,246

Right-of-use assets obtained in exchange for new lease obligations:

	As of December 29, 2024	As of December 31, 2023
Operating leases	$14,988	$8,583
Finance leases	1,728	7,390

11. Goodwill and Other Assets

Goodwill and other assets consisted of the following as of the periods presented:

	December 29, 2024	December 31, 2023
Goodwill	$3,858	$3,858
Cloud computing implementation costs	3,834	—
Deferred tax asset	1,399	—
Other non-current assets	62	46
Goodwill and other assets	$9,153	$3,904

12. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	December 29, 2024	December 31, 2023
Employee-related costs	$15,074	$9,131
Trade promotions and chargebacks	8,204	6,982
Distribution fees and freight	3,193	2,876
Marketing and broker commissions	2,235	3,627
Purchases of inventory	641	525
Professional fees	958	1,066
Other	1,023	11
Accrued liabilities	$31,328	$24,218

13. Product Exit Costs

During the fiscal year ended December 25, 2022, the Company made the decision to exit its convenient breakfast product category due to a shift in focus to product offerings core to the Company’s operations. Charges incurred in connection with these product exits were substantially complete by December 25, 2022, and the Company believes the actual charges as shown below approximate fair value.

During the fiscal year ended December 31, 2023, the Company made the decision to exit its ghee and spreadable tub butter product offerings. Charges incurred in connection with these product exits were immaterial.

The ending liability balances related to the convenience breakfast category exit as of December 29, 2024 and December 31, 2023 were immaterial.

The following table summarizes the activity related to the exit of the Company’s convenient breakfast products during the periods presented:

		For the Fiscal Year Ended December 25, 2022
Description	Statement of Income Classification	Charges Incurred	Amounts Paid or Settled	Amounts Realized as Unutilized	Ending Liability Balance
Contract terminations	Selling, general and administrative	$1,126	$(1,126)	$—	$—
Inventory obsolescence	Cost of goods sold	749	(749)	—	—
Customer allowances	Net revenue	146	(111)	(35)	—
Asset write-downs	Cost of goods sold	119	—	—	119
Co-manufacturer chargers	Cost of goods sold	135	(135)	—	—
Asset disposals	Selling, general and administrative	66	(66)	—	—
Total		$2,341	$(2,187)	$(35)	$119

14. Long-Term Debt

PNC Credit Facility

In October 2017, the Company entered into a credit facility agreement with PNC Bank, National Association (the “PNC Credit Facility”) which was modified at various times between fiscal 2018 and fiscal 2023. Such amendments included (i) amendments to various definitions and covenants, (ii) waiver of a technical default in May 2020, (iii) increased borrowing capacity, (iv) elimination of a term loan and equipment loan, and (v) extension of the maturity date. The PNC Credit Facility was terminated on April 9, 2024 when the Company entered into a syndicated credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto (the “JPMorgan Credit Facility”).

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

Any borrowings under the JPMorgan Credit Facility bear interest, at the Company’s election, at either (i) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus 0.10% plus a margin of either 0.75%, 1.00% or 1.25% depending on the Company’s net leverage ratio or (ii) an alternative base rate plus a margin of either 1.75%, 2.00% or 2.25%, depending on the Company’s net leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at either 0.20% or 0.375% per annum depending on the Company’s revolving credit exposure. Additionally, the Company is required to pay a participation fee on the account of each lender for each outstanding letter of credit at a rate equal to the applicable rate used to determine the interest rate applicable to term benchmark revolving loans.

The JPMorgan Credit Facility is secured by liens on substantially all of the Company’s assets, including certain intellectual property assets and investment securities. It requires the Company to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of December 29, 2024 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. As of December 29, 2024, the Company was in compliance with all covenants under the JPMorgan Credit Facility.

During the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022, the Company recognized interest expense related to draws on the respective revolving lines of credit of $0, $7 and $0, respectively.

15. Common Stock

As of December 29, 2024, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 44,042,355 shares were issued and outstanding.

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock, if any. Each share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Board of Directors (the “Board of Directors”), if any, subject to the preferential dividend rights of preferred stock, if any. No cash dividends were declared or paid during the periods presented.

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 29, 2024	December 31, 2023
Options to purchase common stock	1,703,287	3,920,485
Restricted stock units (“RSUs”)	644,141	565,376
Performance stock units (“PSUs”)	238,764	—
Shares available for grant under the 2020 Equity Incentive Plan (“2020 Incentive Plan”) and 2020 Employee Stock Purchase Plan (“2020 ESPP”)	14,887,764	13,313,326
Total	17,473,956	17,799,187

16. Stock-Based Compensation

The Company recognized stock-based compensation expense and the related tax benefit as follows for the periods presented:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Cost of goods sold[1]	$296	$260	$188
Selling, general and administrative expense[2]	9,972	7,157	5,852
Total	$10,268	$7,417	$6,040

Tax benefit	$5,160	$2,998	$970
1.
Includes $18, $7 and $6 of expense related to the 2020 ESPP as of December 29, 2024, December 31, 2023, and December 25, 2022, respectively.
2.
Includes $149, $97 and $57 of expense related to the 2020 ESPP as of December 29, 2024, December 31, 2023, and December 25, 2022, respectively.

Stock Option Activity

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	3,920,485	$10.07		$28,749
Granted	—	$—		$—
Exercised	(2,143,468)	$6.32		$57,535
Cancelled/Forfeited	(73,730)	$21.30		$657
Outstanding as of December 29, 2024	1,703,287	$14.30	5.4	$39,264
Options exercisable as of December 29, 2024	1,333,836	$14.21	4.8	$30,855
Options vested and expected to vest as of December 29, 2024	1,703,287	$14.30	5.4	$39,264

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

The following table summarizes the valuation model assumptions, fair values and intrinsic values of stock options during the fiscal years indicated:

	December 29, 2024	December 31, 2023	December 25, 2022
Expected term (in years)	—	6.0	6.0
Expected stock price volatility	—	27.8% - 29.2%	27.6% - 28.6%
Risk-free interest rate	—	3.63% - 4.45%	1.64% - 4.16%
Expected dividend yield	—	0%	0%
Weighted average fair value at grant date	$—	$5.33	$3.97
Fair value of stock options vested	$3,229	$3,160	$3,245
Intrinsic value of stock options exercised	$57,535	$9,091	$1,827
Proceeds from stock options exercised	$13,680	$776	$568

As of December 29, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $1,034, which is expected to be recognized over a weighted-average period of 1.17 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity since December 31, 2023:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	565,376	$14.24
Granted	421,141	$22.63
Vested[1]	(255,570)	$14.40
Forfeited	(86,806)	$17.09
Unvested as of December 29, 2024	644,141	$19.28
1.
Includes 68,219 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2020 Equity Incentive Plan.

As of December 29, 2024, total unrecognized stock-based compensation expense related to the Company’s unvested RSU activity was $8,114, which is expected to be recognized over a weighted-average period of 1.92 years.

The fair value of RSU shares vested during the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022 was $3,681, $3,044 and $1,549, respectively.

Performance Stock Unit Activity

In fiscal 2024, the Company granted PSUs to certain of its officers and employees. These PSUs vest at the end of a three-year period based upon the level of achievement of certain Company performance metrics and the recipient’s continued service over such period. The number of shares that can be earned will range from 0% to 200% of the granted PSUs, based upon the Company’s level of achievement of the stated performance metrics. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable to vest as of December 29, 2024.

The following table summarizes the PSU activity since December 31, 2023:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2023	—	$—
Granted	255,579	$21.77
Forfeited	(16,815)	$20.99
Unvested as of December 29, 2024	238,764	$21.82

As of December 29, 2024, total unrecognized stock-based compensation expense related to the Company’s unvested PSU activity was $7,564, which is expected to be recognized over a weighted-average period of 2.05 years.

The fair value of PSU shares vested during the fiscal years ended December 29, 2024, December 31, 2023 and December 25, 2022 was $0, as no shares have vested as of such periods.

2020 Equity Incentive Plan: In July 2020, the Board of Directors adopted the 2020 Incentive Plan, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of Directors. As of December 29, 2024, 12,437,167 shares were available for future grants of the Company’s common stock, which excludes 1,761,694 shares of common stock that were automatically added to the available reserve on January 1, 2025.

Employee Stock Purchase Plan: In July 2020, the Board of Directors adopted the 2020 ESPP, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Board of Directors. As of December 29, 2024, 2,450,597 shares of the Company’s common stock were available for future issuance, which excludes 440,423 shares of common stock that were automatically added to the available reserve on January 1, 2025. The Board of Directors authorizes six-month offering periods, with the most recent beginning on November 16, 2024.

17. Income Taxes

For the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, the provision for income taxes consisted of the following:

	December 29, 2024	December 31, 2023	December 25, 2022
Current:
Federal	$12,604	$5,136	$384
State	3,410	1,678	539
Deferred:
Federal	(1,603)	28	803
State	(261)	(207)	(125)
Provision for income taxes	$14,150	$6,635	$1,601

The Company’s income before income taxes is entirely derived from domestic sources for all periods presented. The reconciliation of the federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	December 29, 2024	December 31, 2023	December 25, 2022
Provision at statutory rate of 21%	$14,183	$6,762	$594
State income taxes	2,552	1,117	51
Stock-based compensation	(2,661)	(1,636)	225
Non-deductible costs	321	574	279
Charitable deduction	(108)	(95)	634
Change in deferred tax asset valuation allowance	—	84	(774)
Revisions to prior year	50	4	212
Changes in uncertain tax positions	(82)	58	347
Tax credits	—	(238)	—
Other, net	(105)	5	33
Provision for income taxes	$14,150	$6,635	$1,601

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities at December 29, 2024 and December 31, 2023 were comprised of the following:

	December 29, 2024	December 31, 2023
Deferred tax assets:
Accrued expenses	$5,226	$3,716
Allowances and other reserves	173	191
Inventory	765	1,498
Net operating loss carryforwards	106	110
Stock-based compensation	1,921	1,465
Lease liability	4,599	5,558
Other	471	467
Total deferred tax assets	13,261	13,005
Less: Valuation allowance	(84)	(84)
Net deferred tax assets	$13,177	$12,921
Deferred tax liabilities:
Prepaid expenses	$776	$490
Property, plant and equipment	6,216	6,778
Operating and finance lease right of use assets	4,204	5,517
Intangibles	582	507
Total deferred tax liabilities	$11,778	$13,292
Net deferred tax assets (liabilities)	$1,399	$(371)

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

The activity in the Company’s deferred tax asset valuation allowance for the fiscal years ended December 29, 2024 and December 31, 2023 was as follows:

	December 29, 2024	December 31, 2023
Valuation allowance as of beginning of year	$84	$—
Increases recorded to income tax provision	—	84
Valuation allowance as of end of year	$84	$84

As of December 29, 2024, the Company had unrecognized tax benefits, which represent the aggregate tax effect of the differences between tax return positions and the benefits recognized in the Company’s financial statements. At December 29, 2024, all of the unrecognized tax benefits, if recognized, would affect the Company’s annual effective tax rate. The unrecognized tax benefits are long-term in nature and the Company does not anticipate the balance of the unrecognized tax benefits to change materially in the next 12 months.

The following table reflects changes in gross unrecognized tax benefits:

	December 29, 2024	December 31, 2023
Gross tax contingencies as of beginning of year	$654	$511
Increase in gross tax contingencies	—	165
Decrease in gross tax contingencies	(239)	(22)
Gross tax contingencies as of end of year	$415	$654

The Company files a U.S. federal income tax return, as well as income tax returns in various states. Tax years 2021 and forward remain open to examination by the tax jurisdictions to which the Company is subject, with certain state taxing jurisdictions being open back to 2018.

18. Net Income Per Share

Basic and diluted net income per share attributable to the Company’s common stockholders were calculated as follows:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Numerator:
Net income	$53,388	$25,566	$1,230
Less: Net loss attributable to noncontrolling interests	—	—	(21)
Net income attributable to Vital Farms, Inc. stockholders’ — basic and diluted	$53,388	$25,566	$1,251
Denominator:
Weighted average common shares outstanding — basic	42,849,660	41,192,544	40,648,592
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	1,753,780	1,994,774	2,745,161
Effect of potentially dilutive RSUs	353,040	107,577	64,455
Effect of potentially dilutive PSUs	156,719	—	—
Effect of potentially dilutive common stock issuable pursuant to the ESPP	13,929	17,941	11,378
Weighted average common shares outstanding — diluted	45,127,128	43,312,836	43,469,586
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$1.25	$0.62	$0.03
Diluted	$1.18	$0.59	$0.03

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Options to purchase common stock	422	15,429	27,954
Unvested RSUs	4,318	8,362	45,386
Unvested PSUs	2,209	—	—
	6,949	23,791	73,340

19. Accumulated Other Comprehensive Income (Loss)

The amounts reclassified from accumulated other comprehensive income (loss) (“AOCI”) to the statements of income were as follows:

		Amounts Reclassified from AOCI
		Fiscal Year Ended
AOCI Component	Statement of Income Classification	December 29, 2024	December 31, 2023	December 25, 2022
Losses on available-for-sale securities	Other income, net	$1	$182	$96
	Total before tax	1	182	96
	Tax expense	—	(45)	(22)
	Net of tax	$1	$137	$74

The gross amount and related tax expense recorded in, and associated with, each component of other comprehensive income (loss) were as follows:

	Fiscal Year Ended
	December 29, 2024			December 31, 2023			December 25, 2022
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain	$456	$(77)	$379	$1,371	$(338)	$1,033	$(1,745)	$405	$(1,340)
Amounts reclassified for realized losses to earnings	1	—	$1	182	(45)	$137	96	(22)	$74
Total other comprehensive income (loss)	$457	$(77)	$380	$1,553	$(383)	$1,170	$(1,649)	$383	$(1,266)

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

The Company has entered into agreements with certain qualifying suppliers to provide a one-time payment of up to $200,000, for the purpose of funding costs associated with farm startup. The payment of these incremental costs is contingent upon the achievement of certain milestones and is to be made no sooner than 90 days prior to the pullet placement date specified in each supplier agreement. Upon the achievement of such milestones, the Company recognizes an operating ROU asset and lease liability as a cost of obtaining the embedded lease within the supplier contract, which is included in “Leases” in Note 10 above. As of December 29, 2024, $13.4 million has been paid out and $1.6 million remains to be paid.

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 29, 2024, the Company has not incurred any material costs as a result of such indemnification agreements.

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

On May 20, 2021, the Company and certain of its current and former officers were named as defendants in a class action complaint captioned Nicholas A. Usler et al. v. Vital Farms, Inc. et al. in the United States District Court for the Western District of Texas (the “District Court”). The plaintiffs alleged false advertising claims on behalf of themselves and a putative class of alleged consumers of the Company’s eggs. The named officers of the Company were subsequently dismissed as defendants in this matter. On July 9, 2024, a U.S. Magistrate Judge issued an order and report and recommendation, for review and adoption by the District Court. Collectively, the order and the report and recommendation (i) denied the plaintiffs’ motion for class certification, (ii) excluded the testimony and report of the plaintiffs’ damages expert and (iii) granted summary judgment for the Company with respect to two plaintiffs and three of the plaintiffs’ state claims. On September 23, 2024, the Magistrate Judge’s order and report and recommendation was adopted by the District Court, and the plaintiffs did not appeal the District Court’s ruling within the required timeline. The District Court’s order foreclosed the matter proceeding as a class action, and the plaintiffs in the matter agreed to drop their individual claims with prejudice. The District Court ordered the case closed on January 7, 2025. The Company does not consider these claims to be material to the Company individually or in the aggregate.

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

21. Related Party Transactions

Ovabrite: Ovabrite, Inc., a Delaware corporation (“Ovabrite”), has been deemed a related party because its founders were stockholders of the Company, with the majority stockholder in Ovabrite also serving as the Company’s executive chairperson and member of the Board of Directors. Since Ovabrite’s incorporation in November 2016, the Company was deemed to have had a variable interest in Ovabrite, and Ovabrite was deemed to have been a VIE, of which the Company was the primary beneficiary. Accordingly, the Company has consolidated the results of Ovabrite since November 2016. All significant intercompany transactions between the Company and Ovabrite have been eliminated in consolidation.

Effective August 30, 2022, Ovabrite’s Board of Directors and the holders of the majority of its outstanding capital stock consented to dissolving the entity, and a Certificate of Dissolution was filed with the Delaware Secretary of State. As of December 29, 2024 and December 31, 2023, Ovabrite had completed its business activities and liquidated its remaining assets. The results of operations of the Ovabrite entity were immaterial for all periods presented.

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of the Company’s egg processing facilities, including site selection, project management and related services for the Company’s potential future egg packing facility in Seymour, Indiana. The Company’s contract with Sandpebble for services related to the Company’s next egg packing facility in Seymour, Indiana was awarded after a competitive bidding process. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Board of Directors. In connection with the services described above, the Company paid Sandpebble $1,022, $631, and $962 during the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of the fiscal years ended December 29, 2024 and December 31, 2023, amounts owed to Sandpebble were $303 and $0, respectively, and are included in accounts payable and accrued liabilities.

Whole Foods Market, Inc: A member of the Board of Directors was, until February 2022, an executive vice president and senior advisor at Whole Foods. The Company serves the majority of its natural channel retail customers through food distributors, such as US Foods Inc. and United Natural Foods, Inc., who purchase, store, sell and deliver products to Whole Foods. While the Company cannot precisely determine its specific revenue attributable to Whole Foods, it is a significant end customer.

22. 401(k) Savings Plan

The Company established a defined contribution savings plan in 2017 under Section 401(k) of the Internal Revenue Code of 1986, as amended. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. During the fiscal years ended December 29, 2024, December 31, 2023, and December 25, 2022, the Company made contributions totaling $1,472, $1,185, and $861 respectively, to the plan.

23. Segment Reporting

The Company has only one reportable segment for which discrete financial information is available: Eggs and Butter. The Company derives revenue in the United States and manages and organizes its business activities on a consolidated basis. The Eggs and Butter segment derives revenues primarily from sales of its products, including eggs and butter, to customers, which include natural retailers, mainstream retailers, distributors, and foodservice customers.

The accounting policies of the Eggs and Butter segment are the same as those described in the “Summary of Significant Accounting Policies” in Note 2 above. The Company’s chief operating decision maker (“CODM”) as defined by ASU 2023-07, currently the Company’s President and Chief Executive Officer, assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the consolidated statements of income as consolidated net income. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The CODM uses net income to evaluate income generated from net revenue in deciding whether to reinvest profits into the Eggs and Butter segment or for other valid corporate purposes. Net income is also used to monitor the Company’s forecasted budget versus actual results. The CODM also uses net income in competitive analysis by benchmarking to the Company’s competitors.

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company’s CODM:

	Eggs and Butter Segment
	Fiscal Year Ended
	December 29, 2024	December 31, 2023	December 25, 2022
Net revenue	$606,307	$471,857	$362,050
Less:
Cost of goods sold[1]	364,097	300,127	247,573
Shipping and distribution	32,435	27,344	30,104
Other selling expenses	8,304	7,229	6,363
Marketing	32,138	23,625	13,301
Other selling, general & administrative[1]	92,689	69,788	56,726
Interest income	(5,246)	(2,542)	(992)
Interest expense	1,010	782	114
Depreciation and amortization	13,093	10,490	5,880
Income tax provision	14,150	6,635	1,601
Other segment expenses[2]	249	2,813	150
Segment net income	$53,388	$25,566	$1,230

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income	$53,388	$25,566	$1,230

1.
Excludes depreciation and amortization.
2.
Other segment expenses included in segment net income includes the change in fair value of derivative instruments and other miscellaneous gains and losses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2024. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting described below.

Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the period presented, in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, and under the oversight of our Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2024, based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 29, 2024, our internal control over financial reporting was not effective because of the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified that it did not effectively design, implement or operate certain process-level control activities related to the revenue process. Specifically, there were ineffective controls to ensure the accuracy of the inputs (e.g., price and/or quantity) in the sales order entry and invoicing processes impacting revenue and accounts receivable. Management concluded that this material weakness resulted primarily from the Company’s ineffective risk assessment related to the selection and development of appropriate control activities in the revenue process due to not having a sufficient number of trained resources with expertise in and responsibility for the design, implementation, operation, and documentation of internal control over financial reporting.

While these control deficiencies did not result in a material misstatement of our consolidated financial statements and related notes for the periods presented, there is a reasonable possibility that a material misstatement to the financial statements would not be prevented or detected on a timely basis. Therefore, our management has determined that such control deficiencies constituted a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 29, 2024.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, KPMG LLP, or KPMG, who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an adverse opinion on the effectiveness of our internal control over financial reporting. KPMG’s report appears in Part II, Item 8 of this Annual Report on Form 10-K.

Management’s Plan to Remediate the Material Weakness

We have identified and begun implementing a remediation plan to address the control deficiencies that led to the material weakness as follows:

(i) In addition to the additional resources that have already been hired, we will continue to evaluate skillset gaps and hire additional personnel, as needed, with an appropriate level of knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and to achieve accurate financial reporting and disclosures and effective internal control over financial reporting;

(ii) We have enhanced our risk assessment process to identify and assess risks of material misstatement and to ensure controls are designed and implemented to respond to those risks. We will continue to enhance risk assessment, specifically related to the revenue process; and

(iii) Within the revenue process, we will continue to design and implement controls to ensure the accuracy of the inputs in the sales order entry and invoicing processes, including the design of systematic checks and new reports to review inputs.

While we have taken steps to implement our remediation plan, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We will monitor the effectiveness of our remediation plan and refine our remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

Except for our identification of the material weakness discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended December 29, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our proxy statement for our 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission, within 120 days after the end of our fiscal year ended December 29, 2024, or the 2025 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2025 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance - Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If and when we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available at the Investor Relations section of our website at vitalfarms.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Annual Report.

We have adopted an Amended and Restated Insider Trading Policy, or our Insider Trading Policy, governing the purchase, sale, and/or other dispositions of our securities by directors, officers and crew members that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. In addition, from time to time, Vital Farms may engage in transactions in our company’s securities. It is our company’s policy to comply with all applicable laws and regulations relating to insider trading. A copy of our Insider Trading Policy is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the sections titled “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation,” and “Pay Versus Performance” in our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in Proposal 2 under the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2025 Proxy Statement.

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

4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-239772), filed with the SEC on July 24, 2020).
4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-39411) filed with the SEC on March 24, 2021).
10.1+	2013 Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-239772), filed with the SEC on July 9, 2020).
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

10.7+

Form of Employee Performance-Vesting Restricted Stock Unit Grant Notice and Award Agreement under the 2020 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on May 9, 2024.

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

10.10+

Amended and Restated Non-Employee Director Compensation Policy (incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on November 7, 2024).

10.11+

Second Amended and Restated Employment Agreement between the Registrant and Russell Diez-Canseco, dated as of April 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on May 5, 2022).

10.12+

Offer Letter between the Registrant and Joanne Bal, dated as of March 5, 2021 (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K (File No. 001-39411) filed with the SEC on March 10, 2022).

10.13+

Offer Letter between the Registrant and Stephanie Coon, dated as of May 24, 2021 (incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K (File No. 001-39411) filed with the SEC on March 10, 2022).

10.14+

Offer Letter between the Registrant and Kathryn McKeon, dated as of January 10, 2022 (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K (File No. 001-39411) filed with the SEC on March 10, 2022).

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

10.17+

Offer Letter between the Registrant and Joseph Holland, dated as of August 15, 2024 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on November 7, 2024).

10.18+

Offer Letter between the Registrant and Reena Van Hoven, dated as of August 15, 2024 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411) filed with the SEC on November 7, 2024).

10.19+

Change in Control Severance Plan, effective March 31, 2022, and form of Participation Agreement (incorporated herein by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on May 5, 2022).

10.20

Credit Agreement, by and among the Registrant, the other Loan Parties party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 9, 2024 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411), filed with the SEC on August 8, 2024).

19.1	Amended and Restated Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411) filed with the SEC on November 7, 2024).
23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-39411), filed with the SEC on March 7, 2024).
.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITAL FARMS, INC.

Date: February 27, 2025	By:	/s/ Russell Diez-Canseco
	Name:	Russell Diez-Canseco
	Title:	President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell Diez-Canseco	President, Chief Executive Officer and Director	February 27, 2025
Russell Diez-Canseco	(Principal Executive Officer)

/s/ Thilo Wrede	Chief Financial Officer	February 27, 2025
Thilo Wrede	(Principal Financial and Accounting Officer)

/s/ Matthew O’Hayer	Executive Chairperson and Director	February 27, 2025
Matthew O’Hayer

/s/ Kofi Amoo-Gottfried	Director	February 27, 2025
Kofi Amoo-Gottfried

/s/ Glenda Flanagan	Director	February 27, 2025
Glenda Flanagan

/s/ Kelly Kennedy	Director	February 27, 2025
Kelly Kennedy

/s/ Karl Khoury	Director	February 27, 2025
Karl Khoury

/s/ Denny Marie Post	Director	February 27, 2025
Denny Marie Post

/s/ Gisel Ruiz	Director	February 27, 2025
Gisel Ruiz