Form 10-Q
period 2025-03-30
Vital Farms, Inc.
filed 2025-05-08
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2025

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

As of May 5, 2025 the registrant had 44,552,306 shares of common stock, $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains “forward-looking statements” (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
the specifications and timing of our planned egg washing and packing facility in Seymour, Indiana and the timing for installation of an additional egg washing and packing line at our Egg Central Station facility in Missouri, and the impacts of prior or future expansions of our egg washing and packing facilities on our revenue and farm network;
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

ii

•
the impact to our business of international trade restrictions and tariff regimes, including recently announced U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs;
•
the impact of adverse economic conditions, including as a result of unfavorable or volatile global economic and political conditions, international trade restrictions and tariffs, elevated interest rates and inflation;
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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 30, 2025	December 29, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$156,305	$150,601
Investment securities, available-for-sale	5,021	9,692
Accounts receivable, net of allowance for credit losses of $683 and $691 as of March 30, 2025 and December 29, 2024, respectively	51,878	54,342
Inventories	34,525	23,666
Prepaid expenses and other current assets, net of allowance for credit losses of $172 and $240 as of March 30, 2025 and December 29, 2024, respectively	8,912	7,740
Assets held for sale	3,192	—
Total current assets	259,833	246,041
Property, plant and equipment, net	81,452	84,521
Operating lease right-of-use assets	24,511	19,617
Goodwill and other assets	11,093	9,153
Total assets	$376,889	$359,332
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,756	$38,582
Accrued liabilities	23,169	31,328
Operating lease liabilities, current	5,239	3,849
Finance lease liabilities, current	4,312	3,932
Income taxes payable	6,036	838
Total current liabilities	77,512	78,529
Operating lease liabilities, non-current	2,145	2,918
Finance lease liabilities, non-current	7,508	8,011
Other liabilities	819	572
Total liabilities	$87,984	$90,030
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of March 30, 2025 and December 29, 2024; no shares issued and outstanding as of March 30, 2025 and December 29, 2024	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of March 30, 2025 and December 29, 2024; 44,497,012 and 44,042,355 shares issued and outstanding as of March 30, 2025 and December 29, 2024, respectively	4	4
Additional paid-in capital	188,868	186,182
Retained earnings	100,014	83,113
Accumulated other comprehensive income	19	3
Total stockholders’ equity	$288,905	$269,302
Total liabilities and stockholders’ equity	$376,889	$359,332

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended
	March 30, 2025	March 31, 2024
Net revenue	$162,189	$147,929
Cost of goods sold	99,676	89,032
Gross profit	62,513	58,897
Operating expenses:
Selling, general and administrative	31,909	27,132
Shipping and distribution	8,835	7,596
Total operating expenses	40,744	34,728
Income from operations	21,769	24,169
Other income (expense), net:
Interest expense	(234)	(255)
Interest income	1,211	1,088
Other expense, net	(404)	(277)
Total other income (expense), net	573	556
Net income before income taxes	22,342	24,725
Income tax provision	5,441	5,702
Net income	$16,901	$19,023
Net income per share:
Basic:	$0.38	$0.46
Diluted:	$0.37	$0.43
Weighted average common shares outstanding:
Basic:	44,250,685	41,792,527
Diluted:	45,804,924	43,845,952

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 30, 2025	March 31, 2024
Net income	$16,901	$19,023
Other comprehensive income, before tax:
Available-for-sale debt securities:
Unrealized net holding gain	22	144
Amounts reclassified for realized losses to earnings	(1)	(1)
Available-for-sale debt securities, before tax	21	143
Other comprehensive income, before tax	21	143
Income tax expense related to items of other comprehensive income	(5)	(35)
Other comprehensive income, net of tax	16	108
Comprehensive income	$16,917	$19,131

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of December 29, 2024	44,042,355	$4	$186,182	$83,113	$3	$269,302
Exercise of stock options	270,430	—	2,715	—	—	2,715
Vesting of restricted stock units	278,510	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(94,283)	—	(2,882)	—	—	(2,882)
Stock-based compensation expense	—	—	2,853	—	—	2,853
Other comprehensive income, net	—	—	—	—	16	16
Net income	—	—	—	16,901	—	16,901
Balances as of March 30, 2025	44,497,012	$4	$188,868	$100,014	$19	$288,905

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balances as of December 31, 2023	41,684,649	$4	$163,325	$29,725	$(377)	$192,677
Exercise of stock options	180,086	—	824	—	—	824
Vesting of restricted stock units	201,702	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(62,781)	—	(1,310)	—	—	(1,310)
Stock-based compensation expense	—	—	1,982	—	—	1,982
Other comprehensive income, net	—	—	—	—	108	108
Net income	—	—	—	19,023	—	19,023
Balances as of March 31, 2024	42,003,656	$4	$164,821	$48,748	$(269)	$213,304

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$16,901	$19,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,259	2,297
Reduction in the carrying amount of right-of-use assets	1,687	1,673
Amortization of available-for-sale debt securities	12	65
Amortization of debt issuance costs	22	—
Stock-based compensation expense	2,853	1,982
Deferred taxes	240	—
Net realized losses on derivative instruments	432	300
Other	(211)	(289)
Net change in operating assets and liabilities	(19,921)	(1,102)
Net cash provided by operating activities	$5,274	$23,949
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,127)	(1,324)
Purchases of derivative instruments	—	(669)
Maturities and call redemptions of available-for-sale debt securities	4,275	9,020
Proceeds from the sale of available-for-sale debt securities	404	—
Proceeds from the sale of property, plant and equipment	48	—
Net cash provided by investing activities	$1,600	$7,027
Cash flows from financing activities:
Proceeds from exercise of stock options	2,715	824
Payment of tax withholding obligation on vested restricted stock unit shares	(2,882)	(1,310)
Principal payments under finance lease obligations	(1,003)	(819)
Net cash used in financing activities	$(1,170)	$(1,305)
Net increase in cash and cash equivalents	5,704	29,671
Cash and cash equivalents at beginning of the period	150,601	84,149
Cash and cash equivalents at end of the period	$156,305	$113,820
Supplemental disclosure of cash flow information:
Cash paid for interest	$212	$255
Cash paid for income taxes	3	—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$522	$623

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

The accompanying unaudited condensed consolidated financial statements as of March 30, 2025 and for the 13-week periods ended March 30, 2025 and March 31, 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 30, 2025, consolidated results of operations for the 13-week periods ended March 30, 2025 and March 31, 2024, and consolidated cash flows for the 13-week periods ended March 30, 2025 and March 31, 2024. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 29, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week period ended March 30, 2025 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 28, 2025.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended March 30, 2025 and March 31, 2024 both contain operating results for 13 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 29, 2024, and the notes thereto, which are included in the Annual Report. Other than the adoption of the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 13-week period ended March 30, 2025.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 29, 2024, and the notes thereto, which are included in the Annual Report. There have been no new accounting pronouncements adopted by the Company during the 13-week period ended March 30, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of March 30, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$5,010	$14	$(3)	$—	$5,021
Total	$5,010	$14	$(3)	$—	$5,021

The following table summarizes the Company’s available-for-sale investment securities as of December 29, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$9,702	$15	$(25)	$—	$9,692
Total	$9,702	$15	$(25)	$—	$9,692

For the 13-week periods ended March 30, 2025 and March 31, 2024, proceeds from the sale of available-for-sale securities were $404 and $0, respectively.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of March 30, 2025 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$3,991	$3,990
Due after one year through five years	1,019	1,031
Total available-for-sale	$5,010	$5,021

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

	March 30, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$1,065	$(1)	$2,273	$(2)	$3,338	$(3)
Total	$1,065	$(1)	$2,273	$(2)	$3,338	$(3)

	December 29, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$—	$—	$8,014	$(25)	$8,014	$(25)
Total	$—	$—	$8,014	$(25)	$8,014	$(25)

As of March 30, 2025, there were six diversified issuances in the Company’s securities portfolio in an unrealized loss position, with credit ratings from BBB to A-. As of March 30, 2025, there are no individual bonds with unrealized losses exceeding $1, and five issuances have been in a loss position greater than 12 months.

The decline in fair value has resulted primarily from rising interest rates over the last 12 months, and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that a significant number of bonds will be called early, and it does not have liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of March 30, 2025.

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

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	March 30, 2025	December 29, 2024
Commodity:
Corn	Bushels (in thousands)	2,396	3,593
Soybean Meal	Tons	25	37

For the 13-week periods ended March 30, 2025 and March 31, 2024, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $432 and $300, respectively.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of March 30, 2025, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$71,610	$—	$—	$71,610
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	5,021	—	5,021
Prepaid expenses and other current assets:
Derivative financial instruments	—	458	—	458
Total assets measured at fair value	$71,610	$5,479	$—	$77,089

	Fair Value Measurements as of December 29, 2024, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$114,249	$—	$—	$114,249
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	9,692	—	9,692
Prepaid expenses and other current assets:
Derivative financial instruments	—	1,153	—	1,153
Total assets measured at fair value	$114,249	$10,845	$—	$125,094

During the 13-week period ended March 30, 2025, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Investment Securities” in Note 3 above.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other non-trade receivables included in prepaid expense and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended
	March 30, 2025	March 31, 2024
Net Revenue:
Eggs and egg-related products	$156,305	$143,761
Butter and butter-related products	5,884	4,168
Net Revenue	$162,189	$147,929

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and stick butter.

During the 13-week periods ended March 30, 2025 and March 31, 2024, the Company had a customer that individually exceeded 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week periods ended March 30, 2025 and March 31, 2024 is as follows:

	Net Revenue for the 13-Weeks Ended March 30, 2025	Net Revenue for the 13-Weeks Ended March 31, 2024
Customer A	23%	24%

As of March 30, 2025 and December 29, 2024, the Company had customers that individually exceeded 10% or more of the Company’s accounts receivable. The percentage of accounts receivable, net due from significant customers as of March 30, 2025 and December 29, 2024 is as follows:

	Accounts Receivable, Net as of March 30, 2025	Accounts Receivable, Net as of December 29, 2024
Customer A	15%	16%
Customer B	*	10%
Customer C	12%	13%
Customer D	*	10%
* Accounts receivable, net was less than 10%

Note 7. Allowance for Credit Losses

As of March 30, 2025 and December 29, 2024, the Company had an allowance for credit losses of $855 and $931, respectively.

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

Changes in the allowance for credit losses for the 13-week period ended March 30, 2025 were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 29, 2024	$(691)	$(240)	$(931)
Reductions charged to operating results	8	68	76
Account write-offs	—	—	—
As of March 30, 2025	$(683)	$(172)	$(855)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	March 30, 2025	December 29, 2024
Eggs and egg-related products	$9,931	$7,384
Butter and butter-related products	12,935	8,691
Packaging	7,301	4,296
Pullets	2,628	1,657
Other	1,855	1,860
Reserve for inventory obsolescence	(125)	(222)
Inventories	$34,525	$23,666

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether charges for excess or obsolete inventory reserves are required.

Note 9. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	March 30, 2025	December 29, 2024
Land	$7,681	$11,200
Land improvements	818	818
Buildings and improvements	30,607	30,607
Vehicles	1,817	1,468
Machinery and equipment	59,895	58,847
Leasehold improvements	491	491
Furniture and fixtures	531	531
Construction in progress	16,713	14,456
	118,553	118,418
Less: Accumulated depreciation and amortization	(37,101)	(33,897)
Property, plant and equipment, net	$81,452	$84,521

During the 13-week periods ended March 30, 2025 and March 31, 2024, depreciation of property, plant and equipment was approximately $2,219 and $2,297, respectively.

During the 13-week period ended March 30, 2025, the Company elected to sell a portion of land located in Indiana that was previously purchased for the development of “accelerator farms” that in the aggregate totals approximately 408 acres. Such parcels of land met the criteria to be classified as assets held for sale. As of March 30, 2025, the carrying amount of the assets held for sale was $3.2 million and is classified as current assets within “assets held for sale” in the condensed consolidated balance sheets. No sales have been completed as of March 30, 2025 and all such assets are expected to be disposed of by the end of fiscal 2025.

Note 10. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense for the 13-week periods ended March 30, 2025 and March 31, 2024 are below:

	13-Weeks Ended
	March 30, 2025	March 31, 2024
Operating lease cost	$1,808	$922
Finance lease cost – amortization of ROU assets	1,040	914
Finance lease cost – interest on lease liabilities	212	246
Short-term lease cost	38	32
Variable lease cost	3,489	2,507
Variable lease cost – long-term supply contracts	55,068	25,340
Total lease cost	$61,655	$29,961

Future undiscounted cash flows are as follows:

	As of March 30, 2025
	Operating Leases	Finance Leases
2025	$4,687	$3,737
2026	3,018	5,022
2027	—	4,153
Total lease payments	7,705	12,912
Less imputed interest	(321)	(1,092)
Total present value of lease liabilities	$7,384	$11,820

During the 13-week periods ended March 30, 2025 and March 31, 2024, ROU assets obtained in exchange for new finance lease obligations were $881 and $907, respectively. During the 13-week periods ended March 30, 2025 and March 31, 2024, ROU assets obtained in exchange for new operating lease obligations were $6,581 and $2,489, respectively.

Note 11. Goodwill and Other Assets

Goodwill and other assets consisted of the following as of the periods presented:

	March 30, 2025	December 29, 2024
Goodwill	$3,858	$3,858
Cloud computing implementation costs	5,774	3,834
Deferred tax asset	1,399	1,399
Other non-current assets	62	62
Goodwill and other assets	$11,093	$9,153

As of March 30, 2025, the Company has capitalized costs of $5,774 relating to cloud computing arrangement implementation costs. This software was developed by a third-party in conjunction with the Company’s employees. It has passed the preliminary project stage prior to capitalization. Amortization of the cloud computing arrangement implementation costs will begin once the software is placed in service.

Note 12. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	March 30, 2025	December 29, 2024
Employee-related costs	$6,192	$15,074
Trade promotions and chargebacks	7,164	8,204
Distribution fees and freight	3,428	3,193
Marketing and broker commissions	1,196	2,235
Purchases of inventory	1,170	641
Professional fees	1,521	958
Other	2,498	1,023
Accrued liabilities	$23,169	$31,328

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

The JPMorgan Credit Facility is secured by liens on substantially all of the Company’s assets, including certain intellectual property assets and investment securities. It requires the Company to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of March 30, 2025 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. As of March 30, 2025, the Company was in compliance with all covenants under the JPMorgan Credit Facility.

During the 13-week periods ended March 30, 2025 and March 31, 2024, the Company did not recognize any interest expense related to draws on the revolving lines of credit.

Note 14. Common Stock

As of March 30, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 44,497,012 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	March 30, 2025	December 29, 2024
Options to purchase common stock	1,410,806	1,703,287
Restricted stock units (“RSUs”)	649,103	644,141
Performance stock units (“PSUs”)	367,009	238,764
Shares available for grant under the 2020 Equity Incentive Plan (“2020 Incentive Plan”) and 2020 Employee Stock Purchase Plan (“2020 ESPP”)	16,791,496	14,887,764
Total	19,218,414	17,473,956

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

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended
	March 30, 2025	March 31, 2024
Cost of goods sold	$107	$47
Selling, general and administrative expense	2,746	1,935
Total	$2,853	$1,982

Stock Option Activity

The following table summarizes the stock option activity since December 29, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 29, 2024	1,703,287	$14.30		$39,264
Granted	—	$—		$—
Exercised	(270,430)	$10.04		$7,918
Cancelled/Forfeited	(22,051)	$15.27		$473
Outstanding as of March 30, 2025	1,410,806	$15.09	5.5	$21,037
Options exercisable as of March 30, 2025	1,249,219	$15.16	5.2	$18,592
Options vested and expected to vest as of March 30, 2025	1,410,806	$15.09	5.5	$21,037

The fair value of stock options vested during the 13-week periods ended March 30, 2025 and March 31, 2024 was $942 and $1,660, respectively. As of March 30, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $743, which is expected to be recognized over a weighted-average period of 0.96 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity since December 29, 2024:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 29, 2024	644,141	$19.28
Granted	290,539	$31.55
Vested(1)	(278,510)	$16.78
Forfeited	(7,067)	$23.02
Unvested as of March 30, 2025	649,103	$25.81

(1) Includes 94,283 shares of common stock withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2020 Incentive Plan.

The fair value of RSU shares vested during the 13-week periods ended March 30, 2025 and March 31, 2024 was $4,683 and $2,903, respectively. As of March 30, 2025, total unrecognized stock-based compensation expense related to the Company’s unvested RSU activity was $15,533, which is expected to be recognized over a weighted-average period of 2.42 years.

Performance Stock Unit Activity

In fiscal 2024 and 2025, the Company granted PSUs to certain of its officers and employees. These PSUs vest at the end of a three-year period based upon the level of achievement of certain Company performance metrics and the recipient’s continued service over such period. The number of shares that can be earned will range from 0% to 200% of the granted PSUs, based upon the Company’s level of achievement of the stated performance metrics. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable to vest as of March 30, 2025.

The following table summarizes the PSU activity since December 29, 2024:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 29, 2024	238,764	$21.82
Granted	128,934	$31.55
Forfeited	(689)	$26.08
Unvested as of March 30, 2025	367,009	$25.23

The fair value of PSU shares vested during the 13-week periods ended March 30, 2025 and March 31, 2024 was $0, as no shares have vested as of such periods. As of March 30, 2025, total unrecognized stock-based compensation expense related to the Company’s unvested PSU activity was $10,592, which is expected to be recognized over a weighted-average period of 2.22 years.

2020 Equity Incentive Plan: In July 2020, the Board of Directors adopted the 2020 Incentive Plan, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of Directors. As of March 30, 2025, 13,900,476 shares were available for future grants of the Company’s common stock, which includes 1,761,694 shares of common stock that were automatically added to the available reserve on January 1, 2025.

Employee Stock Purchase Plan: In July 2020, the Board of Directors adopted the 2020 ESPP, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Board of Directors. As of March 30, 2025, 2,891,020 shares of the Company’s common stock were available for future issuance under the 2020 ESPP, which includes 440,423 shares of common stock that were automatically added to the available reserve on January 1, 2025. The Board of Directors authorizes six-month offering periods, with the most recent beginning on November 16, 2024.

Note 16. Income Taxes

The Company’s effective tax rate for the 13-week periods ended March 30, 2025 and March 31, 2024 was approximately 24% and 23%, respectively. The Company’s effective tax rate for the 13-week period ended March 30, 2025 differs from the statutory rate due primarily to discrete tax benefits related to the exercise of non-qualified stock options and the vesting of restricted stock units.

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

Note 17. Net Income Per Share

Basic and diluted net income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	March 30, 2025	March 31, 2024
Numerator:
Net income	$16,901	$19,023
Denominator:
Weighted average common shares outstanding — basic	44,250,685	41,792,527
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	874,469	1,805,636
Effect of potentially dilutive RSUs	389,375	241,526
Effect of potentially dilutive PSUs	286,373	—
Effect of potentially dilutive common stock issuable pursuant to the ESPP	4,022	6,263
Weighted average common shares outstanding — diluted	45,804,924	43,845,952
Net income per share
Basic	$0.38	$0.46
Diluted	$0.37	$0.43

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended
	March 30, 2025	March 31, 2024
Options to purchase common stock	—	37,424
Unvested RSUs	89	17,533
Unvested PSUs	—	21,164
	89	76,121

Note 18. Accumulated Other Comprehensive Income

The amounts reclassified from accumulated other comprehensive income (“AOCI”) to the unaudited condensed consolidated statements of income were as follows (in thousands):

		Amounts Reclassified from AOCI
		13-Week Period Ended
AOCI Component	Statement of Income Classification	March 30, 2025	March 31, 2024
Losses on available-for-sale securities	Other expense, net	$(1)	$(1)
	Total before tax	(1)	(1)
	Tax benefit	—	—
	Net of tax	$(1)	$(1)

The gross amount and related tax expense recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	13-Weeks Ended
	March 30, 2025			March 31, 2024
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale debt securities:
Unrealized net holding gain	22	$(5)	$17	$144	$(35)	$109
Amounts reclassified for realized losses to earnings	(1)	—	(1)	(1)	—	(1)
Total other comprehensive income	$21	$(5)	$16	$143	$(35)	$108

Note 19. Commitments and Contingencies

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 30, 2025, the Company has not incurred any material costs as a result of such indemnification agreements.

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

Note 20. Related Party Transactions

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of the Company’s egg processing facilities, including site selection, project management and related services for the Company’s planned future egg packing facility in Seymour, Indiana. The Company’s contract with Sandpebble for services related to this egg packing facility in Seymour, Indiana was awarded after a competitive bidding process. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Board of Directors. In connection with the services described above, the Company paid Sandpebble $522 and $248 during the 13-week periods ended March 30, 2025 and March 31, 2024, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of March 30, 2025 and December 29, 2024, amounts owed to Sandpebble were $342 and $303, respectively, and are included in accounts payable and accrued liabilities.

Note 21. Segment Reporting

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company’s Chief Operating Decision Maker:

	Eggs and Butter Segment
	13-Weeks Ended
	March 30, 2025	March 31, 2024
Net revenue	$162,189	$147,929
Less:
Cost of goods sold(1)	96,608	86,049
Shipping and distribution	8,835	7,596
Other selling expenses	1,635	2,244
Marketing	5,644	5,041
Other selling, general & administrative(1)	24,439	19,620
Interest income	(1,211)	(1,088)
Interest expense	234	255
Depreciation and amortization	3,259	3,211
Income tax provision	5,441	5,702
Other segment expenses(2)	404	276
Segment net income	$16,901	$19,023

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$16,901	$19,023

(1) Excludes depreciation and amortization.

(2) Other segment expenses included in segment net income includes the change in fair value of derivative instruments and other miscellaneous gains and losses.

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

We source our eggs from a network of over 450 family farms. The cream for our butter is sourced from a network of family farms contracted by our butter supplier. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

We primarily work with our farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. As a result of ongoing elevated construction costs associated with our new farms, we incurred incremental farm recruitment costs in 2024, which have continued into 2025, and we expect to incur additional costs in connection with renewal incentives for certain existing farmers in 2025. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to six years in length. We believe the impact to our working capital resulting from these costs could range from $30.0 million to $40.0 million in fiscal 2025. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

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

Our shell eggs are collected from farmers by a third-party freight carrier and placed in cold storage until we pack them for shipping to our customers at our state-of-the-art shell egg processing facility in Springfield, Missouri, Egg Central Station. Egg Central Station is approximately 153,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. Egg Central Station is capable of packing approximately six million eggs per day and has an SQF Excellent rating, the highest level of such certification from the Global Food Safety Initiative.

To help support continued supply and further growth, we announced in 2024 that we plan to locate a second egg washing and packing facility in Seymour, Indiana, which we anticipate will be fully operational in 2027. We intend to build upon the foundational key learnings and successes from our Egg Central Station facility in Missouri with this second facility and further expand our already resilient supply chain. To help meet the continued demand for our shell eggs, we announced in January 2025 that we plan to install an additional Moba egg grading system, the primary automation technology used in washing, sorting and packing shell eggs, at Egg Central Station in Missouri. Installation of this new system began in the first quarter of 2025 and is expected to be fully operational by the end of fiscal 2025.

In fiscal 2024, we purchased approximately 1,040 acres of farmland in Indiana for approximately $7.5 million. Our intent is to develop this farmland (along with other potential parcels to be purchased in the future) and utilize it for “accelerator farms” to provide learning and development opportunities within our farm network and to help ensure adequate supply for our future egg washing and packing facility in Seymour, Indiana, while preserving the ability in the future to sell turnkey farms to interested farmers. In the first quarter of 2025, we elected to sell certain of these parcels, totaling approximately 408 acres, and we expect the sale of such parcels to occur by the end of fiscal 2025.

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

We have experienced consistent sales growth. We had net revenue of $162.2 million and $147.9 million, net income of $16.9 million and $19.0 million, and Adjusted EBITDA of $27.5 million and $29.1 million in the 13-week periods ended March 30, 2025 and March 31, 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza (HPAI) and Other Agricultural Diseases

Since initial outbreaks of HPAI in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. In fiscal 2024, we experienced an outbreak of HPAI at one of our farms. We did not experience an outbreak of HPAI at any of our farms in the 13-week period ended March 30, 2025.

In fiscal 2024, we were made aware of an outbreak of a virus called Egg Drop Syndrome, or EDS, in the Midwest, and nine of our farms were impacted by EDS in fiscal 2024. EDS is characterized by the production of pale, thin-shelled, soft-shelled, or shell-less eggs by seemingly healthy laying hens. We did not experience an outbreak of EDS at any of our farms in the 13-week period ended March 30, 2025.

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

Economic Uncertainty and Volatility

Economic uncertainty and volatility may affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Elevated interest rates also present a challenge impacting the U.S. economy and could make it more difficult for us or our farmers to obtain traditional financing on acceptable terms, if at all, in the future. Certain of our products and elements of our supply chain, including our butter products and certain processing equipment and packaging, are imported from international markets. We expect that tariffs and restrictions on international trade, including the tariffs announced by the U.S. government in April 2025, will impact the cost or availability of these items. Additionally, many economists and observers have suggested that we should expect a higher recession risk in the near future, which, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets and could negatively affect our operations. We work closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of supply chain disruptions associated with such uncertainties. We currently expect to have an adequate supply of our products, packaging and freight through fiscal 2025.

Liquidity and Capital Resources Overview

With cash, cash equivalents and marketable securities of $161.3 million as of March 30, 2025 and $60.0 million available under our syndicated revolving credit facility agreement with JPMorgan Chase Bank, N.A. and the others lenders party thereto, or the JPMorgan Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash, cash equivalents and marketable securities as of March 30, 2025, together with cash provided by our operating activities and availability of borrowings under our JPMorgan Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy. For additional information regarding our JPMorgan Credit Facility, see “Long-Term Debt—JPMorgan Credit Facility” at Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions or other growth opportunities, our investments in partnerships and unexplored channels and ongoing costs associated with expansions of our production capacity. We may be required to seek additional equity or debt financing. However, a significant disruption of global financial markets (including a disruption due to public health pandemics, geopolitical tensions and wars, inflation, tariffs or other factors) may result in our inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations. For additional information, see the section titled “Liquidity and Capital Resources” below.

Our Fiscal Year

We report on a 52-53-week fiscal year, ending on the last Sunday in December. In a 52-53-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our fiscal year 2025 will include 52 weeks and our fiscal year 2024 consisted of 52 weeks. See “Nature of the Business and Basis of Presentation” in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our fiscal calendar.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our results of operations.

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 97%, while the household penetration for our shell eggs is approximately 9.9%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts have helped and will continue to help educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to continue to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 20% and 21% of our retail sales for the 13-week periods ended March 30, 2025 and March 31, 2024, respectively.

As of March 30, 2025, there were approximately 26,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $156.3 million in net revenue, approximately 96%, of total net revenue, in the 13-week period ended March 30, 2025. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Cost of Goods Sold

Cost of goods sold consists of the costs directly attributable to producing our products which include labor, raw material and packaging costs as well as overhead. The labor cost is comprised of wages and related costs for our processing crew members. The raw material is comprised of those items necessary to process our finished egg and butter products and the packaging costs are the cost of the packaging materials our finished products are sold in. Overhead costs in cost of goods sold include utilities, insurance, inbound freight, storage fees related to our warehouse and depreciation and amortization expenses related to our assets used in production. We expect cost of goods sold to increase in the future in connection with the development and staffing of our second egg washing and packing facility in Indiana, as well as a result of the factors described above in “Known Trends, Events and Uncertainties–Economic Uncertainty and Volatility”.

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

Results of Operations

The results of operations data for the 13-week periods ended March 30, 2025 and March 31, 2024 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended March 30, 2025 and March 31, 2024

The following table sets forth our consolidated statement of income data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	March 30, 2025		March 31, 2024
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$162,189	100%	$147,929	100%
Cost of goods sold(1)	99,676	61%	89,032	60%
Gross profit	62,513	39%	58,897	40%
Operating expenses:
Selling, general and administrative(2)	31,909	20%	27,132	18%
Shipping and distribution	8,835	6%	7,596	5%
Total operating expenses	40,744	26%	34,728	23%
Income from operations	21,769	13%	24,169	16%
Other income (expense), net:
Interest expense	(234)	—	(255)	—
Interest income	1,211	1%	1,088	1%
Other expense, net	(404)	—	(277)	—
Total other income (expense), net	573	1%	556	1%
Net income before income taxes	22,342	14%	24,725	17%
Income tax provision	5,441	3%	5,702	4%
Net income	$16,901	11%	$19,023	13%

(1)
Includes stock-based compensation expense of $107 and $47 in cost of goods sold for the 13-week periods ended March 30, 2025 and March 31, 2024, respectively.
(2)
Includes stock-based compensation expense of $2,746 and $1,935 in selling, general and administrative for the 13-week periods ended March 30, 2025 and March 31, 2024, respectively.

Net Revenue

	13-Weeks Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in thousands)
Net revenue	$162,189	$147,929	$14,260	10%

The increase in net revenue of $14.3 million, or 10%, was primarily driven by price/mix benefits of $12.4 million and volume-related increases of $1.9 million. The volume favorability was driven by accelerated demand for existing products, expanded item offerings and store distribution at existing customers. Net revenue from sales through our retail channel was $154.6 million and $142.2 million for the 13-week periods ended March 30, 2025 and March 31, 2024, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in thousands)
Gross profit	$62,513	$58,897	$3,616	6%
Gross margin	39%	40%

The increase in gross profit of $3.6 million, or 6%, was driven by higher net revenue generated during the period. The decline in gross margin during the 13-week period ended March 30, 2025 compared to the corresponding period in the prior year was primarily driven by investments as we continue to grow and scale the business driven by increases in labor and overhead costs. This decline was partially offset by favorable benefits from wholesale egg prices.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in thousands)
Selling, general and administrative	$31,909	$27,132	$4,777	18%
Percentage of net revenue	20%	18%

The increase in selling, general and administrative expenses of $4.8 million, or 18%, was primarily driven by:

•
an increase of $4.5 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount to support our continued growth;
•
an increase of $0.9 million in marketing-related expenses due to the expansion of the business; and
•
an increase of $0.8 million in technology and software related expenses due to the expansion of the business; partially offset by
•
a decrease of $0.8 million in legal expenses; and
•
a decrease of $0.6 million in brokerage-related expenses due to reduced commission rates across brokers.

Shipping and Distribution

	13-Weeks Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in thousands)
Shipping and distribution	$8,835	$7,596	$1,239	16%
Percentage of net revenue	6%	5%

The increase in shipping and distribution costs of $1.2 million, or 16%, was driven by higher sales volume and an increase in linehaul rates.

Interest Expense

	13-Weeks Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in thousands)
Interest expense	$(234)	$(255)	$21	(8)%

The decrease in interest expense of $21 thousand, or 8%, was primarily driven by a reduction in interest paid on finance leases.

Interest Income

	13-Weeks Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in thousands)
Interest income	$1,211	$1,088	$123	11%

The increase of $0.1 million in interest income, or 11%, was primarily driven by higher interest income from our available-for-sale securities and marketable securities portfolios resulting from a higher balance and higher interest rates.

Other Expense, net

	13-Weeks Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in thousands)
Other expense, net	$(404)	$(277)	$(127)	46%

The increase in other expense, net of $0.1 million, or 46%, was primarily driven by losses on our commodity derivative instruments during the 13-week period ended March 30, 2025 as compared to those in the 13-week period ended March 31, 2024.

Income Tax Provision

	13-Weeks Ended
	March 30, 2025	March 31, 2024	$ Change	% Change
	(in thousands)
Income tax provision	$5,441	$5,702	$(261)	(5)%

The decrease in the income tax provision of $0.3 million, or 5%, was related to a decrease in net income for the 13-week period ended March 30, 2025 as compared to the same period in the prior year, partially offset by a decrease in the tax benefit of non-qualified stock option exercises and RSU releases that occurred during the 13-week period ended March 30, 2025.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $16.9 million in the 13-week period ended March 30, 2025, and retained earnings of $100.0 million as of March 30, 2025.

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

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. As of March 30, 2025, future minimum lease payments under non-cancelable operating leases totaled $7.7 million and future minimum lease payments under non-cancelable finance leases totaled $12.9 million.

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

Any borrowings under the JPMorgan Credit Facility bear interest, at our election, at either (i) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus 0.10% plus a margin of either 0.75%, 1.00% or 1.25% depending on our net leverage ratio, or (ii) an alternative base rate plus a margin of either 1.75%, 2.00% or 2.25%, depending on our net leverage ratio. We are required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at either 0.20% or 0.375% per annum depending on our revolving credit exposure. Additionally, we are required to pay a participation fee on the account of each lender for each outstanding letter of credit at a rate equal to the applicable rate used to determine the interest rate applicable to term benchmark revolving loans.

The JPMorgan Credit Facility is secured by liens on substantially all of our assets, including certain intellectual property assets and investment securities. It requires us to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. The JPMorgan Credit Facility contains other customary covenants, representations and events of default. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on our consolidated balance sheet as of March 30, 2025 are restricted in use. As of March 30, 2025, there was no outstanding balance under the JPMorgan Credit Facility, and we were in compliance with all covenants under the JPMorgan Credit Facility.

See “Long-Term Debt—JPMorgan Credit Facility” in Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our JPMorgan Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 13-week periods indicated:

	13-Week Period Ended
	March 30, 2025	March 31, 2024
	(in thousands)
Net cash provided by operating activities	$5,274	$23,949
Net cash provided by investing activities	1,600	7,027
Net cash used in financing activities	(1,170)	(1,305)
Net increase in cash and cash equivalents	$5,704	$29,671

Operating Activities

The decrease in net cash provided by operating activities during the 13-week period ended March 30, 2025 compared to the corresponding prior 13-week period was primarily due to the (i) decrease in changes in operating assets and liabilities of $18.8 million and (ii) decrease in net income of approximately $2.1 million, partially offset by the increase in non-cash adjustments of approximately $2.3 million.

Investing Activities

The decrease in net cash provided by investing activities is primarily due to an increase in purchases of property, plant and equipment during the 13-week period ended March 30, 2025 and fewer proceeds received on the maturities of available-for-sale debt securities compared to the corresponding 13-week period in the prior year.

Financing Activities

The decrease in net cash used in financing activities during the 13-week period ended March 30, 2025 compared to the corresponding 13-week period in the prior year was due primarily to an increase in the proceeds received from the exercise of stock options in the current period.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended
	March 30, 2025	March 31, 2024
	(in thousands)
Net income	$16,901	$19,023
Depreciation and amortization(1)	3,259	3,211
Stock-based compensation expense	2,853	1,982
Income tax provision	5,441	5,702
Interest expense	234	255
Interest income	(1,211)	(1,088)
Adjusted EBITDA	$27,477	$29,085

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 29, 2024, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 13-week period ended March 30, 2025.

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

There have been no material changes in our exposure to market risk during the 13-week period ended March 30, 2025 from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness identified by management in connection with its evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2024, as described in Part II, Item 9A, “Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting” in our latest Annual Report, which has not been fully remediated as of March 30, 2025.

Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the period presented, in conformity with GAAP.

Management’s Plan to Remediate the Material Weakness and Status

In the 13-week period ended March 30, 2025, we continued to implement a remediation plan to improve certain process-level control activities related to the revenue process, as previously described in our Annual Report. These remediation actions are ongoing and included or are expected to include:

(i)
Continuing to evaluate skillset gaps and hire additional personnel, as needed, with an appropriate level of knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately;
(ii)
Continuing to enhance risk assessment, specifically related to the revenue process; and
(iii)
Continuing to design and implement controls to ensure the accuracy of the inputs in the sales order entry and invoicing processes, including the design of systematic checks and new reports to review inputs.

Management believes that the outlined plans will effectively address the deficiency constituting the material weakness, with the remediation efforts, including necessary testing, anticipated to conclude by the end of fiscal 2025. However, the exact timing of completion cannot be guaranteed. We will monitor the effectiveness of our remediation plan and refine our remediation plan as appropriate.

Changes in Internal Control over Financial Reporting

Other than as discussed above under “Management’s Plan to Remediate the Material Weakness and Status,” there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
A substantial amount of our shell egg processing occurs at our existing Egg Central Station processing facility in Missouri. Any damage or disruption at this facility, or any constraints related to acquiring, maintaining and operating the processing equipment at this facility, may harm our business.
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
•
Disruptions in the worldwide economy, inflationary pressures, tariff regimes, including recently announced U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, may adversely affect our business, results of operations and financial condition.
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
•
We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness or maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $147.9 million in the 13-week period ended March 31, 2024 to $162.2 million in the 13-week period ended March 30, 2025, and our net revenue increased from $471.9 million in fiscal 2023 to $606.3 million in fiscal 2024. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

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

Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will continue to increase in the foreseeable future as we invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, expand and enhance our processing, manufacturing and distribution facilities, and hire additional crew members. Our ongoing efforts to grow and develop our supply chain may prove more expensive than we anticipate (including as a result of inflation, increases in input costs or disruptions in our supply chain relating to outbreaks of agricultural diseases, trade wars, tariff regimes, domestic or geopolitical tensions, public health pandemics or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in and expanding our processing capacity, developing our co-manufacturing and co-packing relationships and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and future processing and manufacturing facilities, may be fixed. We expect to continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 92% and 95% of our net revenue in the 13-week periods ended March 30, 2025 and March 31, 2024, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Furthermore, we could experience a decrease in sales of shell eggs due to one or more factors. For example, in 2024, we experienced an outbreak of highly pathogenic avian influenza, or HPAI, at one of our farms. While we did not experience a material impact on our egg production, similar outbreaks in the future could impact demand for shell eggs and negatively impact our business. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

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

Our estimates of market opportunity and growth forecasts included in this Quarterly Report and elsewhere, including in connection with our long-term financial goals, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecast, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

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

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we are in the process of expanding these capabilities as we continue to grow and scale our business. In June 2024, we announced plans to develop our second egg washing and packing facility in Seymour, Indiana, and we continue to pursue growth in our farm network in order to ensure adequate supply. In January 2025, we announced that we plan to install an additional egg washing and packing line at Egg Central Station in Missouri. There is risk in our ability to effectively continue to scale production and processing and manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units.

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

A substantial amount of our shell egg processing occurs at our existing Egg Central Station processing facility in Missouri. Any damage or disruption at this facility, or any constraints related to acquiring, maintaining and operating the processing equipment at this facility, may harm our business.

A substantial amount of our shell egg processing occurs at our existing Egg Central Station shell egg processing facility in Missouri. Any shutdown or period of reduced production at this facility, which may be caused by regulatory noncompliance or other issues, as well as factors beyond our control, such as natural disaster, weather, fire, power or other utility interruption, work stoppage, disease outbreaks or pandemics, equipment failure or maintenance or delay in raw materials delivery, could significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to maintain, replace and repair, in part because certain of such equipment is sourced internationally. We have at times seen pricing and capacity constraints related to internationally sourced equipment, and our supply chains may be further disrupted in connection with public health pandemics, domestic or geopolitical tensions, wars, inflation, trade wars, tariff regimes, including recently announced U.S. tariffs and any responsive non-U.S. tariffs or additional U.S. tariffs, or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. The property and business disruption insurance we maintain may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

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

Further risks may be presented by our plans to develop accelerator farms on farmland we have acquired in Indiana or to develop accelerator farms on additional parcels we may purchase, with the possibility of selling such farms in the future to interested farmers. We may not be able to adequately build, develop or staff such farms, and they may not result in the benefits we anticipate. Market conditions or other factors may prevent us from selling accelerator farms to interested farmers on acceptable terms, and if we are unable to adequately build and develop farms on previously purchased farmland, we may be required to sell such farmland or other assets purchased in connection with the development and operation of such farms, potentially at a loss. The purchase, development and potential sale of these farms will require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. Any failure to maintain or expand our farm network would adversely affect our business, financial condition and results of operations.

Outbreaks of agricultural diseases, including avian influenza and egg drop syndrome, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.

Our business activities are subject to a variety of agricultural risks, including pests and diseases such as HPAI and egg drop syndrome, or EDS, the occurrence of which can materially and adversely affect the quality and quantity of products, including shell eggs, that we distribute.

Since the initial outbreak of HPAI, in early 2022, we have been closely following the progression of the virus. In 2024 and continuing into 2025, HPAI has been detected in the United States in dairy cattle, wild birds, mammals, and farm workers directly exposed to the infected dairy or poultry. In fiscal 2024, we experienced an outbreak of HPAI at one of our farms.

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

Although feed ingredients are available from a number of sources, we have limited control over the prices of these ingredients, which are affected by weather, speculators, tariffs and other international trade restrictions, various supply and demand factors, geopolitical tensions, inflation, transportation and storage costs, and agricultural and energy policies in the United States and internationally. We have at times seen increased prices for conventional and organic corn and soybean crops on a global basis, including increased prices resulting from geopolitical tensions and measures taken in response thereto, inflation and supply chain shortages. We have entered into commodity derivative instrument contracts related to conventional feed ingredients. If we are unable to successfully conduct this program to reduce the impact of commodity price fluctuations, our financial condition and results of operations may be impacted.

We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased commodity costs due to consumer price sensitivity or the pricing postures of our competitors and, we have at times seen our retail customers choose not to accept a price increase or require price increases to occur after a specified period of time elapses. Over time, if we are unable to price our products to cover increased costs, are unable to offset operating cost increases with continuous improvement savings or are unsuccessful in our current or any future commodity derivative instrument or similar program, then commodity price volatility or increases could adversely affect our business, financial condition and results of operations.

If we fail to effectively price our products or effectively implement price increases, our financial condition may be adversely affected.

The prices of our products are driven by a number of factors, including supply constraints, customer and consumer demand, inflation, input costs and market conditions. In response to such conditions, we have periodically increased prices on certain of our products. While we have not yet seen significant decreases in sales volume due to such price increases, if we further increase prices, we could experience declining demand for our products, decreased ability to attract new customers and lower sales volumes. If price increases result in a greater spread between the price of our products and the price of conventional or private-label products, consumers may be less willing to pay a premium for our products, particularly in times of economic uncertainty. For example, we have at times seen our retail customers choose not to accept such price increases or require price increases to occur after a specified period of time. If we cannot effectively price our products or carry out price increases, our business, financial condition and operating results could be adversely affected.

Increased transportation and freight costs or failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, have adversely impact and are expected to continue to adversely impact our operating results.

We rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, driver shortages, trucking capacity limitations due to increases in freight demand, employee and contractor strikes or unavailability or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs and rising fuel costs due to international tensions and wars (including due to attacks on container ships in the Red Sea), we have seen at times during recent periods increased transportation and freight costs. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to price our products in a manner that sufficiently offsets increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors, and we have at times seen our retail customers choose not to accept a price increase or require price increases to occur after a specified period of time has elapsed. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on one co-manufacturer for hard-boiled eggs, one co-manufacturer for bulk butter production, one co-manufacturer for stick butter, one co-manufacturer for liquid eggs and two co-packers for certain shell egg processing. While we currently have written manufacturing contracts with our co-manufacturer for bulk butter production and our co-manufacturer for stick butter, we do not currently have written manufacturing contracts with our other co-manufacturers or with our co-packers for certain shell egg processing. Due to the absence of written contracts with certain of our co-manufacturers and co-packers, these parties can generally seek to alter or terminate their relationships with us at any time, resulting in periods during which we may have limited or no ability to manufacture or pack certain of our products.

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

Additionally, we rely on a limited number of cold storage providers to store our products, and we have in recent periods shifted certain functions, including finished goods storage and order fulfillment, to our cold storage providers’ facilities. Our financial performance depends in large part on our ability to obtain adequate cold storage facilities services in a timely manner. We are not assured of continued cold storage capacities or continued ability to utilize such facilities for finished goods storage, order fulfillment or other services. Certain of our cold storage providers could discontinue or seek to alter their relationship with us. In addition, we are not assured of sufficient capacities of these providers commensurate with increased product demand.

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

In the 13-week periods ended March 30, 2025 and March 31, 2024, UNFI (Whole Foods’ primary distributor) accounted for approximately 23% and 24% of our net revenue, respectively. Since distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that a substantial portion of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 20% and 21% of our retail sales in the 13-week periods ended March 30, 2025 and March 31, 2024, respectively. The loss of Whole Foods or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time, could negatively impact our sales and profitability.

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

We obtain substantially all of the packaging for our shell eggs from a sole source supplier. Any disruption in the supply of our shell egg cartons, including due to interruptions to global shipping, could delay our production and hinder our ability to meet our commitments to customers. Certain components of this packaging are imported from international markets, and any import duties, tariffs or restrictions on international trade could affect its cost or availability. If we are unable to obtain a sufficient quantity of our packaging on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources, sales of our products could be delayed or we may be required to redesign our products. For example, in connection with increased demand for shell eggs in 2020 in relation to the COVID-19 pandemic, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for certain of our shell egg products. While this change in packaging did not materially impact our operations, there is no guarantee that we will not experience similar packaging issues in the future, or that any such packaging issues will not impact our ability to meet product demand for our shell eggs. For example, consumers may be less likely to accept products packaged using certain materials, or modified packaging may make it more difficult for consumers to locate our products in stores. Any of these events could result in lost sales, price increases, reduced gross margins or damage to our customer or consumer relationships, which would have a material adverse effect on our business, financial condition and results of operations.

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

Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. We have seen higher packaging costs in prior fiscal periods, which have continued into fiscal 2025. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, although we have not seen significant decreases in volume due to previous price increases, we may not be able to implement further price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes.

Additionally, if the availability of certain packaging supplies is limited due to factors beyond our control (including as a result of disruptions to global supply chains due to recently announced U.S. tariffs or other factors), or if packaging supplies do not meet our standards, we may make changes to our product packaging, which could negatively impact the perception of our brand. For example, in connection with increased demand for shell eggs in 2020 in relation to the COVID-19 pandemic, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for certain of our shell egg products. If we are not successful in managing our packaging costs or the supply of packaging that meets our standards to use for our products, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, any of these factors could adversely affect our business, financial condition, and results of operations.

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

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and develop the infrastructure of a public company, we may find it difficult to maintain these important values. We may also have difficulty maintaining our company culture as substantially all of our crew members outside of our existing Egg Central Station facility are working remotely on a permanent basis. If we fail to maintain our company culture or focus on our purpose, our business and competitive position may be harmed.

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

Risks Related to Socioeconomic, Political and Environmental Factors

Disruptions in the worldwide economy, inflationary pressures, tariff regimes, including recently announced U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, may adversely affect our business, results of operations and financial condition.

Adverse and uncertain economic conditions, including uncertainty related to inflation, tariff regimes, including recently announced U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, market volatility, outbreaks of contagious disease or pandemics, domestic or geopolitical tensions and wars, or disruption in global financial and credit markets may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our farmers, suppliers, co-manufacturers, distributors, retailers, foodservice consumers, service providers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings, including private-label products, during economic downturns, and an economic downturn may cause customers to be less receptive to price increases on our products.

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

Global health pandemics, labor disputes or work stoppages, and other geopolitical tensions have at times disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. Currently, we import butter from a supplier in Ireland, and as a result, we may experience increased costs or shipment delays due to disruptions in the international trade markets and increased exposure to potential import restrictions, increased duties or tariffs or other factors described below. Additionally, we, our suppliers and our network of family farms are dependent on equipment and other supplies imported from Europe and other locations, including equipment and other supplies used in connection with the development of our planned egg washing and packing facility in Indiana. To the extent that import restrictions, duties, tariffs, including recently announced U.S. tariffs and any responsive non-U.S. tariffs or additional U.S. tariffs, or other disruptions to global shipping negatively impact our, our suppliers’ or our network of family farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

Recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Certain of our products and elements of our supply chain, including our butter products and certain processing equipment and packaging, are imported from international markets. We expect that tariffs and restrictions on international trade, including the tariffs announced by the U.S. government in April 2025, will impact the cost or availability of these items.

Current or future tariffs or other restrictive trade measures may raise the costs of raw materials, components or our products, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions or risks to key vendors as a result of increased costs and uncertainty, which may impact our ability to meet customer demand or efficiently manage inventory. Tariffs and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products on expected timelines. In addition, many of our distributors and customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to such policies.

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

A U.S. federal government shutdown or other limitation or elimination of U.S. government assistance programs could have a material adverse impact on our results of operations and financial condition.

The partial shutdown of the U.S. federal government that began in late 2018 and continued into 2019 adversely impacted many of our family farmers’ ability to access capital, as these farmers receive funding through farm loan programs of the USDA Farm Service Agency. The partial shutdown also impacted our ability to receive governmental approvals for products and labeling of new products. Additionally, many of our farmers seek federal government loans from the USDA or other forms of government assistance. Any future U.S. federal government shutdown or other limitation or elimination of sources of U.S. government assistance could adversely impact our business, which could have a material adverse effect on our results of operations and financial condition.

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

Implementation of our environmental and sustainability initiatives, including in connection with our Impact Goals, biennial Impact Report and periodic Impact Updates, may require certain financial expenditures and crew member resources, and if we are unable to meet our goals or otherwise fail to meet stakeholder standards or expectations with respect to ESG issues or our Impact Goals, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our investors, crew members, farmers, suppliers, customers and consumers. There has also been a recent increase in litigation and investor activism surrounding ESG practices and related disclosures. For example, there has been recent focus by regulators, investors and other stakeholders on greenwashing and sustainability-related claims. There can be no assurance that we will not be subject to allegations or claims with respect to ESG issues or our Impact Goals.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit and share, which we collectively refer to as “process,” personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions and financial information, which we collectively refer to as “sensitive data.”

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

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab, an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are B Lab and may change over time, and our continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified as a Certified B Corporation in March 2025. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, particularly if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations, or if our publicly reported Certified B Corporation score declines. Conversely, our status as a public benefit corporation or Certified B Corporation could result in negative scrutiny from government institutions, consumers, stockholders or others critical of our stakeholder focus.

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

Risks Related to Being a Public Company

We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness or maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition, results of operations or cash flows, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

As further detailed in Part II, Item 9A, “Controls and Procedures” of our latest Annual Report, in the process of assessing our internal control over financial reporting, management identified deficiencies in controls to ensure the accuracy of the inputs (e.g., price and/or quantity) related to the sales order entry and invoicing processes impacting revenue and accounts receivable that resulted in a material weakness. Management concluded that this material weakness was primarily due to ineffective risk assessment related to the selection and development of appropriate control activities in the revenue process due to not having a sufficient number of trained resources with expertise in and responsibility for the design, implementation, operation, and documentation of internal control over financial reporting. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of December 29, 2024. As described in Part I, Item 4, “Controls and Procedures” in this Quarterly Report, we are implementing additional controls to remediate this material weakness. However, we cannot provide assurance that we will be able to do so in a timely manner, and such remediation efforts could require increased management time and attention and resources.

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

Further, Matthew O’Hayer, our founder and executive chairperson, has pledged 1,900,000 shares of our common stock owned by Mr. O’Hayer to secure a personal loan, and an uncured default under the documents governing such loan could result in certain of such shares being subject to forced sale or disposition. If such pledged shares are sold in forced sales under the documents governing such loan, such sales could cause the price of our common stock to decline.

In addition, as of March 30, 2025, there were 2,426,918 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of March 30, 2025, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $26.0 million for the expansion of Egg Central Station.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the 13-week period ended March 30, 2025, certain of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Matthew O’Hayer, Executive Chairperson and Director	Adoption	March 14, 2025	X		1,020,000		May 31, 2026
Thilo Wrede, Chief Financial Officer	Adoption	March 13, 2025	X		3,600		March 13, 2026

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

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

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 IU.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Vital Farms, Inc.

Dated: May 8, 2025	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2025	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial and Accounting Officer)