Form 10-Q
period 2025-06-29
Vital Farms, Inc.
filed 2025-08-07
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2025

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

As of August 4, 2025 the registrant had 44,685,980 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to maintain relationships with members of our existing farm network or further expand our farm network, our plans for development of accelerator farms and the impact of accelerator farms on our operations;
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
•
the specifications and timing of our planned egg washing and packing facility in Seymour, Indiana and our planned additional egg washing and packing line at our Egg Central Station facility in Missouri, and the impacts of prior or future expansions of our egg washing and packing facilities on our revenue and farm network;
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
•
the impact of adverse economic conditions, including as a result of unfavorable or volatile global economic and political conditions, international trade restrictions and tariffs, elevated interest rates or inflation;
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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 29, 2025	December 29, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,224	$150,601
Investment securities, available-for-sale	46,773	9,692
Accounts receivable, net of allowance for credit losses of $857 and $691 as of June 29, 2025 and December 29, 2024, respectively	68,405	54,342
Inventories	42,710	23,666
Prepaid expenses and other current assets, net of allowance for credit losses of $522 and $240 as of June 29, 2025 and December 29, 2024, respectively	6,428	7,740
Assets held for sale	2,667	—
Total current assets	275,207	246,041
Property, plant and equipment, net	111,155	84,521
Operating lease right-of-use assets	31,196	19,617
Goodwill and other assets	13,194	9,153
Total assets	$430,752	$359,332
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,352	$38,582
Accrued liabilities	34,037	31,328
Operating lease liabilities, current	5,368	3,849
Finance lease liabilities, current	4,401	3,932
Income taxes payable	690	838
Total current liabilities	110,848	78,529
Operating lease liabilities, non-current	1,361	2,918
Finance lease liabilities, non-current	6,458	8,011
Other liabilities	2,307	572
Total liabilities	$120,974	$90,030
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of June 29, 2025 and December 29, 2024; no shares issued and outstanding as of June 29, 2025 and December 29, 2024	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of June 29, 2025 and December 29, 2024; 44,661,608 and 44,042,355 shares issued and outstanding as of June 29, 2025 and December 29, 2024, respectively	4	4
Additional paid-in capital	193,119	186,182
Retained earnings	116,652	83,113
Accumulated other comprehensive income	3	3
Total stockholders’ equity	$309,778	$269,302
Total liabilities and stockholders’ equity	$430,752	$359,332

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net revenue	$184,767	$147,388	$346,956	$295,316
Cost of goods sold	112,985	89,710	212,661	178,742
Gross profit	71,782	57,678	134,295	116,574
Operating expenses:
Selling, general and administrative	38,987	33,336	70,897	60,467
Shipping and distribution	9,000	7,203	17,835	14,799
Total operating expenses	47,987	40,539	88,732	75,266
Income from operations	23,795	17,139	45,563	41,308
Other income (expense), net:
Interest expense	(218)	(257)	(453)	(512)
Interest income	1,332	1,316	2,544	2,404
Other expense, net	(378)	(87)	(781)	(364)
Total other income (expense), net	736	972	1,310	1,528
Net income before income taxes	24,531	18,111	46,873	42,836
Income tax provision	7,893	1,772	13,334	7,474
Net income	$16,638	$16,339	$33,539	$35,362
Net income per share:
Basic:	$0.37	$0.38	$0.76	$0.84
Diluted:	$0.36	$0.36	$0.73	$0.79
Weighted average common shares outstanding:
Basic:	44,591,484	42,500,355	44,421,116	42,148,992
Diluted:	45,804,158	45,248,792	45,815,874	44,600,401

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$16,638	$16,339	$33,539	$35,362
Other comprehensive income, before tax:
Available-for-sale securities:
Unrealized net holding (loss) gain	(48)	134	(26)	278
Amounts reclassified for realized gains (losses) to earnings	13	—	13	(1)
Available-for-sale securities, before tax	(35)	134	(13)	277
Other comprehensive (loss) income, before tax	(35)	134	(13)	277
Income tax benefit (expense) related to items of other comprehensive income	19	(33)	13	(68)
Other comprehensive (loss) income, net of tax	(16)	101	—	209
Comprehensive income	$16,622	$16,440	$33,539	$35,571

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of December 29, 2024	44,042,355	$4	$186,182	$83,113	$3	$269,302
Exercise of stock options	270,430	—	2,715	—	—	2,715
Vesting of restricted stock units	278,510	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(94,283)	—	(2,882)	—	—	(2,882)
Stock-based compensation expense	—	—	2,853	—	—	2,853
Other comprehensive income, net	—	—	—	—	16	16
Net income	—	—	—	16,901	—	16,901
Balances as of March 30, 2025	44,497,012	$4	$188,868	$100,014	$19	$288,905
Exercise of stock options	126,743	—	934	—	—	934
Vesting of restricted stock units	26,953	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(4,392)	—	(96)	—	—	(96)
Shares issued under employee stock purchase plan	15,292	—	379	—	—	379
Stock-based compensation expense	—	—	3,034	—	—	3,034
Other comprehensive loss, net	—	—	—	—	(16)	(16)
Net income	—	—	—	16,638	—	16,638
Balances as of June 29, 2025	44,661,608	$4	$193,119	$116,652	$3	$309,778

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

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	26-Weeks Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$33,539	$35,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,727	6,499
Reduction in the carrying amount of right-of-use assets	3,691	1,658
Amortization and accretion of available-for-sale debt securities	(296)	76
Amortization of debt issuance costs	43	19
Stock-based compensation expense	5,887	4,898
Deferred taxes	(24)	—
Uncertain tax positions (Note 16)	1,735	—
Net realized losses on derivative instruments	822	346
Other	1,293	(132)
Net change in operating assets and liabilities	(48,904)	(8,644)
Net cash provided by operating activities	$4,513	$40,082
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,994)	(6,914)
Purchases and settlements of derivative instruments	264	(669)
Purchases of available-for-sale securities	(45,079)	—
Maturities and call redemptions of available-for-sale debt securities	7,890	13,335
Proceeds from the sale of available-for-sale debt securities	404	—
Proceeds from the sale of property, plant and equipment	608	1
Net cash (used in) provided by investing activities	$(45,907)	$5,753
Cash flows from financing activities:
Proceeds from exercise of stock options	3,649	6,448
Proceeds from issuance of common stock under employee stock purchase plan	379	178
Payment of tax withholding obligation on vested restricted stock unit shares	(2,978)	(1,351)
Principal payments under finance lease obligations	(2,033)	(1,672)
Payment of financing costs	—	(414)
Net cash (used in) provided by financing activities	$(983)	$3,189
Net (decrease) increase in cash and cash equivalents	(42,377)	49,024
Cash and cash equivalents at beginning of the period	150,601	84,149
Cash and cash equivalents at end of the period	$108,224	$133,173
Supplemental disclosure of cash flow information:
Cash paid for interest	$410	$512
Cash paid for income taxes	11,772	11,344
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$25,590	$150

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts or as otherwise indicated)

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

The accompanying unaudited condensed consolidated financial statements as of June 29, 2025 and for the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 29, 2025, consolidated results of operations for the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024, and consolidated cash flows for the 26-week periods ended June 29, 2025 and June 30, 2024. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 29, 2024 was derived from audited annual financial statements but does not contain all of the note disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week and 26-week periods ended June 29, 2025 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 28, 2025.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended June 29, 2025 and June 30, 2024 both contain operating results for 13 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 29, 2024, and the notes thereto, which are included in the Annual Report. Other than the adoption of the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 26-week period ended June 29, 2025.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 29, 2024, and the notes thereto, which are included in the Annual Report. There have been no new accounting pronouncements adopted by the Company during the 26-week period ended June 29, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items that meet a certain quantitative threshold. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning December 30, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2023-09 on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of its pending adoption of ASU 2024-03 on its consolidated financial statements and disclosures.

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of June 29, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$1,368	$1	$—	$—	$1,369
U.S. Treasury Bills	45,427	—	(23)	—	45,404
Total	$46,795	$1	$(23)	$—	$46,773

The following table summarizes the Company’s available-for-sale investment securities as of December 29, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$9,702	$15	$(25)	$—	$9,692
Total	$9,702	$15	$(25)	$—	$9,692

For the 13-week periods ended June 29, 2025 and June 30, 2024, there were no proceeds from the sale of available-for-sale securities. For the 26-week periods ended June 29, 2025 and June 30, 2024, proceeds from the sale of available-for-sale securities were $404 and $0, respectively.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of June 29, 2025 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$46,795	$46,773
Due after one year through five years	—	—
Total available-for-sale	$46,795	$46,773

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

	June 29, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$710	$—	$—	$—	$710	$—
U.S. Treasury Bills	35,413	(23)	—	—	35,413	(23)
Total	$36,123	$(23)	$—	$—	$36,123	$(23)

	December 29, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$—	$—	$8,014	$(25)	$8,014	$(25)
Total	$—	$—	$8,014	$(25)	$8,014	$(25)

As of June 29, 2025, there were five diversified issuances in the Company’s securities portfolio in an unrealized loss position, with credit ratings from BBB to A-1+. As of June 29, 2025, there are no individual securities with unrealized losses exceeding $8, and no issuances have been in a loss position greater than 12 months.

The decline in fair value has resulted primarily from changes in interest rates, and the Company does not believe there has been any significant decline in the creditworthiness of the issuers. The Company also does not believe it is likely that a significant number of bonds will be called early, and it does not have liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of June 29, 2025.

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

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	June 29, 2025	December 29, 2024
Commodity:
Corn	Bushels (in thousands)	1,215	3,593
Soybean Meal	Tons	13	37

For the 13-week periods ended June 29, 2025 and June 30, 2024, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $391 and $87, respectively. For the 26-week periods ended June 29, 2025 and June 30, 2024, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $822 and $387, respectively.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of June 29, 2025, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$19,990	$—	$—	$19,990
U.S. Treasury Bills	—	15,886	—	15,886
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	1,369	—	1,369
U.S. Treasury Bills	—	45,404	—	45,404
Prepaid expenses and other current assets:
Derivative financial instruments	—	59	—	59
Total assets measured at fair value	$19,990	$62,718	$—	$82,708

	Fair Value Measurements as of December 29, 2024, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$114,249	$—	$—	$114,249
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	9,692	—	9,692
Prepaid expenses and other current assets:
Derivative financial instruments	—	1,153	—	1,153
Total assets measured at fair value	$114,249	$10,845	$—	$125,094

During the 26-week period ended June 29, 2025, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Investment Securities” in Note 3 above.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other non-trade receivables included in prepaid expense and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net revenue:
Eggs and egg-related products	$178,418	$142,941	$334,723	$286,701
Butter and butter-related products	6,349	4,447	12,233	8,615
Net revenue	$184,767	$147,388	$346,956	$295,316

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and stick butter.

During the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024, the Company had a customer that individually accounted for 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024 is as follows:

	Net Revenue for the 13-Weeks Ended June 29, 2025	Net Revenue for the 13-Weeks Ended June 30, 2024	Net Revenue for the 26-Weeks Ended June 29, 2025	Net Revenue for the 26-Weeks Ended June 30, 2024
Customer A	21%	23%	22%	24%

As of June 29, 2025 and December 29, 2024, the Company had customers that individually accounted for 10% or more of the Company’s accounts receivable. The percentage of accounts receivable, net due from significant customers as of June 29, 2025 and December 29, 2024 is as follows:

	Accounts Receivable, Net as of June 29, 2025	Accounts Receivable, Net as of December 29, 2024
Customer A	15%	16%
Customer B	10%	10%
Customer C	*	13%
Customer D	14%	10%
Customer E	11%	*
* Accounts receivable, net was less than 10%

Note 7. Allowance for Credit Losses

As of June 29, 2025 and December 29, 2024, the Company had allowances for credit losses of $1,379 and $931, respectively.

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

Changes in the allowance for credit losses for the 26-week period ended June 29, 2025 were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 29, 2024	$(691)	$(240)	$(931)
Provisions charged to operating results	8	68	76
Account write-offs	—	—	—
As of March 30, 2025	(683)	(172)	(855)
Reductions charged to operating results	(191)	(350)	(541)
Account write-offs	17	—	17
As of June 29, 2025	$(857)	$(522)	$(1,379)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	June 29, 2025	December 29, 2024
Eggs and egg-related products	$12,601	$7,384
Butter and butter-related products	16,223	8,691
Packaging	9,048	4,296
Pullets	3,508	1,657
Other	2,095	1,860
Reserve for inventory obsolescence	(765)	(222)
Inventories	$42,710	$23,666

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether charges for excess or obsolete inventory reserves are required.

Note 9. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	June 29, 2025	December 29, 2024
Land	$10,011	$11,200
Land improvements	888	818
Buildings and improvements	30,607	30,607
Vehicles	1,775	1,468
Machinery and equipment	60,535	58,847
Leasehold improvements	491	491
Furniture and fixtures	575	531
Construction in progress	46,482	14,456
	151,364	118,418
Less: Accumulated depreciation and amortization	(40,209)	(33,897)
Property, plant and equipment, net	$111,155	$84,521

During the 13-week periods ended June 29, 2025 and June 30, 2024, depreciation of property, plant and equipment was approximately $2,401 and $2,350, respectively. During the 26-week periods ended June 29, 2025 and June 30, 2024, depreciation of property, plant and equipment was approximately $4,620 and $4,647, respectively.

During the 26-week period ended June 29, 2025, the Company elected to sell certain parcels of land located in Indiana previously purchased for the development of “accelerator farms” that in the aggregate total approximately 408 acres. Such parcels of land met the criteria to be classified as assets held for sale. As of June 29, 2025, approximately 328 acres remain to be sold with a carrying amount of $2.7 million classified as assets held for sale in the condensed consolidated balance sheets and are expected to be disposed of by the end of fiscal 2025.

Note 10. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense for the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024 are below:

	13-Weeks Ended		26-Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Operating lease cost	$2,082	$1,062	$3,890	$1,984
Finance lease cost – amortization of ROU assets	1,067	938	2,107	1,852
Finance lease cost – interest on lease liabilities	198	238	410	485
Short-term lease cost	419	37	457	69
Variable lease cost	4,531	2,595	8,020	5,102
Variable lease cost – long-term supply contracts	61,176	54,429	116,244	110,432
Total lease cost	$69,473	$59,299	$131,128	$119,924

Future undiscounted cash flows are as follows:

	As of June 29, 2025
	Operating Leases	Finance Leases
2025	$4,083	$2,493
2026	2,841	5,031
2027	—	4,234
Total lease payments	6,924	11,758
Less imputed interest	(195)	(899)
Total present value of lease liabilities	$6,729	$10,859

During the 26-week periods ended June 29, 2025 and June 30, 2024, ROU assets obtained in exchange for new finance lease obligations were $1,103 and $1,173, respectively. During the 26-week periods ended June 29, 2025 and June 30, 2024, ROU assets obtained in exchange for new operating lease obligations were $15,965 and $5,228, respectively.

Note 11. Goodwill and Other Assets

Goodwill and other assets consisted of the following as of the periods presented:

	June 29, 2025	December 29, 2024
Goodwill	$3,858	$3,858
Cloud computing implementation costs	7,837	3,834
Deferred tax asset	1,437	1,399
Other non-current assets	62	62
Goodwill and other assets	$13,194	$9,153

As of June 29, 2025 and December 29, 2024, the Company capitalized costs of $9,299 and $3,834 relating to cloud computing arrangement implementation costs. Of this total, $7,837 and $3,834 are classified as non-current assets under the heading “goodwill and other current assets” and $1,462 and $0 are classified as current assets under the heading “prepaid expenses and other current assets” as of June 29, 2025 and December 29, 2024, respectively. This software was developed by a third-party in conjunction with the Company’s employees. It has passed the preliminary project stage prior to capitalization. Amortization of the cloud computing arrangement implementation costs will begin once the software is placed in service.

Note 12. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	June 29, 2025	December 29, 2024
Employee-related costs	$8,229	$15,074
Trade promotions and chargebacks	9,419	8,204
Distribution fees and freight	3,825	3,193
Marketing and broker commissions	1,876	2,235
Purchases of inventory	1,405	641
Professional fees	1,430	958
Property, plant and equipment	4,220	380
Taxes	2,859	31
Other	774	612
Accrued liabilities	$34,037	$31,328

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

The JPMorgan Credit Facility is secured by liens on substantially all of the Company’s assets, including certain intellectual property assets and investment securities. It requires the Company to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of June 29, 2025 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. As of June 29, 2025, the Company was in compliance with all covenants under the JPMorgan Credit Facility.

As of June 29, 2025, there were no outstanding amounts under the JPMorgan Credit Facility. During the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024, the Company did not recognize any interest expense related to draws on the revolving lines of credit.

Note 14. Common Stock

As of June 29, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 44,661,608 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	June 29, 2025	December 29, 2024
Options to purchase common stock	1,282,400	1,703,287
Restricted stock units (“RSUs”)	627,073	644,141
Performance stock units (“PSUs”)	361,816	238,764
Shares available for grant under the 2020 Equity Incentive Plan (“2020 Incentive Plan”) and 2020 Employee Stock Purchase Plan (“2020 ESPP”)	16,782,529	14,887,764
Total	19,053,818	17,473,956

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

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended		26-Week Period Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of goods sold	$173	$107	$280	$154
Selling, general and administrative expense	2,861	2,809	5,607	4,744
Total	$3,034	$2,916	$5,887	$4,898

Stock Option Activity

The following table summarizes stock option activity since December 29, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 29, 2024	1,703,287	$14.30		$39,264
Granted	—	$—		$—
Exercised	(397,173)	$9.19		$11,299
Cancelled/Forfeited	(23,714)	$15.60		$496
Outstanding as of June 29, 2025	1,282,400	$15.85	5.4	$29,469
Options exercisable as of June 29, 2025	1,129,826	$15.98	5.0	$25,817
Options vested and expected to vest as of June 29, 2025	1,282,400	$15.85	5.4	$29,469

The fair value of stock options vested during the 13-week periods ended June 29, 2025 and June 30, 2024 was $26 and $240, respectively. The fair value of stock options vested during the 26-week periods ended June 29, 2025 and June 30, 2024 was $967 and $1,900, respectively. As of June 29, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $543, which is expected to be recognized over a weighted-average period of 0.72 years.

Restricted Stock Unit Activity

The following table summarizes RSU activity since December 29, 2024:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 29, 2024	644,141	$19.28
Granted	311,077	$31.59
Vested(1)	(305,463)	$18.02
Forfeited	(22,682)	$25.78
Unvested as of June 29, 2025	627,073	$25.77

(1) Includes 98,675 shares of common stock withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2020 Incentive Plan.

The fair value of RSU shares vested during the 13-week periods ended June 29, 2025 and June 30, 2024 was $822 and $677, respectively. The fair value of RSU shares vested during the 26-week periods ended June 29, 2025 and June 30, 2024 was $5,505 and $3,580, respectively. As of June 29, 2025, total unrecognized stock-based compensation expense related to the Company’s unvested RSU activity was $13,909, which is expected to be recognized over a weighted-average period of 2.17 years.

Performance Stock Unit Activity

In fiscal 2024 and 2025, the Company granted PSUs to certain of its officers and employees. These PSUs vest at the end of a three-year period based upon the level of achievement of certain Company performance metrics and the recipient’s continued service over such period. The number of shares that can be earned will range from 0% to 200% of the granted PSUs, based upon the Company’s level of achievement of the stated performance metrics. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable to vest as of June 29, 2025.

The following table summarizes PSU activity since December 29, 2024:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 29, 2024	238,764	$21.82
Granted	128,934	$31.55
Forfeited	(5,882)	$25.99
Unvested as of June 29, 2025	361,816	$25.22

The fair value of PSU shares vested during the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024 was $0, as no shares have vested as of such periods. As of June 29, 2025, total unrecognized stock-based compensation expense related to the Company’s unvested PSU activity was $9,487, which is expected to be recognized over a weighted-average period of 2.09 years.

2020 Equity Incentive Plan: In July 2020, the Board of Directors adopted the 2020 Incentive Plan, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of Directors. As of June 29, 2025, 13,906,801 shares were available for future grants of the Company’s common stock, which includes 1,761,694 shares of common stock that were automatically added to the available reserve on January 1, 2025.

Employee Stock Purchase Plan: In July 2020, the Board of Directors adopted the 2020 ESPP, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Board of Directors. As of June 29, 2025, 2,875,728 shares of the Company’s common stock were available for future issuance under the 2020 ESPP, which includes 440,423 shares of common stock that were automatically added to the available reserve on January 1, 2025. The Board of Directors authorizes six-month offering periods, with the most recent beginning on May 16, 2025.

Note 16. Income Taxes

The Company’s effective tax rate for the 13-week periods ended June 29, 2025 and June 30, 2024 was approximately 32% and 10%, respectively. The Company’s effective tax rate for the 26-week periods ended June 29, 2025 and June 30, 2024 was approximately 28% and 17%, respectively. The Company’s effective tax rates for the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024 differ from the statutory rate due primarily to discrete tax benefits related to the exercise of non-qualified stock options and the vesting of RSUs. In addition, the effective tax rates for the 13-week and 26-week periods ended June 29, 2025 were impacted by a discrete tax item primarily associated with an uncertain tax position related to state income taxes. As of June 29, 2025 and December 29, 2024, the Company had uncertain tax positions of $2.3 million and $0.6 million, respectively, under the heading “other liabilities” in the condensed consolidated balance sheets.

For interim periods, the Company’s income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s estimated annual effective tax rate differs from the federal statutory rate of 21% due to state income taxes, permanent differences related to the exercise of stock options and the impact of compensation deduction limitations under Internal Revenue Code Section 162(m).

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the OBBBA’s impact on its consolidated financial statements.

Note 17. Net Income Per Share

Basic and diluted net income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended		26-Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Numerator:
Net income	$16,638	$16,339	$33,539	$35,362
Denominator:
Weighted average common shares outstanding — basic	44,591,484	42,500,355	44,421,116	42,148,992
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	692,884	2,139,855	783,166	2,044,539
Effect of potentially dilutive RSUs	209,821	389,866	304,073	317,531
Effect of potentially dilutive PSUs	302,757	207,040	295,414	71,398
Effect of potentially dilutive common stock issuable pursuant to the ESPP	7,212	11,676	12,105	17,941
Weighted average common shares outstanding — diluted	45,804,158	45,248,792	45,815,874	44,600,401
Net income per share
Basic	$0.37	$0.38	$0.76	$0.84
Diluted	$0.36	$0.36	$0.73	$0.79

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended		26-Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Options to purchase common stock	1,281	1,933	—	1,401
Unvested RSUs	—	602	—	1,411
Unvested PSUs	—	525	—	174
	1,281	3,060	—	2,986

Note 18. Accumulated Other Comprehensive Income

The amounts reclassified from accumulated other comprehensive income (“AOCI”) to the unaudited condensed consolidated statements of income were as follows (in thousands):

		Amounts Reclassified from AOCI
		13-Week Period Ended
AOCI Component	Statement of Income Classification	June 29, 2025	June 30, 2024
Gains on available-for-sale securities	Other expense, net	$13	$—
	Total before tax	13	—
	Tax benefit	—	—
	Net of tax	$13	$—

		Amounts Reclassified from AOCI
		26-Week Period Ended
AOCI Component	Statement of Income Classification	June 29, 2025	June 30, 2024
Gains (losses) on available-for-sale securities	Other expense, net	$13	$(1)
	Total before tax	13	(1)
	Tax benefit	—	—
	Net of tax	$13	$(1)

The gross amount and related tax expense recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	13-Weeks Ended
	June 29, 2025			June 30, 2024
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale securities:
Unrealized net holding (loss) gain	(48)	$19	$(29)	$134	$(33)	$101
Amounts reclassified for realized losses to earnings	13	—	13	—	—	—
Total other comprehensive (loss) income	$(35)	$19	$(16)	$134	$(33)	$101

	26-Weeks Ended
	June 29, 2025			June 30, 2024
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale securities:
Unrealized net holding (loss) gain	$(26)	$13	$(13)	$278	$(68)	$210
Amounts reclassified for realized losses to earnings	13	—	13	(1)	—	(1)
Total other comprehensive (loss) income	$(13)	$13	$—	$277	$(68)	$209

Note 19. Commitments and Contingencies

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 29, 2025, the Company has not incurred any material costs as a result of such indemnification agreements.

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

Note 20. Related Party Transactions

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for project management and related services associated with the construction and expansion of the Company’s egg processing facilities, including site selection, project management and related services for the Company’s planned future egg packing facility in Seymour, Indiana. The Company’s contract with Sandpebble for services related to this egg packing facility in Seymour, Indiana was awarded after a competitive bidding process. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Board of Directors. In connection with the services described above, the Company paid Sandpebble $761 and $292 during the 13-week periods ended June 29, 2025 and June 30, 2024, respectively, and $1,283 and $540 during the 26-week periods ended June 29, 2025 and June 30, 2024, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of June 29, 2025 and December 29, 2024, amounts owed to Sandpebble were $197 and $303, respectively, and are included in accounts payable and accrued liabilities.

Note 21. Segment Reporting

The Company has only one reportable segment for which discrete financial information is available: Eggs and Butter. The Company derives revenue in the United States and manages and organizes its business activities on a consolidated basis. The Eggs and Butter segment derives revenues primarily from sales of its products, including eggs and butter, to customers, which include natural retailers, mainstream retailers, distributors and foodservice customers. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The following tables present the significant segment expenses and other segment items regularly reviewed by the Company’s chief operating decision maker, currently the Company’s President and Chief Executive Officer:

	Eggs and Butter Segment
	13-Weeks Ended
	June 29, 2025	June 30, 2024
Net revenue	$184,767	$147,388
Less:
Cost of goods sold(1)	109,703	86,637
Shipping and distribution	9,000	7,203
Other selling expenses	1,702	1,884
Marketing	8,790	7,337
Other selling, general & administrative(1)	28,309	23,900
Interest income	(1,332)	(1,316)
Interest expense	218	257
Depreciation and amortization	3,468	3,288
Income tax provision	7,893	1,772
Other segment expenses(2)	378	87
Segment net income	$16,638	$16,339

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$16,638	$16,339

(1) Excludes depreciation and amortization.

(2) Other segment expenses included in segment net income includes the change in fair value of derivative instruments and other miscellaneous gains and losses.

	Eggs and Butter Segment
	26-Weeks Ended
	June 29, 2025	June 30, 2024
Net revenue	$346,956	$295,316
Less:
Cost of goods sold(1)	206,311	172,686
Shipping and distribution	17,835	14,799
Other selling expenses	3,338	4,128
Marketing	14,433	12,378
Other selling, general & administrative(1)	52,749	43,518
Interest income	(2,544)	(2,404)
Interest expense	453	512
Depreciation and amortization	6,727	6,499
Income tax provision	13,334	7,474
Other segment expenses(2)	781	364
Segment net income	$33,539	$35,362

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$33,539	$35,362

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

Our purpose is to improve the lives of people, animals and the planet through food. We are committed to Conscious Capitalism, which prioritizes positive, long-term outcomes with all of our stakeholders – farmers and suppliers, customers and consumers, communities and the environment, employees, who we refer to as crew members, and stockholders. We make decisions based on what is sustainable for all our stakeholders. For us, it is not about short-term outcomes or a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes for everyone over time. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our impact on the food industry. We are incorporated as a Delaware public benefit corporation and are also recognized as a Certified B Corporation, a designation reserved by B Lab, an independent non-profit organization, for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

We source our eggs from a network of over 500 family farms. The cream for our butter is sourced from a network of family farms contracted by our butter supplier. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

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

To help support continued supply and further growth, we announced in 2024 that we plan to locate a second egg washing and packing facility in Seymour, Indiana, which we anticipate will be fully operational in 2027. We intend to build upon the foundational key learnings and successes from our Egg Central Station facility in Missouri with this second facility and further expand our already resilient supply chain. To help meet the continued demand for our shell eggs, we announced in January 2025 that we plan to install an additional Moba egg grading system, the primary automation technology used in washing, sorting and packing shell eggs, at Egg Central Station in Missouri. Installation of this new system began in the first quarter of 2025 and it is expected to be fully operational by the end of fiscal 2025.

In fiscal 2024, we purchased parcels of farmland totaling approximately 1,040 acres of farmland in Indiana for a total cost of approximately $7.5 million. Our intent is to develop this farmland (along with other potential parcels to be purchased in the future) and utilize it for “accelerator farms” to provide learning and development opportunities within our farm network and to help ensure adequate supply for our future egg washing and packing facility in Seymour, Indiana, while preserving the ability in the future to sell turnkey farms to interested farmers. In the first quarter of fiscal 2025, we elected to sell certain of these parcels, totaling approximately 408 acres. One parcel of approximately 80 acres was sold during the 13-week period ended June 29, 2025, and we expect the sale of the remaining parcels to occur by the end of fiscal 2025.

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

We have experienced consistent sales growth. We had net revenue of $184.8 million and $147.4 million, net income of $16.6 million and $16.3 million, and Adjusted EBITDA of $29.9 million and $23.3 million in the 13-week periods ended June 29, 2025 and June 30, 2024, respectively. We had net revenue of $347.0 million and $295.3 million, net income of $33.5 million and $35.4 million, and Adjusted EBITDA of $57.4 million and $52.3 million in the 26-week periods ended June 29, 2025 and June 30, 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

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

In fiscal 2024, we were made aware of an outbreak of a virus called Egg Drop Syndrome, or EDS, in the Midwest. Nine of our farms experienced outbreaks of EDS in fiscal 2024 and eight of our farms have experienced outbreaks of EDS to date in fiscal 2025. EDS is characterized by the production of pale, thin-shelled, soft-shelled, or shell-less eggs by seemingly healthy laying hens.

In fiscal 2024 and fiscal 2025, HPAI-related disruptions in the supply of conventional eggs resulted at times in increased demand for premium egg products such as ours, which occasionally resulted in shortages of these eggs on shelves at our retail customers. While we have not experienced material disruptions to our egg supply due to HPAI and EDS outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results. Additionally, agricultural diseases such as HPAI or EDS have resulted and could continue to result in supply shortages and price increases across the egg market, including shortages of eggs on shelves at our retail customers. We are confident in the measures we have taken to reduce the risk of HPAI and EDS on our farms and production facilities (including through procurement of newly available vaccinations for EDS), as well as our ability to mitigate impacts on supply. Outbreaks are difficult to forecast and are influenced by a number of factors, including bird migration patterns, and given continued uncertainty about future outbreaks and governmental responses to such outbreaks, we cannot predict the ultimate impact that agricultural diseases such as HPAI and EDS will have on our business.

Economic Uncertainty and Volatility

Economic uncertainty and volatility may affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Elevated interest rates also present a challenge impacting the U.S. economy and could make it more difficult for us or our farmers to obtain traditional financing on acceptable terms, if at all, in the future. Certain of our products and elements of our supply chain, including our butter products and certain processing equipment and packaging, are imported from international markets. We expect that tariffs and restrictions on international trade, including the tariffs announced by the U.S. government effective August 2025, will impact the cost or availability of these items. However, the duration, magnitude and scope of any additional tariffs or restrictions on international trade are difficult to predict, including any related impacts to consumer demand, along with the extent (if any) to which we will be able to offset the impacts of such actions through our mitigation efforts.

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

Liquidity and Capital Resources Overview

With cash, cash equivalents and marketable securities of $155.0 million as of June 29, 2025 and $60.0 million available under our syndicated revolving credit facility agreement with JPMorgan Chase Bank, N.A. and the others lenders party thereto, or the JPMorgan Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash, cash equivalents and marketable securities as of June 29, 2025, together with cash provided by our operating activities and availability of borrowings under our JPMorgan Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy. For additional information regarding our JPMorgan Credit Facility, see “Long-Term Debt—JPMorgan Credit Facility” at Note 13 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 97.5%, while the household penetration for our shell eggs is approximately 10.5%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts have helped and will continue to help educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to continue to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 20% and 23% of our retail sales for the 13-week periods ended June 29, 2025 and June 30, 2024 and 20% and 22% for the 26-week periods ended June 29, 2025 and June 30, 2024, respectively.

As of June 29, 2025, there were approximately more than 23,500 stores selling our products. Since our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, our third-party data provider revised its reporting methodology for number of stores selling our products. Due to such change in methodology, store count data reported previously may not be comparable to current data. According to the data provider, under this revised methodology, there were approximately 23,250 stores selling our products as of March 30, 2025, rather than the 26,000 store count disclosed in our previous Quarterly Report under the previous reporting methodology. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $178.4 million in net revenue, approximately 97% of total net revenue, in the 13-week period ended June 29, 2025. Eggs and egg-related products generated $334.7 million in net revenue, approximately 96% of total net revenue in the 26-week period ended June 29, 2025. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Cost of Goods Sold

Cost of goods sold consists of the costs directly attributable to producing our products which include labor, raw material and packaging costs and overhead. Labor cost is comprised of wages and related costs for our processing crew members. Raw material cost is comprised of those items necessary to process our finished egg and butter products, and the packaging cost includes the cost of the packaging materials our finished products are sold in. Overhead costs include utilities, insurance, inbound freight, storage fees related to our warehouse and depreciation and amortization expenses related to our assets used in production. We expect cost of goods sold to increase in the future in connection with the development and staffing of our second egg washing and packing facility in Indiana, as well as a result of the factors described above in “Known Trends, Events and Uncertainties–Economic Uncertainty and Volatility”.

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

Results of Operations

The results of operations data for the 13-week and 26-week periods ended June 29, 2025 and June 30, 2024 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended June 29, 2025 and June 30, 2024

The following table sets forth our consolidated statement of income data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	June 29, 2025		June 30, 2024
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$184,767	100%	$147,388	100%
Cost of goods sold(1)	112,985	61%	89,710	61%
Gross profit	71,782	39%	57,678	39%
Operating expenses:
Selling, general and administrative(2)	38,987	21%	33,336	23%
Shipping and distribution	9,000	5%	7,203	5%
Total operating expenses	47,987	26%	40,539	28%
Income from operations	23,795	13%	17,139	11%
Other income (expense), net:
Interest expense	(218)	—	(257)	—
Interest income	1,332	1%	1,316	1%
Other expense, net	(378)	—	(87)	—
Total other income (expense), net	736	—	972	1%
Net income before income taxes	24,531	13%	18,111	12%
Income tax provision	7,893	4%	1,772	1%
Net income	$16,638	9%	$16,339	11%
(1)
Includes stock-based compensation expense of $173 and $107 in cost of goods sold for the 13-week periods ended June 29, 2025 and June 30, 2024, respectively.
(2)
Includes stock-based compensation expense of $2,861 and $2,809 in selling, general and administrative for the 13-week periods ended June 29, 2025 and June 30, 2024, respectively.

Net Revenue

	13-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Net revenue	$184,767	$147,388	$37,379	25%

The increase in net revenue of $37.4 million, or 25%, was primarily driven by price/mix benefits of $15.7 million and volume-related increases of $21.7 million. The volume favorability was driven by accelerated demand for existing products, expanded item offerings and store distribution at existing customers. Net revenue from sales through our retail channel was $176.1 million and $141.9 million for the 13-week periods ended June 29, 2025 and June 30, 2024, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Gross profit	$71,782	$57,678	$14,104	24%
Gross margin	39%	39%

The increase in gross profit of $14.1 million, or 24%, was driven by higher net revenue generated during the period from higher volume, increased pricing across our shell egg portfolio and favorable mix benefits. Compared to the corresponding period in the prior year, gross margin declined slightly as investments continue to scale and grow the business driven by increases in labor and overhead costs offset by favorable price/mix benefits.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Selling, general and administrative	$38,987	$33,336	$5,651	17%
Percentage of net revenue	21%	23%

The increase in selling, general and administrative expenses of $5.7 million, or 17%, was primarily driven by expenses to support the expansion of our business and continued growth, including:

•
an increase of $1.8 million in marketing-related expenses;
•
an increase of $1.7 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount;
•
an increase of $0.8 million in professional services;
•
an increase of $0.7 million in technology and software related expenses; and
•
an increase of $0.6 million in other selling, general and administrative expenses.

Shipping and Distribution

	13-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Shipping and distribution	$9,000	$7,203	$1,797	25%
Percentage of net revenue	5%	5%

The increase in shipping and distribution costs of $1.8 million, or 25%, was driven by higher sales volume.

Interest Expense

	13-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Interest expense	$(218)	$(257)	$39	(15)%

The decrease in interest expense of $39 thousand, or 15%, was primarily driven by a reduction in interest paid on finance leases.

Interest Income

	13-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Interest income	$1,332	$1,316	$16	1%

The increase of $16 thousand in interest income, or 1%, was primarily driven by an increase in interest income received on our available-for-sale securities and marketable securities.

Other Expense, net

	13-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Other expense, net	$(378)	$(87)	$(291)	334%

The increase in other expense, net of $0.3 million, or 334%, was primarily driven by losses on our commodity derivative instruments during the 13-week period ended June 29, 2025 as compared to those in the 13-week period ended June 30, 2024.

Income Tax Provision

	13-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Income tax provision	$7,893	$1,772	$6,121	345%

The increase in the income tax provision of $6.1 million, or 345%, was related to an increase in net income for the 13-week period ended June 29, 2025 as compared to the 13-week period ended June 30, 2024, in addition to a decrease in the tax benefit of non-qualified stock option exercises and RSU releases that occurred during the 13-week period ended June 29, 2025, as compared to the 13-week period ended June 30, 2024.

Comparison of the 26-Week Periods Ended June 29, 2025 and June 30, 2024

The following table sets forth our consolidated statement of income data expressed as a percentage of net revenue for the periods presented:

	26-Weeks Ended
	June 29, 2025		June 30, 2024
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$346,956	100%	$295,316	100%
Cost of goods sold(1)	212,661	61%	178,742	61%
Gross profit	134,295	39%	116,574	39%
Operating expenses:
Selling, general and administrative(1)	70,897	21%	60,467	20%
Shipping and distribution	17,835	5%	14,799	5%
Total operating expenses	88,732	26%	75,266	25%
Income from operations	45,563	13%	41,308	14%
Other income (expense), net:
Interest expense	(453)	—	(512)	—
Interest income	2,544	1%	2,404	1%
Other expense, net	(781)	—	(364)	—
Total other income (expense), net	1,310	1%	1,528	1%
Net income before income taxes	46,873	14%	42,836	15%
Income tax provision	13,334	4%	7,474	3%
Net income	$33,539	10%	$35,362	12%
(1)
Includes stock-based compensation expense of $280 and $154 in cost of goods sold for the 26-week periods ended June 29, 2025 and June 30, 2024, respectively.
(2)
Includes stock-based compensation expense of $5,607 and $4,744 in selling, general and administrative for the 26-week periods ended June 29, 2025 and June 30, 2024, respectively.

Net Revenue

	26-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Net revenue	$346,956	$295,316	$51,640	17%

The increase in net revenue of $51.6 million, or 17%, was primarily driven by price/mix benefits of $28.1 million and volume-related increases of $23.6 million. The volume favorability was driven by accelerated demand for existing products, expanded item offerings and store distribution at existing customers. Net revenue from sales through our retail channel was $330.7 million and $284.1 million for the 26-week periods ended June 29, 2025 and June 30, 2024, respectively.

Gross Profit and Gross Margin

	26-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Gross profit	$134,295	$116,574	$17,721	15%
Gross margin	39%	39%

The increase in gross profit of $17.7 million, or 15%, was driven by higher net revenue generated during the period from higher volume, increased pricing across our shell egg portfolio and favorable mix benefits. Compared to the corresponding period in the prior year, gross margin declined slightly as investments continue to scale and grow the business driven by increases in labor and overhead costs offset price/mix benefits.

Operating Expenses

Selling, General and Administrative

	26-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Selling, general and administrative	$70,897	$60,467	$10,430	17%
Percentage of net revenue	21%	20%

The increase in selling, general and administrative expenses of $10.4 million, or 17%, was primarily driven by expenses to support the expansion of our business and continued growth:

•
an increase of $6.2 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount;
•
an increase of $2.8 million in marketing-related expenses; and
•
an increase of $1.5 million in technology and software related expenses; partially offset by
•
a decrease of $0.1 million in other selling, general and administrative expenses.

Shipping and Distribution

	26-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Shipping and distribution	$17,835	$14,799	$3,036	21%
Percentage of net revenue	5%	5%

The increase in shipping and distribution costs of $3.0 million, or 21%, was driven by higher sales volume.

Interest Expense

	26-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
Interest expense	$(453)	$(512)	$59	(12)%

The decrease of $59 thousand in interest expense, or 12%, was primarily driven by a reduction in interest paid on finance leases.

Interest Income

	26-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Interest income	$2,544	$2,404	$140	6%

The increase of $0.1 million in interest income, or 6%, was primarily driven by higher interest income from our available-for-sale securities and marketable securities portfolios resulting from a higher balance and higher interest rates.

Other Expense, net

	26-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Other expense, net	$(781)	$(364)	$(417)	115%

The increase in other expense, net of $0.4 million, or 115%, was primarily driven by losses on our commodity derivative instruments during the 26-week period ended June 29, 2025 as compared to those in the 26-week period ended June 30, 2024.

Income Tax Provision

	26-Weeks Ended
	June 29, 2025	June 30, 2024	$ Change	% Change
	(in thousands)
Income tax provision	$13,334	$7,474	$5,860	78%

The increase in the income tax provision of $5.9 million, or 78%, was related to an increase in net income for the 26-week period ended June 29, 2025 as compared to the 26-week period ended June 30, 2024 in addition to a decrease in the tax benefit of non-qualified stock option exercises and RSU releases that occurred during the 26-week period ended June 29, 2025, as compared to the 26-week period ended June 30, 2024.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $16.6 million and $33.5 million in the 13-week and 26-week periods ended June 29, 2025, respectively, and retained earnings of $116.7 million as of June 29, 2025.

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

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. As of June 29, 2025, future minimum lease payments under non-cancelable operating leases totaled $6.9 million and future minimum lease payments under non-cancelable finance leases totaled $11.8 million.

In 2024, we acquired land in Seymour, Indiana for a planned additional egg washing and packing facility. We anticipate that we will incur approximately $90.0 million to $110.0 million in capital expenditures related to the new egg washing and packing facility in the next 12 months and will incur further expenditures in the years following. This increase in anticipated capital expenditures in the next twelve months from the $8.0 million to $11.0 million range previously reported reflects a strategic change in project scope from phased construction to simultaneous construction of two production lines and onsite cold storage. In January 2025, we announced that we plan to install an additional Moba egg grading system at our Egg Central Station facility in Missouri. We anticipate that we will incur approximately $10.0 million to $14.0 million in capital expenditures related to the new Moba egg grading system in the next 12 months. We also anticipate that we will incur approximately $15.0 million to $25.0 million in capital expenditures over the next 12 months related to the development of accelerator farms on previously acquired farmland in Indiana or the purchase and development of future parcels, with further expenditures incurred in the years following. Finally, we anticipate increased expenditures in marketing during fiscal 2025 to support progress toward our long-term marketing goals.

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

The JPMorgan Credit Facility is secured by liens on substantially all of our assets, including certain intellectual property assets and investment securities. It requires us to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. The JPMorgan Credit Facility contains other customary covenants, representations and events of default. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on our consolidated balance sheet as of June 29, 2025 are restricted in use. As of June 29, 2025, there was no outstanding balance under the JPMorgan Credit Facility, and we were in compliance with all covenants under the JPMorgan Credit Facility.

See “Long-Term Debt—JPMorgan Credit Facility” in Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our JPMorgan Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 13-week periods indicated:

	26-Weeks Ended
	June 29, 2025	June 30, 2024
	(in thousands)
Net cash provided by operating activities	$4,513	$40,082
Net cash (used in) provided by investing activities	(45,907)	5,753
Net cash (used in) provided by financing activities	(983)	3,189
Net (decrease) increase in cash and cash equivalents	$(42,377)	$49,024

Operating Activities

The decrease in net cash provided by operating activities during the 26-week period ended June 29, 2025 compared to the corresponding prior 26-week period was primarily driven by the net cash impact of changes in operating assets and liabilities of $40.3 million and a decrease in net income of $1.8 million, partially offset by an increase in non-cash adjustments of $6.5 million.

Investing Activities

The decrease in net cash (used in) provided by investing activities is primarily driven by an increase in purchases of available-for-sale U.S. Treasury Bills and an increase in purchases of property, plant and equipment during the 26-week period ended June 29, 2025 compared to the corresponding 26-week period in the prior year.

Financing Activities

The decrease in net cash (used in) provided by financing activities during the 26-week period ended June 29, 2025 compared to the corresponding prior 26-week period was due primarily to a decrease in the proceeds received from the exercise of stock options in the current period and an increase in payments for tax withholding obligations on vested RSU shares.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)		(in thousands)
Net income	$16,638	$16,339	$33,539	$35,362
Depreciation and amortization(1)	3,468	3,288	6,727	6,499
Stock-based compensation expense	3,034	2,916	5,887	4,898
Income tax provision	7,893	1,772	13,334	7,474
Interest expense	218	257	453	512
Interest income	(1,332)	(1,316)	(2,544)	(2,404)
Adjusted EBITDA	$29,919	$23,256	$57,396	$52,341

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 29, 2024, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 26-week period ended June 29, 2025.

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

There have been no material changes in our exposure to market risk during the 13-week and 26-week periods ended June 29, 2025 from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness identified by management in connection with its evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2024, as described in Part II, Item 9A, “Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting” in our latest Annual Report, which has not been fully remediated as of June 29, 2025.

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

Management’s Plan to Remediate the Material Weakness and Status

In the 13-week period ended June 29, 2025, we continued to implement a remediation plan to improve certain process-level control activities related to the revenue process, which was initially described in our Annual Report. These remediation actions are ongoing and have included or are expected to include:

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
•
If we fail to effectively maintain relationships within our existing farm network or further expand our farm network, or if our plans for the purchase, development, operation and potential sale of accelerator farms do not result in the benefits we anticipate, our business, operating results and brand reputation could be harmed.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $147.4 million in the 13-week period ended June 30, 2024 to $184.8 million in the 13-week period ended June 29, 2025, our net revenue increased from $295.3 million in the 26-week period ended June 30, 2024 to $347.0 million in the 26-week period ended June 29, 2025 and our net revenue increased from $471.9 million in fiscal 2023 to $606.3 million in fiscal 2024. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

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

The growth and expansion of our business has placed, and will continue to place, significant demands on our management and operations teams and will continue to require significant additional resources, financial and otherwise, to meet our needs, resources that may not be available in a cost-effective manner or at all. We expect to continue to expend substantial resources on our current and future processing facilities, our sales and marketing efforts, product innovation and development and general administration associated with being a public company.

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

Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will continue to increase in the foreseeable future as we invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, as we expand and enhance our processing, manufacturing and distribution facilities, and as we hire additional crew members. Our ongoing efforts to grow and develop our supply chain may prove more expensive than we anticipate (including as a result of inflation, increases in input costs or disruptions in our supply chain relating to outbreaks of agricultural diseases, trade wars, tariff regimes, domestic or geopolitical tensions, public health pandemics or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset the anticipated higher expenses. We have incurred significant expenses in connection with investing in and expanding our processing capacity, developing our co-manufacturing and co-packing relationships and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and future processing and manufacturing facilities, may be fixed. We expect that we will continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 92% and 94% of our net revenue in the 13-week periods ended June 29, 2025 and June 30, 2024, respectively, and approximately 92% and 94% of our net revenue in the 26-week periods ended June 29, 2025 and June 30, 2024, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Furthermore, we could experience a decrease in sales of shell eggs due to one or more factors. For example, in 2024, we experienced an outbreak of highly pathogenic avian influenza, or HPAI, at one of our farms. While we did not experience a material impact on our egg production, more widespread outbreaks in the future could impact supply of and demand for shell eggs and negatively impact our business. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

Failure to introduce successful new products, successfully enter into new product categories or successfully pursue growth by other means may adversely affect our ability to continue to grow.

One element of our growth strategy involves the development and marketing of new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our crew members in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management, sales and marketing teams in introducing and marketing new products in current or new product categories. There can be no assurance that we will successfully develop and market new products or successfully introduce products in current or new categories. The development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if new products do not gain widespread market acceptance. If we introduce new or improved products that ultimately do not meet our objectives, it could impact our growth, sales and profitability. Any failure to successfully develop, market and launch future products or successfully enter into new product categories may lead to decreased growth, sales and profitability.

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

The JPMorgan Credit Facility provides for a revolving line of credit with a maximum borrowing capacity of $60.0 million. The JPMorgan Credit Facility contains certain restrictive covenants, in each case subject to certain exceptions. The restrictive covenants in the JPMorgan Credit Facility limit our ability to incur or guarantee additional indebtedness, incur liens, make distributions, pay dividends, make investments, enter into fundamental changes such as mergers or consolidations, engage in transactions with the company’s affiliates, change our fiscal year or substantially change the nature of our business. The JPMorgan Credit Facility also requires us to maintain two financial covenants: (i) a fixed charge coverage ratio and (ii) a net leverage ratio. These provisions may affect our ability to pursue business opportunities we find attractive or to maintain flexibility in reacting to changes in business conditions.

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

Our forecasts are based on multiple assumptions that, if inaccurate, may affect our ability to maintain adequate processing and manufacturing and storage capacities (or co-processing and co-manufacturing capacity) in order to meet the demand for our products, which could prevent us from meeting increased customer demand. If we fail to meet demand for our products, consumers who have previously purchased our products may buy other brands and retail customers may allocate shelf space to other brands, each of which could adversely affect our business, financial condition and results of operations.

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

We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. Periodically in our industry, and at times during fiscal 2024 and fiscal 2025, there have been supply shortages in the egg industry, with supply impacted by, among other things, avian influenza, increased demand for eggs and increases in feed and other input costs. Such supply shortages, together with price increases we or others in the industry have implemented or may choose to implement in the future, could result in declining consumer demand for shell eggs or inability to fulfill customer or consumer demand, each of which could have a material impact on our financial condition and results and operations. Conversely, there has periodically in prior periods been an oversupply of eggs, which caused egg prices to contract, sometimes substantially so, and as a result we have sold or donated our excess supply at reduced prices or no cost. If we are unable to sell our eggs on commercially reasonable terms, or at all, our gross margins, business, financial condition and operating results may be adversely affected.

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

If we fail to effectively maintain relationships within our existing farm network or further expand our farm network, or if our plans for the purchase, development, operation and potential sale of accelerator farms do not result in the benefits we anticipate, our business, operating results and brand reputation could be harmed.

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

Further risks may be presented by our plans to develop accelerator farms on farmland we have acquired in Indiana or to develop accelerator farms on additional parcels we may purchase, with the possibility of selling such farms in the future to interested farmers. We may not be able to adequately build, develop or staff such farms, and they may not result in the benefits we anticipate. Market conditions or other factors may prevent us from selling accelerator farms to interested farmers on acceptable terms, and if we are unable to adequately build and develop farms on previously purchased farmland, we may be required to sell such farmland or other assets purchased in connection with the development and operation of such farms, potentially at a loss. The purchase, development, operation and potential sale of these farms will require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. Any failure to maintain or expand our farm network would adversely affect our business, financial condition and results of operations.

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

In October 2024, we were informed of the outbreak of EDS, on certain of our farms in Missouri. A total of nine of our farms experienced outbreaks of EDS in fiscal 2024 and eight of our farms have experienced outbreaks of EDS to date in fiscal 2025. We have been closely working with our farmers, veterinarians, government health officials and animal welfare auditors to follow protocol and ensure that our flocks are kept as safe as possible, including the procurement and implementation of newly available vaccinations for EDS. However, we may not be able to obtain enough vaccinations to treat all of the flocks in our network.

While we have not experienced material disruptions to our egg supply due to such agricultural disease outbreaks, if a substantial portion of our farms or production facilities were affected by an outbreak of HPAI, EDS or a similar disease, this could have a material and adverse effect on our business, financial condition and results of operations. Such outbreaks are difficult to forecast and are influenced by a number of factors, including bird migration patterns. Additionally, outbreaks of HPAI, EDS or similar diseases could limit our ability to utilize co-packers for our shell eggs due to increased biosecurity measures that may be implemented by such co-packers in the event of an outbreak.

Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be negatively affected by its impact on the egg industry as a whole. In fiscal 2024 and fiscal 2025, HPAI-related disruptions in the supply of conventional eggs resulted at times in increased demand for premium egg products such as ours, which occasionally resulted in shortages of these eggs on shelves at our retail customers. Additionally, existing or new outbreaks of agricultural diseases could result in governmental restrictions on our operations and the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions for our industry. Such impacts could result in decreased consumer demand for our products and impact our operating results.

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

We may not be able to increase our product prices enough or in a timely manner to sufficiently offset increased commodity costs due to consumer price sensitivity or the pricing postures of our competitors and we have at times seen our retail customers choose not to accept a price increase or require price increases to occur after a specified period of time elapses. Over time, if we are unable to price our products to cover increased costs, are unable to offset operating cost increases with continuous improvement savings or are unsuccessful in our current or any future commodity derivative instrument or similar program, then commodity price volatility or increases could adversely affect our business, financial condition and results of operations.

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

Our supply may also be affected by the number and size of farms that raise hens and cows in a manner that meets our standards, changes in U.S. and global economic conditions and our ability to accurately forecast our raw materials requirements. For example, in order to meet our standards, we require our contracted egg farms to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant, and many farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, elevated interest rates, a U.S. government shutdown, federal staffing reductions or the limitation or elimination of sources of U.S. government assistance could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities, including opportunities to raise animals for competing companies, and the relative financial performance of raising hens in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

We may not be able to compete successfully in our highly competitive market.

We compete with large egg companies such as Cal-Maine, Inc. and large international food companies such as Ornua Co-operative Limited (Kerrygold). We also compete with local and regional egg and dairy companies, as well as private-label products processed by other egg and dairy companies. We compete with such companies for new and existing consumers, for shelf space at our retail customers and for the services of family farmers. Our competitors may have substantially greater financial and other resources than us, and some of our competitors’ products are well accepted in the marketplace today. Such competitors may also have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at lower costs. This could put pressure on us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to reduce prices. Conversely, if we were to increase prices, including as a result of fluctuations in the shell egg market, increased commodity or raw material costs, increased packaging or transportation costs or otherwise, any resulting decline in consumer demand for our products may be exacerbated by the competitiveness of our market.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on one co-manufacturer for hard-boiled eggs, one co-manufacturer for bulk butter production, one co-manufacturer for stick butter, one co-manufacturer for liquid eggs and one co-packer for certain shell egg processing. While we currently have written manufacturing contracts with our co-manufacturers for bulk butter production, stick butter and hard-boiled eggs, we do not currently have written manufacturing contracts with our other co-manufacturer for liquid eggs or with our co-packer for certain shell egg processing. Due to the absence of written contracts with certain of our co-manufacturers and co-packers, these parties can generally seek to alter or terminate their relationships with us at any time, resulting in periods during which we may have limited or no ability to manufacture or pack certain of our products.

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

Additionally, we rely on a limited number of cold storage providers to store our products, and we have in recent periods shifted certain functions, including finished goods storage and order fulfillment, to our cold storage providers’ facilities. Our financial performance depends in large part on our ability to obtain adequate cold storage facility services in a timely manner. We are not assured of continued cold storage capacities or continued ability to utilize such facilities for finished goods storage, order fulfillment or other services in a satisfactory manner that meets our standards and compliance obligations. Certain of our cold storage providers could discontinue or seek to alter their relationship with us. In addition, we are not assured of sufficient capacities of these providers commensurate with increased product demand.

We could be adversely affected by a change in consumer preferences, perception and spending habits in the natural food industry generally and with respect to animal-based products, in particular. Any failure to develop or enrich our product offerings or gain market acceptance of our new products could have a negative effect on our business.

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethically produced, great-tasting and nutritious foods. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in these markets. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients or processes involved in their manufacturing may damage consumer confidence in our products. A general decline in the consumption of our products could occur at any time as a result of changes in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by economic uncertainty and general inflationary trends. For example, we and many of our customers face pressure from animal rights groups to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. If consumer preferences shift away from animal-based products for these reasons, because of a preference for plant-based products or otherwise, our business, financial condition and results of operations could be adversely affected.

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

In the 13-week periods ended June 29, 2025 and June 30, 2024, UNFI (the primary distributor of Whole Foods Market, Inc., or Whole Foods) accounted for approximately 21% and 23% of our net revenue, respectively. In the 26-week periods ended June 29, 2025 and June 30, 2024, UNFI accounted for approximately 22% and 24% of our net revenue, respectively. Since distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that a substantial portion of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 20% and 23% of our retail sales in the 13-week periods ended June 29, 2025 and June 30, 2024 and 20% and 22% of our retail sales in the 26-week periods ended June 29, 2025 and June 30, 2024, respectively. The loss of Whole Foods or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time, could negatively impact our sales and profitability.

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

Our existing Egg Central Station shell egg processing facility is located in Springfield, Missouri, and our contracted cold storage facilities are located in close proximity to Egg Central Station. These facilities and our network of family farms supporting our shell egg business are concentrated in the midwestern portion of the Pasture Belt. Our planned second shell egg processing facility is in Seymour, Indiana, which is also located in the Pasture Belt. The majority of cream for our butter is sourced from farms in Ireland. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters, but a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

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

We and certain of our vendors use overseas sourcing to varying degrees to produce certain of the products we sell. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including changes in the Unites States’ foreign trade policies resulting in the imposition of additional import restrictions, withdrawal from or material modifications to, international trade agreements, unanticipated political changes, increased customs duties or tariffs, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products and natural disasters, could increase our costs and materially harm our business, financial condition and results of operations. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, currency fluctuations and local business practices. In addition, requirements imposed by the FDA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed ineligible for import. In addition, the U.S. Department of Homeland Security may at times prevent the importation or customs clearance of certain products and ingredients for reasons unrelated to food safety.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.

Recent announcements of substantial new tariffs and other restrictive trade policies have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Certain of our products and elements of our supply chain, including our butter products and certain processing equipment and packaging, are imported from international markets. We expect that tariffs and restrictions on international trade, including the tariffs announced by the U.S. government effective as of August 2025, will impact the cost or availability of these items.

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

The partial shutdown of the U.S. federal government that began in late 2018 and continued into 2019 adversely impacted many of our family farmers’ ability to access capital, as these farmers receive funding through farm loan programs of the USDA Farm Service Agency. The partial shutdown also impacted our ability to receive governmental approvals for products and labeling of new products. Additionally, many of our farmers seek federal government loans from the USDA or other forms of government assistance. Any future U.S. federal government shutdown, federal staffing reduction or other limitation or elimination of sources of U.S. government assistance could adversely impact our business, which could have a material adverse effect on our results of operations and financial condition.

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

Our business faces scrutiny related to environmental, social and governance, or ESG, issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, inclusion and belonging, workplace conduct, human rights, philanthropy and support for local communities. We maintain a series of goals, which we refer to as our Impact Goals, related to our impact strategy of building a resilient food system, fostering a people-first culture and driving engaged and accountable oversight. There is no assurance that we will be able to achieve these goals. Failure to achieve our Impact Goals could damage our reputation and brand image, and our business, financial condition and results of operations could be adversely impacted. Furthermore, there exists negative sentiment toward ESG measures among certain individuals and government institutions, and several states have enacted or proposed “anti-ESG” legislation. As we continue to pursue our Impact Goals and related initiatives, we could face a negative reaction from government institutions (such as retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) that could adversely impact our business.

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

The occurrence of food-borne illnesses or other food safety incidents could also adversely affect the price and availability of affected raw materials, resulting in higher costs, disruptions in supply and a reduction in our sales. Furthermore, any instances of food contamination or regulatory noncompliance, whether or not caused by our actions, could compel us to conduct a recall in coordination with our farms or suppliers, our distributors or our customers, depending on the circumstances, in accordance with FDA or USDA regulations and policies or comparable state laws. Food recalls could result in significant losses due to their costs, the destruction of product inventory, lost sales due to the unavailability of the product for a period of time and potential loss of existing distributors or customers and a potential negative impact on our ability to attract new customers due to negative consumer experiences or because of an adverse impact on our brand and reputation. The costs of a recall could be outside the scope of our existing or future insurance policy coverage or limits.

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

Our operations are subject to extensive regulation by the FDA, the USDA and other federal, state and local authorities. With respect to eggs in particular, the FDA and the USDA split jurisdiction depending on the type of product involved. While the FDA has primary responsibility for the regulation of shell eggs, the USDA has primary responsibility for the regulation of dried, frozen or liquid eggs and other “egg products,” subject to certain exceptions. Specifically, our shell eggs, butter and hard-boiled egg products are subject to the requirements of the Federal Food, Drug, and Cosmetic Act, as amended, including by the Food Safety Modernization Act of 2011, or FSMA, and regulations promulgated thereunder by the FDA. This comprehensive regulatory program governs, among other things, the manufacturing, composition and ingredients, packaging, labeling and safety of most food products. The FDA requires that facilities that manufacture food products comply with a range of requirements, including but not limited to hazard analysis and preventive controls regulations, cGMPs and supplier verification requirements. Our shell egg operations are further subject to FDA regulatory requirements governing the production, storage and transportation of shell eggs for the control of salmonella enteritidis. FDA-inspected processing facilities are subject to periodic and “for cause” inspection by federal, state and local authorities. We are subject to requirements under FSMA’s foreign supplier verification program and import tariffs, bond and other requirements imposed by U.S. Customs and Border Protection for our butter products, which are imported from Ireland.

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

Our liquid whole eggs are subject to the requirements of the Egg Products Inspection Act, or EPIA, and regulations promulgated thereunder by the USDA. The USDA has comprehensive regulations in place that apply to establishments that break, dry and process shell eggs into liquid egg products. This regulatory scheme governs the manufacturing, processing, pasteurizations, packaging, labeling and safety of egg products. Under the EPIA and USDA regulations, establishments that manufacture egg products must comply with the USDA’s requirements for sanitation, temperature control, pasteurization and labeling. In addition, in October 2022, the USDA Egg Products Inspection Rule, which was intended to modernize a more risk-based and preventative approach to inspection, was made effective. The Egg Products Inspection Rule requires our co-manufacturers’ liquid whole egg establishment to implement Hazard Analysis and Critical Control Point plans and Sanitary Standard Operating Procedures. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with USDA regulations for the manufacturing of our liquid whole egg products, which is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the USDA or a comparable foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.

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

We seek to comply with applicable regulations through a combination of employing internal experience and expert personnel to ensure quality assurance compliance (i.e., assuring that our products are not adulterated or misbranded) and contracting with third-party experts and laboratories that conduct analyses of products to ensure compliance with nutrition labeling requirements and to identify any potential contaminants before distribution. Failure by us, the farms or the co-manufacturers to comply with applicable laws and regulations, pay any applicable fees or assessments or maintain permits, licenses or registrations relating to our or our co-manufacturers’ operations could subject us to civil remedies or penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the marketing or manufacturing of products, or refusals to permit the import or export of products, as well as potential criminal sanctions, which could result in increased operating costs resulting in a material effect on our operating results and business. See the section titled “—Government Regulation” in Part I, Item 1, “Business,” of our latest Annual Report for further information on the regulations to which we are subject.

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

Our business operations and ownership and past and present operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and natural resources. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business. We could also experience in the future significant opposition from third parties with respect to our business, including non-governmental organizations, neighborhood groups and municipalities. Additionally, new matters or sites may be identified in the future, including in connection with our planned egg washing and packing facility in Indiana, future expansions of our processing capacity or development of accelerator farms, that will require additional environmental investigation, assessment, or expenditures, which could cause additional capital expenditures. Future discovery of contamination of property underlying or in the vicinity of our present or future properties, facilities or waste disposal sites could require us to incur additional expenses, delays to our business and to our proposed construction. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations could adversely affect our business, financial condition and results of operations.

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

Certain of our employees and personnel use generative artificial intelligence, or generative AI, technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits.

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

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab, an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for Certified B Corporation certification are set by B Lab and may change over time, and our continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified as a Certified B Corporation in March 2025. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, particularly if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations, or if our publicly reported Certified B Corporation score declines. Conversely, our status as a public benefit corporation or Certified B Corporation could result in negative scrutiny from government institutions, consumers, stockholders or others critical of our stakeholder focus.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Stock Market LLC, or Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.

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

On December 29, 2024, we ceased to be an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012. Due to our exit from emerging growth company status and as a large accelerated filer, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
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

In addition, our reliance on third-party service providers presents new cybersecurity risks and vulnerabilities, including supply chain attacks and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. For example, during the 13-week period ended June 29, 2025, one of our distributors experienced a cybersecurity incident that resulted in temporary disruptions to logistics and order fulfillment services for a period of approximately two weeks. While the incident did not have a material adverse impact on our operations or financial results, future cybersecurity incidents or interruptions affecting our third-party service providers or other elements of our supply chain may have a more adverse effect on our business, financial condition or results of operations.

While we have implemented security measures designed to protect against and respond to cybersecurity incidents, there can be no assurance that these incident response measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

We are in the process of transitioning to a new enterprise resource planning, or ERP, system, in order to support our future growth and more fully optimize our existing processes. The implementation of a new ERP system may prove to be more difficult, costly or time-consuming than expected, and it is possible that the system will not yield the benefits we anticipate. Any disruptions, delays or deficiencies related to the new ERP system could materially impact our operations and adversely affect our ability to process orders, manage our inventory, fulfill obligations to customers or otherwise operate our business. In addition, implementation of a new ERP system has required and will continue to require significant resources, including the time and attention of our management and key crew members, in order to fully realize the anticipated benefits.

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

In addition, as of June 29, 2025, there were 2,271,289 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

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

Also, as a public benefit corporation, our Board of Directors is required by the DGCL to manage or direct our business and affairs in a manner that balances the pecuniary interests of our stockholders, the best interests of those materially affected by our conduct, and the specific public benefits identified in our certificate of incorporation. Additionally, pursuant to our amended and restated certificate of incorporation, a vote of at least 66 2/3% of our outstanding shares of voting stock is required for matters directly or indirectly amending or removing our public benefit purpose, or to effect a merger or consolidation involving stock consideration with an entity that is not a public benefit corporation with an identical public benefit to ours. Such provisions could also limit the price that our investors might be willing to pay in the future for shares of our common stock, and they could deter potential acquirers of our company, thereby reducing the likelihood that holders of our common stock would receive a premium for your shares of our common stock in an acquisition.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the exclusive forum for certain actions or proceedings under Delaware law, statutory or common law, including: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws; any action as to which the DGCL confers jurisdiction to the court of Chancery of the State of Delaware; or any action asserting a claim against us that is governed by the internal affairs doctrine. The provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of June 29, 2025, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $26.0 million for the expansion of Egg Central Station in Springfield, Missouri.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the 13-week period ended June 29, 2025, certain of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Matthew O’Hayer, Executive Chairperson and Director	Adoption	May 12, 2025	X		1,020,000		May 12, 2027
Russell Diez-Canseco, President and Chief Executive Officer	Adoption	May 12, 2025	X		200,403		August 11, 2026
Thilo Wrede, Chief Financial Officer	Adoption	May 15, 2025	X		3,393		April 1, 2026
Kathryn McKeon, Chief Marketing Officer and General Manager, Butter	Adoption	May 16, 2025	X		3,347		February 15, 2027
Peter Pappas, Chief Sales Officer and President, Eggs	Adoption	May 27, 2025	X		31,310(1)		May 29, 2026

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Includes up to 13,663 shares subject to restricted stock units (“RSUs”) previously granted to Mr. Pappas that will vest and be released to Mr. Pappas on or prior to May 29, 2026. The actual number of shares underlying such RSUs that will be released to Mr. Pappas and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39411), filed with the SEC on August 4, 2020).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39411), filed with the SEC on November 17, 2023).
3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Farms, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39411), filed with the SEC on June 17, 2025).

10.1+	Amended and Restated Non-Employee Director Compensation Policy.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

Vital Farms, Inc.

Dated: August 7, 2025	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2025	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial and Accounting Officer)