Form 10-Q
period 2025-09-28
Vital Farms, Inc.
filed 2025-11-04
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2025

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

As of October 31, 2025 the registrant had 44,774,520 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to maintain relationships with members of our existing farm network or further expand our farm network, our plans for development and operation of accelerator farms and the impact of our current and planned accelerator farms on our operations;
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
•
the specifications and timing of our planned egg washing and packing facility in Seymour, Indiana and our additional egg washing and packing line at our Egg Central Station facility in Missouri, and the impacts of prior or future expansions of our egg washing and packing facilities on our revenue and farm network;
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

ii

•
the impact to our business of international trade restrictions and tariff regimes, including recently implemented U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs;
•
the impact of adverse economic conditions, including as a result of unfavorable or volatile global economic and political conditions, international trade restrictions and tariffs, elevated interest rates or inflation;
•
the impact of the shutdown of the U.S. federal government on our and our contracted family farmers’ businesses;
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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 28, 2025	December 29, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,796	$150,601
Investment securities, available-for-sale	51,257	9,692
Accounts receivable, net of allowance for credit losses of $1,258 and $691 as of September 28, 2025 and December 29, 2024, respectively	58,252	54,342
Inventories	51,813	23,666
Prepaid expenses and other current assets, net of allowance for credit losses of $401 and $240 as of September 28, 2025 and December 29, 2024, respectively	12,055	7,740
Income taxes receivable	1,914	—
Assets held for sale	2,883	—
Total current assets	271,970	246,041
Property, plant and equipment, net	121,078	84,521
Operating lease right-of-use assets	75,166	19,617
Goodwill and other assets	13,290	9,153
Total assets	$481,504	$359,332
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,444	$38,582
Accrued liabilities	54,971	31,328
Operating lease liabilities, current	7,028	3,849
Finance lease liabilities, current	5,151	3,932
Income taxes payable	—	838
Total current liabilities	102,594	78,529
Operating lease liabilities, non-current	38,027	2,918
Finance lease liabilities, non-current	6,075	8,011
Other liabilities	3,592	572
Total liabilities	$150,288	$90,030
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of September 28, 2025 and December 29, 2024; no shares issued and outstanding as of September 28, 2025 and December 29, 2024	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of September 28, 2025 and December 29, 2024; 44,772,876 and 44,042,355 shares issued and outstanding as of September 28, 2025 and December 29, 2024, respectively	4	4
Additional paid-in capital	198,104	186,182
Retained earnings	133,071	83,113
Accumulated other comprehensive income	37	3
Total stockholders’ equity	$331,216	$269,302
Total liabilities and stockholders’ equity	$481,504	$359,332

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net revenue	$198,936	$145,002	$545,892	$440,318
Cost of goods sold	123,974	91,526	336,635	270,268
Gross profit	74,962	53,476	209,257	170,050
Operating expenses:
Selling, general and administrative	44,394	36,102	115,290	96,569
Shipping and distribution	9,169	8,134	27,004	22,933
Total operating expenses	53,563	44,236	142,294	119,502
Income from operations	21,399	9,240	66,963	50,548
Other income (expense), net:
Interest expense	(213)	(259)	(666)	(771)
Interest income	1,270	1,407	3,814	3,811
Other expense, net	(487)	(6)	(1,268)	(370)
Total other income (expense), net	570	1,142	1,880	2,670
Net income before income taxes	21,969	10,382	68,843	53,218
Income tax provision	5,550	2,936	18,885	10,410
Net income	$16,419	$7,446	$49,958	$42,808
Net income per share:
Basic:	$0.37	$0.17	$1.12	$1.01
Diluted:	$0.36	$0.16	$1.09	$0.95
Weighted average common shares outstanding:
Basic:	44,721,206	43,249,234	44,521,146	42,517,088
Diluted:	46,205,737	45,463,862	45,965,987	44,923,684

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$16,419	$7,446	$49,958	$42,808
Other comprehensive income, before tax:
Available-for-sale securities:
Unrealized net holding gain	59	138	33	416
Amounts reclassified for realized gains (losses) to earnings	—	—	13	(1)
Available-for-sale securities, before tax	59	138	46	415
Other comprehensive income, before tax	59	138	46	415
Income tax expense related to items of other comprehensive income	(25)	(34)	(12)	(102)
Other comprehensive income, net of tax	34	104	34	313
Comprehensive income	$16,453	$7,550	$49,992	$43,121

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of December 29, 2024	44,042,355	$4	$186,182	$83,113	$3	$269,302
Exercise of stock options	270,430	—	2,715	—	—	2,715
Vesting of restricted stock units	278,510	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(94,283)	—	(2,882)	—	—	(2,882)
Stock-based compensation expense	—	—	2,853	—	—	2,853
Other comprehensive income, net	—	—	—	—	16	16
Net income	—	—	—	16,901	—	16,901
Balances as of March 30, 2025	44,497,012	$4	$188,868	$100,014	$19	$288,905
Exercise of stock options	126,743	—	934	—	—	934
Vesting of restricted stock units	26,953	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(4,392)	—	(96)	—	—	(96)
Shares issued under employee stock purchase plan	15,292	—	379	—	—	379
Stock-based compensation expense	—	—	3,034	—	—	3,034
Other comprehensive loss, net	—	—	—	—	(16)	(16)
Net income	—	—	—	16,638	—	16,638
Balances as of June 29, 2025	44,661,608	$4	$193,119	$116,652	$3	$309,778
Exercise of stock options	107,544	—	1,863	—	—	1,863
Vesting of restricted stock units	5,312	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(1,588)	—	(117)	—	—	(117)
Stock-based compensation expense	—	—	3,239	—	—	3,239
Other comprehensive loss, net	—	—	—	—	34	34
Net income	—	—	—	16,419	—	16,419
Balances as of September 28, 2025	44,772,876	$4	$198,104	$133,071	$37	$331,216

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

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	39-Weeks Ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Net income	$49,958	$42,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,963	9,829
Reduction in the carrying amount of right-of-use assets	6,018	2,793
Amortization and accretion of available-for-sale debt securities	(720)	96
Amortization of debt issuance costs	64	39
Stock-based compensation expense	9,126	7,572
Deferred taxes	28	(267)
Uncertain tax positions	1,580	—
Net realized losses on derivative instruments	1,325	394
Other	3,878	926
Net change in operating assets and liabilities	(53,285)	(14,147)
Net cash provided by operating activities	$27,935	$50,043
Cash flows from investing activities:
Purchases of property, plant and equipment	(44,024)	(10,482)
Purchases and settlements of derivative instruments	(551)	(669)
Purchases of available-for-sale securities	(70,431)	—
Maturities and call redemptions of available-for-sale debt securities	29,240	19,505
Proceeds from the sale of available-for-sale debt securities	404	—
Proceeds from the sale of property, plant and equipment	1,026	1
Net cash (used in) provided by investing activities	$(84,336)	$8,355
Cash flows from financing activities:
Proceeds from exercise of stock options	5,512	11,305
Proceeds from issuance of common stock under employee stock purchase plan	379	178
Payment of tax withholding obligation on vested restricted stock unit shares	(3,095)	(1,493)
Principal payments under finance lease obligations	(3,200)	(2,589)
Payment of financing costs	—	(414)
Net cash (used in) provided by financing activities	$(404)	$6,987
Net (decrease) increase in cash and cash equivalents	(56,805)	65,385
Cash and cash equivalents at beginning of the period	150,601	84,149
Cash and cash equivalents at end of the period	$93,796	$149,534
Supplemental disclosure of cash flow information:
Cash paid for interest	$601	$732
Cash paid for income taxes	17,230	12,873
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$4,671	$433

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

The accompanying unaudited condensed consolidated financial statements as of September 28, 2025 and for the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 28, 2025, consolidated results of operations for the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024, and consolidated cash flows for the 39-week periods ended September 28, 2025 and September 29, 2024. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 29, 2024 was derived from audited annual financial statements but does not contain all of the note disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week and 39-week periods ended September 28, 2025 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 28, 2025.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended September 28, 2025 and September 29, 2024 both contain operating results for 13 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 29, 2024, and the notes thereto, which are included in the Annual Report. Other than the adoption of the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 39-week period ended September 28, 2025.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 29, 2024, and the notes thereto, which are included in the Annual Report. There have been no new accounting pronouncements adopted by the Company during the 39-week period ended September 28, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”) to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items that meet a certain quantitative threshold. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company expects to adopt the standard for the fiscal year beginning December 30, 2024. The Company is currently evaluating the impact of its pending adoption of ASU 2023-09 on its consolidated financial statements and disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) — Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software under ASC 350-40 by aligning it with current development practices, especially agile and iterative methods. It clarifies when to begin capitalizing costs, improves operability across different development approaches, and enhances disclosure requirements. This update is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2025-06 on its consolidated financial statements and disclosures.

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of September 28, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury Bills	$51,222	$35	$—	$—	$51,257
Total	$51,222	$35	$—	$—	$51,257

The following table summarizes the Company’s available-for-sale investment securities as of December 29, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$9,702	$15	$(25)	$—	$9,692
Total	$9,702	$15	$(25)	$—	$9,692

For the 13-week periods ended September 28, 2025 and September 29, 2024, there were no proceeds from the sale of available-for-sale securities. For the 39-week periods ended September 28, 2025 and September 29, 2024, proceeds from the sale of available-for-sale securities were $404 and $0, respectively.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of September 28, 2025 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$51,222	$51,257
Due after one year through five years	—	—
Total available-for-sale	$51,222	$51,257

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

September 28, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bills	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

	December 29, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$—	$—	$8,014	$(25)	$8,014	$(25)
Total	$—	$—	$8,014	$(25)	$8,014	$(25)

As of September 28, 2025, there were no diversified issuances in the Company’s securities portfolio in an unrealized loss position.

The Company does not believe there has been any significant decline in the creditworthiness of the issuers and the Company does not have liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on investment securities as of September 28, 2025.

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

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	September 28, 2025	December 29, 2024
Commodity:
Corn	Bushels (in thousands)	2,720	3,593
Soybean Meal	Tons	28	37

For the 13-week periods ended September 28, 2025 and September 29, 2024, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $503 and $6, respectively. For the 39-week periods ended September 28, 2025 and September 29, 2024, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $1,325 and $393, respectively.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of September 28, 2025, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$22,305	$—	$—	$22,305
U.S. Treasury Bills	—	9,957	—	9,957
Investment securities, available-for-sale:
U.S. Treasury Bills	—	51,257	—	51,257
Prepaid expenses and other current assets:
Derivative financial instruments	—	380	—	380
Total assets measured at fair value	$22,305	$61,594	$—	$83,899

	Fair Value Measurements as of December 29, 2024, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$114,249	$—	$—	$114,249
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	9,692	—	9,692
Prepaid expenses and other current assets:
Derivative financial instruments	—	1,153	—	1,153
Total assets measured at fair value	$114,249	$10,845	$—	$125,094

During the 39-week period ended September 28, 2025, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Investment Securities” in Note 3 above.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other non-trade receivables included in prepaid expense and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net revenue:
Eggs and egg-related products	$192,633	$138,142	$527,355	$424,863
Butter and butter-related products	6,303	6,860	18,537	15,455
Net revenue	$198,936	$145,002	$545,892	$440,318

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and stick butter.

During the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024, the Company had customers that individually accounted for 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024 is as follows:

	Net Revenue for the 13-Weeks Ended September 28, 2025	Net Revenue for the 13-Weeks Ended September 29, 2024	Net Revenue for the 39-Weeks Ended September 28, 2025	Net Revenue for the 39-Weeks Ended September 29, 2024
Customer A	24%	24%	22%	24%
Customer B	11%	10%	*	10%
* Net revenue was less than 10%

As of September 28, 2025 and December 29, 2024, the Company had customers that individually accounted for 10% or more of the Company’s accounts receivable. The percentage of accounts receivable, net due from significant customers as of September 28, 2025 and December 29, 2024 is as follows:

	Accounts Receivable, Net as of September 28, 2025	Accounts Receivable, Net as of December 29, 2024
Customer A	17%	16%
Customer B	13%	10%
Customer C	*	13%
Customer D	11%	10%
* Accounts receivable, net was less than 10%

Note 7. Allowance for Credit Losses

As of September 28, 2025 and December 29, 2024, the Company had allowances for credit losses of $1,659 and $931, respectively.

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

Changes in the allowance for credit losses for the 39-week period ended September 28, 2025 were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 29, 2024	$(691)	$(240)	$(931)
Reductions charged to operating results	8	68	76
Account write-offs	—	—	—
As of March 30, 2025	(683)	(172)	(855)
Provisions charged to operating results	(191)	(350)	(541)
Account write-offs	17	—	17
As of June 29, 2025	(857)	(522)	(1,379)
(Provisions) reductions charged to operating results	(416)	121	(295)
Account write-offs	15	—	15
As of September 28, 2025	$(1,258)	$(401)	$(1,659)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	September 28, 2025	December 29, 2024
Eggs and egg-related products	$18,028	$7,384
Butter and butter-related products	20,499	8,691
Packaging	9,164	4,296
Pullets	4,249	1,657
Other	2,582	1,860
Reserve for inventory obsolescence	(2,709)	(222)
Inventories	$51,813	$23,666

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether charges for excess or obsolete inventory reserves are required.

Note 9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the periods presented:

	September 28, 2025	December 29, 2024
Prepaid expenses	$5,527	$4,403
Other receivables, net	3,668	1,812
Cloud computing implementation costs	2,480	372
Derivative financial instruments	380	1,153
Prepaid expenses and other current assets, net	$12,055	$7,740

Note 10. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	September 28, 2025	December 29, 2024
Land	$10,023	$11,200
Land improvements	1,192	818
Buildings and improvements	31,781	30,607
Vehicles	1,697	1,468
Machinery and equipment	58,700	58,847
Leasehold improvements	491	491
Furniture and fixtures	520	531
Construction in progress	56,052	14,456
	160,456	118,418
Less: Accumulated depreciation and amortization	(39,378)	(33,897)
Property, plant and equipment, net	$121,078	$84,521

During the 13-week periods ended September 28, 2025 and September 29, 2024, depreciation of property, plant and equipment was approximately $2,043 and $2,331, respectively. During the 39-week periods ended September 28, 2025 and September 29, 2024, depreciation of property, plant and equipment was approximately $6,663 and $6,978, respectively.

During the 39-week period ended September 28, 2025, the Company elected to sell certain parcels of land located in Indiana previously purchased for the development of “accelerator farms” that in the aggregate total approximately 516 acres. Such parcels of land met the criteria to be classified as assets held for sale. As of September 28, 2025, approximately 371 acres remain to be sold with a carrying amount of $2.9 million classified as assets held for sale in the condensed consolidated balance sheets and are expected to be disposed of within the next 12 months.

Note 11. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense for the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024 are below:

	13-Weeks Ended		39-Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Operating lease cost	$2,541	$1,271	$6,431	$3,255
Finance lease cost – amortization of ROU assets	1,193	999	3,300	2,851
Finance lease cost – interest on lease liabilities	191	238	601	723
Short-term lease cost	484	39	941	107
Variable lease cost	5,322	2,971	13,342	8,073
Variable lease cost – long-term supply contracts	65,376	54,496	181,620	164,928
Total lease cost	$75,107	$60,014	$206,235	$179,937

Future undiscounted cash flows are as follows:

	As of September 28, 2025
	Operating Leases	Finance Leases
2025	$5,876	$1,425
2026	4,011	5,743
2027	4,700	4,847
2028	4,700	—
2029	4,700	—
Thereafter	32,900	—
Total lease payments	56,887	12,015
Less imputed interest	(11,832)	(789)
Total present value of lease liabilities	$45,055	$11,226

During the 39-week periods ended September 28, 2025 and September 29, 2024, ROU assets obtained in exchange for new finance lease obligations were $2,637 and $1,753, respectively. During the 39-week periods ended September 28, 2025 and September 29, 2024, ROU assets obtained in exchange for new operating lease obligations were $65,448 and $11,203, respectively. During the 39-week periods ended September 28, 2025 and September 29, 2024, decreases in operating ROU assets related to lease terminations and modifications were $3,881 and $0, respectively.

Note 12. Goodwill and Other Assets

Goodwill and other assets consisted of the following as of the periods presented:

	September 28, 2025	December 29, 2024
Goodwill	$3,858	$3,858
Cloud computing implementation costs	9,370	3,834
Deferred tax asset	—	1,399
Other non-current assets	62	62
Goodwill and other assets	$13,290	$9,153

As of September 28, 2025 and December 29, 2024, the Company capitalized costs of $11,850 and $4,206 relating to cloud computing arrangement implementation costs. Of this total, $9,370 and $3,834 are classified as non-current assets under the heading “goodwill and other current assets” and $2,480 and $372 are classified as current assets under the heading “prepaid expenses and other current assets” as of September 28, 2025 and December 29, 2024, respectively. This software was developed by a third-party in conjunction with the Company’s employees. It has passed the preliminary project stage prior to capitalization. Amortization of the cloud computing arrangement implementation costs began once the software was placed in service subsequent to the end of the 13-week period ended September 28, 2025.

Note 13. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	September 28, 2025	December 29, 2024
Employee-related costs	$14,659	$15,074
Trade promotions and chargebacks	10,670	8,204
Distribution fees and freight	5,279	3,193
Marketing and broker commissions	4,797	2,235
Purchases of inventory	8,835	641
Professional fees	3,008	958
Property, plant and equipment	3,841	380
Taxes	3,167	31
Other	715	612
Accrued liabilities	$54,971	$31,328

Note 14. Long-Term Debt

JPMorgan Credit Facility

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

Any borrowings under the JPMorgan Credit Facility bear interest, at the Company’s election, at either (i) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus 0.10% plus a margin of either 0.75%, 1.00% or 1.25% depending on the Company’s net leverage ratio or (ii) an alternative base rate plus a margin of either 1.75%, 2.00% or 2.25%, depending on the Company’s net leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrue at either 0.20% or 0.375% per annum depending on the Company’s revolving credit exposure. Additionally, the Company is required to pay a participation fee on the account of each lender for each outstanding letter of credit at a rate equal to the applicable rate used to determine the interest rate applicable to term benchmark revolving loans.

The JPMorgan Credit Facility is secured by liens on substantially all of the Company’s assets, including certain intellectual property assets and investment securities. It requires the Company to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of September 28, 2025 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. As of September 28, 2025, the Company was in compliance with all covenants under the JPMorgan Credit Facility.

As of September 28, 2025, there were no outstanding amounts under the JPMorgan Credit Facility. During the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024, the Company did not recognize any interest expense related to draws on the revolving lines of credit.

Note 15. Common Stock

As of September 28, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue up to 310,000,000 shares of common stock, par value $0.0001 per share, of which 44,772,876 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	September 28, 2025	December 29, 2024
Options to purchase common stock	1,173,240	1,703,287
Restricted stock units (“RSUs”)	620,058	644,141
Performance stock units (“PSUs”)	362,733	238,764
Shares available for grant under the 2020 Equity Incentive Plan (“2020 Incentive Plan”) and 2020 Employee Stock Purchase Plan (“2020 ESPP”)	16,786,519	14,887,764
Total	18,942,550	17,473,956

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

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cost of goods sold	$155	$72	$435	$226
Selling, general and administrative expense	3,084	2,602	8,691	7,346
Total	$3,239	$2,674	$9,126	$7,572

Stock Option Activity

The following table summarizes stock option activity since December 29, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 29, 2024	1,703,287	$14.30		$39,264
Granted	—	$—		$—
Exercised	(504,717)	$10.92		$14,393
Cancelled/Forfeited	(25,330)	$15.68		$532
Outstanding as of September 28, 2025	1,173,240	$15.71	5.1	$31,192
Options exercisable as of September 28, 2025	1,024,587	$15.83	4.7	$27,122
Options vested and expected to vest as of September 28, 2025	1,173,240	$15.71	5.1	$31,192

The fair value of stock options vested during the 13-week periods ended September 28, 2025 and September 29, 2024 was $12 and $1,065, respectively. The fair value of stock options vested during the 39-week periods ended September 28, 2025 and September 29, 2024 was $979 and $2,965, respectively. As of September 28, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $349, which is expected to be recognized over a weighted-average period of 0.48 years.

Restricted Stock Unit Activity

The following table summarizes RSU activity since December 29, 2024:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 29, 2024	644,141	$19.28
Granted	322,645	$32.03
Vested(1)	(310,775)	$18.10
Forfeited	(35,953)	$25.80
Unvested as of September 28, 2025	620,058	$26.13

(1) Includes 100,263 shares of common stock withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2020 Incentive Plan.

The fair value of RSU shares vested during the 13-week periods ended September 28, 2025 and September 29, 2024 was $119 and $75, respectively. The fair value of RSU shares vested during the 39-week periods ended September 28, 2025 and September 29, 2024 was $5,624 and $3,655, respectively. As of September 28, 2025, total unrecognized stock-based compensation expense related to the Company’s unvested RSU activity was $12,254, which is expected to be recognized over a weighted-average period of 2.00 years.

Performance Stock Unit Activity

In fiscal 2024 and 2025, the Company granted PSUs to certain of its officers and employees. These PSUs vest at the end of a three-year period based upon the level of achievement of certain Company performance metrics and the recipient’s continued service over such period. The number of shares that can be earned will range from 0% to 200% of the granted PSUs, based upon the Company’s level of achievement of the stated performance metrics. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable to vest as of September 28, 2025.

The following table summarizes PSU activity since December 29, 2024:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 29, 2024	238,764	$21.82
Granted	132,587	$31.93
Forfeited	(8,618)	$25.57
Unvested as of September 28, 2025	362,733	$25.43

The fair value of PSU shares vested during the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024 was $0, as no shares have vested as of such periods. As of September 28, 2025, total unrecognized stock-based compensation expense related to the Company’s unvested PSU activity was $8,401, which is expected to be recognized over a weighted-average period of 1.87 years.

2020 Equity Incentive Plan: In July 2020, the Board of Directors adopted the 2020 Incentive Plan, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of Directors. As of September 28, 2025, 13,910,791 shares were available for future grants of the Company’s common stock, which includes 1,761,694 shares of common stock that were automatically added to the available reserve on January 1, 2025.

Employee Stock Purchase Plan: In July 2020, the Board of Directors adopted the 2020 ESPP, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Board of Directors. As of September 28, 2025, 2,875,728 shares of the Company’s common stock were available for future issuance under the 2020 ESPP, which includes 440,423 shares of common stock that were automatically added to the available reserve on January 1, 2025. The Board of Directors authorizes six-month offering periods, with the most recent beginning on May 16, 2025.

Note 17. Income Taxes

The Company’s effective tax rate for the 13-week periods ended September 28, 2025 and September 29, 2024 was approximately 25% and 28%, respectively. The Company’s effective tax rate for the 39-week periods ended September 28, 2025 and September 29, 2024 was approximately 27% and 20%, respectively. The Company’s effective tax rates for the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024 differ from the statutory rate due primarily to discrete tax benefits related to the exercise of non-qualified stock options and the vesting of RSUs. In addition, the effective tax rates for the 13-week and 39-week periods ended September 28, 2025 were impacted by a discrete tax item primarily associated with an uncertain tax position related to state income taxes. As of September 28, 2025 and December 29, 2024, the Company had uncertain tax positions of $2.2 million and $0.6 million and deferred tax liabilities of $1.4 million and $0, respectively, under the heading “other liabilities” in the condensed consolidated balance sheets.

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

On July 4, 2025, President Donald Trump signed the One Big Beautiful Bill Act (“OBBBA”) into law, which is considered the enactment date under GAAP. Key corporate tax provisions of OBBBA include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, amendments to energy credits, and expanded Section 162(m) aggregation requirements.

In accordance with ASC 740, the Company has recognized the effects of the new tax law in the period of enactment. The impact of OBBBA for the 13-week period ended September 28, 2025 resulted in a reduction to current income tax expense, primarily due to the restoration of 100% bonus depreciation. This reduction was substantially offset by a corresponding increase in deferred income tax expense.

The net effect of OBBBA did not have a material impact on the Company’s effective tax rate for the period. The Company continues to evaluate the impact of OBBBA on its consolidated financial statements and will update its estimates as additional guidance becomes available.

Note 18. Net Income Per Share

Basic and diluted net income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended		39-Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Numerator:
Net income	$16,419	$7,446	$49,958	$42,808
Denominator:
Weighted average common shares outstanding — basic	44,721,206	43,249,234	44,521,146	42,517,088
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	768,663	1,600,181	788,169	1,932,870
Effect of potentially dilutive RSUs	322,608	380,166	315,374	342,086
Effect of potentially dilutive PSUs	389,358	234,211	331,943	127,606
Effect of potentially dilutive common stock issuable pursuant to the 2020 ESPP	3,902	70	9,355	4,034
Weighted average common shares outstanding — diluted	46,205,737	45,463,862	45,965,987	44,923,684
Net income per share
Basic	$0.37	$0.17	$1.12	$1.01
Diluted	$0.36	$0.16	$1.09	$0.95

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended		39-Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Options to purchase common stock	—	—	—	499
Unvested RSUs	118	1,668	123	4,972
Unvested PSUs	51	540	52	2,115
	169	2,208	175	7,586

Note 19. Accumulated Other Comprehensive Income

There were no amounts reclassified from accumulated other comprehensive income (“AOCI”) to the unaudited condensed consolidated statements of income for the 13-week periods ended September 28, 2025 and September 29, 2024, respectively. The amounts reclassified from AOCI for the periods presented below were as follows (in thousands):

		Amounts Reclassified from AOCI
		39-Week Period Ended
AOCI Component	Statement of Income Classification	September 28, 2025	September 29, 2024
Gains (losses) on available-for-sale securities	Other expense, net	$13	$(1)
	Total before tax	13	(1)
	Tax benefit	—	—
	Net of tax	$13	$(1)

The gross amount and related tax expense recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	13-Weeks Ended
	September 28, 2025			September 29, 2024
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale securities:
Unrealized net holding gain	59	$(25)	$34	$138	$(34)	$104
Amounts reclassified for realized losses to earnings	—	—	—	—	—	—
Total other comprehensive income	$59	$(25)	$34	$138	$(34)	$104

	39-Weeks Ended
	September 28, 2025			September 29, 2024
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale securities:
Unrealized net holding gain	$33	$(12)	$21	$416	$(102)	$314
Amounts reclassified for realized gains (losses) to earnings	13	—	13	(1)	—	(1)
Total other comprehensive income	$46	$(12)	$34	$415	$(102)	$313

Note 20. Commitments and Contingencies

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 28, 2025, the Company has not incurred any material costs as a result of such indemnification agreements.

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

Note 21. Related Party Transactions

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for certain project management and related services associated with the construction and expansion of the Company’s egg processing facilities, including certain limited project management and related services for the Company’s planned future egg packing facility in Seymour, Indiana. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Board of Directors. In connection with the services described above, the Company paid Sandpebble $604 and $213 during the 13-week periods ended September 28, 2025 and September 29, 2024, respectively, and $1,887 and $753 during the 39-week periods ended September 28, 2025 and September 29, 2024, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of September 28, 2025 and December 29, 2024, amounts owed to Sandpebble were $185 and $303, respectively, and are included in accounts payable and accrued liabilities.

Note 22. Segment Reporting

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

The following tables present the significant segment expenses and other segment items regularly reviewed by the Company’s chief operating decision maker, currently the Company’s President and Chief Executive Officer:

	Eggs and Butter Segment
	13-Weeks Ended
	September 28, 2025	September 29, 2024
Net revenue	$198,936	$145,002
Less:
Cost of goods sold(1)	120,926	88,372
Shipping and distribution	9,169	8,134
Other selling expenses	1,750	2,070
Marketing	13,359	10,723
Other selling, general & administrative(1)	29,097	23,133
Interest income	(1,270)	(1,407)
Interest expense	213	259
Depreciation and amortization	3,236	3,330
Income tax provision	5,550	2,936
Other segment expenses(2)	487	6
Segment net income	$16,419	$7,446

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$16,419	$7,446

(1) Excludes depreciation and amortization.

(2) Other segment expenses included in segment net income includes the change in fair value of derivative instruments and other miscellaneous gains and losses.

	Eggs and Butter Segment
	39-Weeks Ended
	September 28, 2025	September 29, 2024
Net revenue	$545,892	$440,318
Less:
Cost of goods sold(1)	327,238	261,057
Shipping and distribution	27,004	22,933
Other selling expenses	5,087	6,198
Marketing	27,792	23,101
Other selling, general & administrative(1)	81,845	66,652
Interest income	(3,814)	(3,811)
Interest expense	666	771
Depreciation and amortization	9,963	9,829
Income tax provision	18,885	10,410
Other segment expenses(2)	1,268	370
Segment net income	$49,958	$42,808

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income	$49,958	$42,808

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

Our purpose is to improve the lives of people, animals and the planet through food. We are committed to Conscious Capitalism, which prioritizes positive, long-term outcomes with all of our stakeholders – farmers and suppliers, customers and consumers, communities and the environment, employees, who we refer to as crew members, and stockholders. We make decisions based on what is sustainable for all our stakeholders. For us, it is not about short-term outcomes or a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes for everyone over time. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our impact on the food industry. We are incorporated as a Delaware public benefit corporation and are a Certified B Corporation, a designation reserved by B Lab, an independent non-profit organization, for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

We source our eggs from a network of 575 contracted family farms, along with a small number of company-owned “accelerator farms.” The cream for our butter is sourced from a network of family farms contracted by our butter supplier. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of farmers.

We primarily work with our contracted family farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. As a result of ongoing elevated construction costs associated with our new farms, we incurred incremental farm recruitment costs in 2024, which have continued into 2025, and we expect to incur additional costs in connection with renewal incentives for certain existing farmers in 2025. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to six years in length. We believe the impact to our working capital resulting from these costs could range from $30.0 million to $40.0 million in fiscal 2025. We are obligated to purchase all of the eggs produced by our contracted family farms during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

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

To help support continued supply and further growth, we announced in 2024 that we plan to locate a second egg washing and packing facility in Seymour, Indiana, which we anticipate will be fully operational in early 2027. We intend to build upon the foundational key learnings and successes from our Egg Central Station facility in Missouri with this second facility and further expand our already resilient supply chain. To help meet the continued demand for our shell eggs, we announced in January 2025 that we plan to install an additional Moba egg grading system, the primary automation technology used in washing, sorting and packing shell eggs, at Egg Central Station in Missouri. Installation of this new system began in the first quarter of 2025, and it is expected to be fully operational by the end of fiscal 2025.

In fiscal 2024, we purchased parcels of farmland totaling approximately 1,040 acres of farmland in Indiana for a total cost of approximately $7.5 million. We have developed and plan to continue to develop this farmland (along with other potential parcels to be purchased in the future) and utilize it for accelerator farms to provide learning and development opportunities within our farm network and to help ensure adequate supply for our future egg washing and packing facility in Seymour, Indiana, while preserving the ability in the future to sell turnkey farms to interested farmers. In fiscal 2025, we elected to sell certain undeveloped parcels of owned farmland in Indiana, totaling approximately 516 acres. Two parcels totaling approximately 145 acres were sold during the 39-week period ended September 28, 2025.

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

We have experienced consistent sales growth. We had net revenue of $198.9 million and $145.0 million, net income of $16.4 million and $7.4 million, and Adjusted EBITDA of $27.4 million and $15.2 million in the 13-week periods ended September 28, 2025 and September 29, 2024, respectively. We had net revenue of $545.9 million and $440.3 million, net income of $50.0 million and $42.8 million, and Adjusted EBITDA of $84.8 million and $67.6 million in the 39-week periods ended September 28, 2025 and September 29, 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

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

In fiscal 2024, we were made aware of an outbreak of a virus called Egg Drop Syndrome, or EDS, in the Midwest. Nine of our farms experienced outbreaks of EDS in fiscal 2024 and 11 of our farms have experienced outbreaks of EDS to date in fiscal 2025. EDS is characterized by the production of pale, thin-shelled, soft-shelled, or shell-less eggs by seemingly healthy laying hens.

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

Economic Uncertainty and Volatility

Economic uncertainty and volatility may affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Elevated interest rates also present a challenge impacting the U.S. economy and could make it more difficult for us or our farmers to obtain traditional financing on acceptable terms, if at all, in the future. Certain of our products and elements of our supply chain, including our butter products and certain processing equipment and packaging, are imported from international markets. We expect that tariffs and restrictions on international trade, including the tariffs implemented by the U.S. government in August 2025, will continue to impact the cost or availability of these items. However, the duration, magnitude and scope of any additional tariffs or restrictions on international trade are difficult to predict, including any related impacts to consumer demand, along with the extent (if any) to which we will be able to offset the impacts of such actions through our mitigation efforts. Additionally, the shutdown of the U.S. federal government that commenced in October 2025 may adversely impact many of our family farmers’ ability to access capital as these farmers receive funding through farm loan programs of the United States Department of Agriculture Farm Service Agency. The shutdown may also impact our ability to receive government approvals for products and labeling of new products and U.S. Food and Drug Administration inspections of our farms. The duration of the shutdown and the scope and magnitude of the shutdown on our business are difficult to predict.

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

Liquidity and Capital Resources Overview

With cash, cash equivalents and marketable securities of $145.1 million as of September 28, 2025 and $60.0 million available under our syndicated revolving credit facility agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto, or the JPMorgan Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy. We expect that our cash, cash equivalents and marketable securities as of September 28, 2025, together with cash provided by our operating activities and availability of borrowings under our JPMorgan Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months and to make investments in our business in support of our long-term growth strategy. For additional information regarding our JPMorgan Credit Facility, see “Long-Term Debt—JPMorgan Credit Facility” at Note 14 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 97.3%, while the household penetration for our shell eggs is approximately 10.8%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts have helped and will continue to help educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to continue to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 20% and 21% of our retail sales for the 13-week periods ended September 28, 2025 and September 29, 2024 and 20% and 21% for the 39-week periods ended September 28, 2025 and September 29, 2024, respectively.

As of September 28, 2025, there were approximately 23,500 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore, club, military and international markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $192.6 million in net revenue, approximately 97% of total net revenue, in the 13-week period ended September 28, 2025. Eggs and egg-related products generated $527.4 million in net revenue, approximately 97% of total net revenue in the 39-week period ended September 28, 2025. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Cost of Goods Sold

Cost of goods sold consists of the costs directly attributable to producing our products which include labor, raw material and packaging costs and overhead. Labor cost is comprised of wages and related costs for our processing crew members. Raw material cost is comprised of those items necessary to process our finished egg and butter products, and the packaging cost includes the cost of the packaging materials our finished products are sold in. Overhead costs include utilities, insurance, inbound freight, storage fees related to our warehouse and depreciation and amortization expenses related to our assets used in production. We expect cost of goods sold to increase in the future in connection with the development and staffing of our second egg washing and packing facility in Indiana, as well as a result of the factors described above in “Known Trends, Events and Uncertainties–Economic Uncertainty and Volatility.”

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of broker and contractor fees for sales and marketing, as well as personnel costs for sales and marketing, finance, human resources and other administrative functions, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions. Selling, general and administrative expenses also include advertising and digital media costs, agency fees, travel and entertainment costs, and costs associated with consumer promotions, product samples, sales aids incurred to acquire new customers, retain existing customers and build our brand awareness, overhead costs for facilities, including associated depreciation and amortization expenses related to our non-production facilities and assets, and information technology-related expenses. We expect selling, general and administrative expenses to increase in the future in connection with our expansion of the business and increased marketing costs.

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

Results of Operations

The results of operations data for the 13-week and 39-week periods ended September 28, 2025 and September 29, 2024 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended September 28, 2025 and September 29, 2024

The following table sets forth our consolidated statement of income data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	September 28, 2025		September 29, 2024
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$198,936	100%	$145,002	100%
Cost of goods sold(1)	123,974	62%	91,526	63%
Gross profit	74,962	38%	53,476	37%
Operating expenses:
Selling, general and administrative(2)	44,394	22%	36,102	25%
Shipping and distribution	9,169	5%	8,134	6%
Total operating expenses	53,563	27%	44,236	31%
Income from operations	21,399	11%	9,240	6%
Other income (expense), net:
Interest expense	(213)	—	(259)	—
Interest income	1,270	1%	1,407	1%
Other expense, net	(487)	—	(6)	—
Total other income (expense), net	570	—	1,142	1%
Net income before income taxes	21,969	11%	10,382	7%
Income tax provision	5,550	3%	2,936	2%
Net income	$16,419	8%	$7,446	5%
(1)
Includes stock-based compensation expense of $155 and $72 in cost of goods sold for the 13-week periods ended September 28, 2025 and September 29, 2024, respectively.
(2)
Includes stock-based compensation expense of $3,084 and $2,602 in selling, general and administrative for the 13-week periods ended September 28, 2025 and September 29, 2024, respectively.

Net Revenue

	13-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Net revenue	$198,936	$145,002	$53,934	37%

The increase in net revenue of $53.9 million, or 37%, was primarily driven by volume-related increases of $27.5 million and price/mix benefits of $26.4 million. The volume favorability was driven by accelerated demand for existing products, expanded item offerings and store distribution at existing customers. Net revenue from sales through our retail channel was $189.7 million and $139.0 million for the 13-week periods ended September 28, 2025 and September 29, 2024, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Gross profit	$74,962	$53,476	$21,486	40%
Gross margin	38%	37%

The increase in gross profit of $21.5 million, or 40%, was driven by higher net revenue generated during the period from volume growth, increased pricing across our shell egg portfolio and favorable mix benefits. Compared to the corresponding period in the prior year, gross margin increased slightly driven by favorable price/mix benefits and commodity costs partially offset by increased overhead costs.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Selling, general and administrative	$44,394	$36,102	$8,292	23%
Percentage of net revenue	22%	25%

The increase in selling, general and administrative expenses of $8.3 million, or 23%, was primarily driven by expenses to support the expansion of our business and continued growth, including:

•
an increase of $5.3 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount; and
•
an increase of $3.1 million in marketing-related expenses; partially offset by
•
a decrease of $0.1 million in other selling, general and administrative expenses.

Shipping and Distribution

	13-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Shipping and distribution	$9,169	$8,134	$1,035	13%
Percentage of net revenue	5%	6%

The increase in shipping and distribution costs of $1.0 million, or 13%, was driven by higher sales volume, partially offset by favorable linehaul and fuel rates.

Interest Expense

	13-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Interest expense	$(213)	$(259)	$46	(18)%

The decrease in interest expense of $46 thousand, or 18%, was primarily driven by a reduction in interest paid on finance leases.

Interest Income

	13-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Interest income	$1,270	$1,407	$(137)	(10)%

The decrease of $0.1 million in interest income, or 10%, was primarily driven by a decrease in interest income received on our available-for-sale securities and marketable securities.

Other Expense, net

	13-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Other expense, net	$(487)	$(6)	$(481)	8,017%

The increase in other expense, net of $0.5 million, or 8,017%, was primarily driven by losses on our commodity derivative instruments during the 13-week period ended September 28, 2025 as compared to those in the 13-week period ended September 29, 2024.

Income Tax Provision

	13-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Income tax provision	$5,550	$2,936	$2,614	89%

The increase in the income tax provision of $2.6 million, or 89%, was related to an increase in net income for the 13-week period ended September 28, 2025 as compared to the 13-week period ended September 29, 2024, in addition to a decrease in the tax benefit of non-qualified stock option exercises and RSU releases that occurred during the 13-week period ended September 28, 2025, as compared to the 13-week period ended September 29, 2024.

Comparison of the 39-Week Periods Ended September 28, 2025 and September 29, 2024

The following table sets forth our consolidated statement of income data expressed as a percentage of net revenue for the periods presented:

	39-Weeks Ended
	September 28, 2025		September 29, 2024
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$545,892	100%	$440,318	100%
Cost of goods sold(1)	336,635	62%	270,268	61%
Gross profit	209,257	38%	170,050	39%
Operating expenses:
Selling, general and administrative(2)	115,290	21%	96,569	22%
Shipping and distribution	27,004	5%	22,933	5%
Total operating expenses	142,294	26%	119,502	27%
Income from operations	66,963	12%	50,548	11%
Other income (expense), net:
Interest expense	(666)	—	(771)	—
Interest income	3,814	1%	3,811	1%
Other expense, net	(1,268)	—	(370)	—
Total other income (expense), net	1,880	1%	2,670	1%
Net income before income taxes	68,843	13%	53,218	12%
Income tax provision	18,885	3%	10,410	2%
Net income	$49,958	9%	$42,808	10%
(1)
Includes stock-based compensation expense of $435 and $226 in cost of goods sold for the 39-week periods ended September 28, 2025 and September 29, 2024, respectively.
(2)
Includes stock-based compensation expense of $8,691 and $7,346 in selling, general and administrative for the 39-week periods ended September 28, 2025 and September 29, 2024, respectively.

Net Revenue

	39-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Net revenue	$545,892	$440,318	$105,574	24%

The increase in net revenue of $105.6 million, or 24%, was primarily driven by price/mix benefits of $54.5 million and volume-related increase of $51.1 million. The volume favorability was driven by accelerated demand for existing products, expanded item offerings and store distribution at existing customers. Net revenue from sales through our retail channel was $520.5 million and $423.2 million for the 39-week periods ended September 28, 2025 and September 29, 2024, respectively.

Gross Profit and Gross Margin

	39-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Gross profit	$209,257	$170,050	$39,207	23%
Gross margin	38%	39%

The increase in gross profit of $39.2 million, or 23%, was driven by higher net revenue generated during the period from volume growth, increased pricing across our shell egg portfolio and favorable mix benefits. Compared to the corresponding 39-week period in the prior year, gross margin declined slightly as investments continue to scale and grow the business driven by increases in labor and overhead costs offset price/mix benefits.

Operating Expenses

Selling, General and Administrative

	39-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Selling, general and administrative	$115,290	$96,569	$18,721	19%
Percentage of net revenue	21%	22%

The increase in selling, general and administrative expenses of $18.7 million, or 19%, was primarily driven by expenses to support the expansion of our business and continued growth:

•
an increase of $11.4 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount;
•
an increase of $5.9 million in marketing-related expenses; and
•
an increase of $2.3 million in technology and software related expenses; partially offset by
•
a decrease of $0.9 million in other selling, general and administrative expenses.

Shipping and Distribution

	39-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Shipping and distribution	$27,004	$22,933	$4,071	18%
Percentage of net revenue	5%	5%

The increase in shipping and distribution costs of $4.1 million, or 18%, was driven by higher sales volume.

Interest Expense

	39-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
Interest expense	$(666)	$(771)	$105	(14)%

The decrease of $0.1 million in interest expense, or 14%, was primarily driven by a reduction in interest paid on finance leases.

Interest Income

	39-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Interest income	$3,814	$3,811	$3	0%

The increase of $3 thousand in interest income, or 0%, was primarily driven by higher interest income from our available-for-sale securities and marketable securities portfolios resulting from a higher balance and higher interest rates.

Other Expense, net

	39-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Other expense, net	$(1,268)	$(370)	$(898)	243%

The increase in other expense, net of $0.9 million, or 243%, was primarily driven by losses on our commodity derivative instruments during the 39-week period ended September 28, 2025 as compared to those in the 39-week period ended September 29, 2024.

Income Tax Provision

	39-Weeks Ended
	September 28, 2025	September 29, 2024	$ Change	% Change
	(in thousands)
Income tax provision	$18,885	$10,410	$8,475	81%

The increase in the income tax provision of $8.5 million, or 81%, was related to an increase in net income for the 39-week period ended September 28, 2025 as compared to the 39-week period ended September 29, 2024 in addition to a decrease in the tax benefit of non-qualified stock option exercises and RSU releases that occurred during the 39-week period ended September 28, 2025, as compared to the 39-week period ended September 29, 2024.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $16.4 million and $50.0 million in the 13-week and 39-week periods ended September 28, 2025, respectively, and retained earnings of $133.1 million as of September 28, 2025.

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

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. As of September 28, 2025, future minimum lease payments under non-cancelable operating leases totaled $56.9 million, and future minimum lease payments under non-cancelable finance leases totaled $12.0 million.

In 2024, we acquired land in Seymour, Indiana for a planned additional egg washing and packing facility, and we are in the process of constructing this facility, which we expect to be fully operational in early 2027. We anticipate that we will incur approximately $110.0 million to $130.0 million in capital expenditures related to the new egg washing and packing facility in the next 12 months and will incur further expenditures in the years following. We also anticipate that we will incur approximately $15.0 million to $25.0 million in capital expenditures over the next 12 months related to the development of accelerator farms on previously acquired farmland in Indiana or the purchase and development of future parcels, with further expenditures incurred in the years following. Finally, we anticipate increased expenditures in marketing during fiscal 2025 to support progress toward our long-term marketing goals.

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

The JPMorgan Credit Facility is secured by liens on substantially all of our assets, including certain intellectual property assets and investment securities. It requires us to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. The JPMorgan Credit Facility contains other customary covenants, representations and events of default. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on our consolidated balance sheet as of September 28, 2025 are restricted in use. As of September 28, 2025, there was no outstanding balance under the JPMorgan Credit Facility, and we were in compliance with all covenants under the JPMorgan Credit Facility.

See “Long-Term Debt—JPMorgan Credit Facility” in Note 14 to our consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our JPMorgan Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 39-week periods indicated:

	39-Weeks Ended
	September 28, 2025	September 29, 2024
	(in thousands)
Net cash provided by operating activities	$27,935	$50,043
Net cash (used in) provided by investing activities	(84,336)	8,355
Net cash (used in) provided by financing activities	(404)	6,987
Net (decrease) increase in cash and cash equivalents	$(56,805)	$65,385

Operating Activities

The decrease in net cash provided by operating activities during the 39-week period ended September 28, 2025 compared to the corresponding prior 39-week period was primarily due to the decrease in changes in operating assets and liabilities of $39.1 million, partially offset by (i) an increase in non-cash adjustments of approximately $9.8 million and (ii) an increase in net income of approximately $7.2 million.

Investing Activities

The decrease in net cash (used in) provided by investing activities is primarily driven by an increase in purchases of available-for-sale U.S. Treasury Bills and an increase in purchases of property, plant and equipment during the 39-week period ended September 28, 2025 compared to the corresponding 39-week period in the prior year.

Financing Activities

The decrease in net cash (used in) provided by financing activities during the 39-week period ended September 28, 2025 compared to the corresponding 39-week period was due primarily to a decrease in the proceeds received from the exercise of stock options in the current period and an increase in payments for tax withholding obligations on vested RSU shares.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)		(in thousands)
Net income	$16,419	$7,446	$49,958	$42,808
Depreciation and amortization(1)	3,236	3,330	9,963	9,829
Stock-based compensation expense	3,239	2,674	9,126	7,572
Income tax provision	5,550	2,936	18,885	10,410
Interest expense	213	259	666	771
Interest income	(1,270)	(1,407)	(3,814)	(3,811)
Adjusted EBITDA	$27,387	$15,238	$84,784	$67,579

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 29, 2024, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 39-week period ended September 28, 2025.

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

There have been no material changes in our exposure to market risk during the 13-week and 39-week periods ended September 28, 2025 from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2025. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weakness identified by management in connection with its evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2024, as described in Part II, Item 9A, “Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting” in our latest Annual Report, which has not been fully remediated as of September 28, 2025.

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

Management’s Plan to Remediate the Material Weakness and Status

In the 13-week period ended September 28, 2025, we continued to implement a remediation plan to improve certain process-level control activities related to the revenue process, which was initially described in our Annual Report. These remediation actions are ongoing and have included or are expected to include:

(i)
Continuing to evaluate skillset gaps and hire additional personnel, as needed, with an appropriate level of knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately;
(ii)
Continuing to enhance risk assessment, specifically related to the revenue process; and
(iii)
Continuing to design and implement controls (including within our recently implemented enterprise resource planning, or ERP, system) to ensure the accuracy of the inputs in the sales order entry and invoicing processes, including the design of systematic checks and new reports to review inputs.

Management believes that the outlined plans will effectively address the deficiency constituting the material weakness, with the remediation efforts, including necessary testing, anticipated to conclude by the end of fiscal 2025, subject to the ongoing enhancement of controls in the recently implemented ERP system. However, the exact timing of completion cannot be guaranteed. We will monitor the effectiveness of our remediation plan and refine our remediation plan as appropriate.

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
•
Disruptions in the worldwide economy, inflationary pressures, tariff regimes, including recently implemented U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, may adversely affect our business, results of operations and financial condition.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $145.0 million in the 13-week period ended September 29, 2024 to $198.9 million in the 13-week period ended September 28, 2025, our net revenue increased from $440.3 million in the 39-week period ended September 29, 2024 to $545.9 million in the 39-week period ended September 28, 2025 and our net revenue increased from $471.9 million in fiscal 2023 to $606.3 million in fiscal 2024. This growth has placed significant demands on our management, financial, operational, technological and other resources. The continued growth and expansion of our business depends on a number of factors, including our ability to:

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

Shell eggs accounted for approximately 93% and 92% of our net revenue in the 13-week periods ended September 28, 2025 and September 29, 2024, respectively, and approximately 92% and 94% of our net revenue in the 39-week periods ended September 28, 2025 and September 29, 2024, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts, and we believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Furthermore, we could experience a decrease in sales of shell eggs due to one or more factors. For example, in 2024, we experienced an outbreak of highly pathogenic avian influenza, or HPAI, at one of our farms. While we did not experience a material impact on our egg production, more widespread outbreaks in the future could impact supply of and demand for shell eggs and negatively impact our business. Accordingly, any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty) could have an adverse effect on our business, financial condition and results of operations.

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

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we are in the process of expanding these capabilities as we continue to grow and scale our business. In June 2024, we announced plans to develop our second egg washing and packing facility in Seymour, Indiana, and we continue to pursue growth in our farm network in order to ensure adequate supply. In October 2025, we initiated operation of an additional egg washing and packing line at Egg Central Station in Missouri. There is risk in our ability to effectively continue to scale production and processing and manage our supply chain requirements. We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units.

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

A substantial amount of our shell egg processing occurs at our existing Egg Central Station shell egg processing facility in Missouri. Any shutdown or period of reduced production at this facility, which may be caused by regulatory noncompliance or other issues, as well as factors beyond our control, such as natural disaster, weather, fire, power or other utility interruption, work stoppage, disease outbreaks or pandemics, equipment failure or maintenance or delay in raw materials delivery, could significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business. Further, the processing equipment used for our shell eggs is costly to maintain, replace and repair, in part because certain of such equipment is sourced internationally. We have at times seen pricing and capacity constraints related to internationally sourced equipment, and our supply chains may be further disrupted in connection with public health pandemics, domestic or geopolitical tensions, wars, inflation, trade wars, tariff regimes, including recently implemented U.S. tariffs and any responsive non-U.S. tariffs or additional U.S. tariffs, or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. The property and business disruption insurance we maintain may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

Our planned egg washing and packing facility in Indiana or other future expansions of our processing capacity may not provide us with the benefits we expect to receive.

In June 2024, we announced plans to develop our second egg washing and packing facility in Seymour, Indiana, which we expect to be fully operational in early 2027. Constructing and opening this facility will require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. In addition, we will need to hire and retain more skilled crew members to operate the new facility, and we will need to recruit and retain additional family farms to supply the new facility. If we are unable to effectively staff and supply this facility, it may not meet our operational and financial expectations. Even if the new facility is brought up to full processing capacity, it may not provide us with all of the operational and financial benefits we expect to receive.

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

We source our eggs primarily from our network of family farms, which is the foundation of our supply chain. During the fiscal quarter ended September 28, 2025, we placed laying hens at the first of our company-owned accelerator farms, and we have begun to source eggs from our accelerator farms. The cream for our butter is sourced from a network of family farms contracted by our butter supplier. If we are unable to maintain and expand this supply chain because of actions taken by our contracted farmers, actions affecting our accelerator farmers or other events outside of our control (including the failure of our butter supplier to maintain or expand its contracted farm network), we may be unable to timely supply distributors and customers with our products, which could lead to cancellation of purchase orders, damage to our commercial relationships and impairment of our brand. For example, we require our contracted egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms, including due to elevated interest rates, would impair their ability to contract with us. These and other factors, including economic uncertainty, may make it more difficult for us to recruit and attract new farmers to our network in a number sufficient to meet product demand.

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

Further risks may be presented by our development and operation of accelerator farms. We may not be able to adequately build, develop or staff such farms, and they may not result in the benefits we anticipate. We may not be successful in operating accelerator farms, and we may not be able to realize the anticipated benefits of the research and development conducted on such farms. Market conditions or other factors may prevent us from selling accelerator farms to interested farmers on acceptable terms, and if we are unable to adequately develop and operate farms on previously purchased farmland, we may be required to sell such farmland or other assets purchased in connection with the development and operation of such farms, potentially at a loss. The purchase, development, operation and potential sale of these farms has required and will continue to require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. Any failure to maintain or expand our farm network would adversely affect our business, financial condition and results of operations.

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

In October 2024, we were informed of the outbreak of EDS, on certain of our farms in Missouri. A total of nine of our farms experienced outbreaks of EDS in fiscal 2024 and 11 of our farms have experienced outbreaks of EDS to date in fiscal 2025. We have been closely working with our farmers, veterinarians, government health officials and animal welfare auditors to follow protocol and ensure that our flocks are kept as safe as possible, including the procurement and implementation of newly available vaccinations for EDS. However, we may not be able to obtain enough vaccinations to treat all of the flocks in our network.

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

Additionally, certain states in which our family farms and accelerator farms are located have at times recommended or required that farms keep hens indoors to help limit exposure to avian diseases. Prolonged requirements to keep our hens indoors could adversely impact consumer perception of our egg products in comparison to those of our competitors, which could have a negative effect on our business, financial condition and operating results. These impacts could be exacerbated in the event of widespread transmission of HPAI or other agricultural diseases to humans. EDS is not known to be transmittable to humans, and while human cases of HPAI are rare and U.S. public health officials consider the risk of human infection with HPAI to be low, significant changes or increases to the circulation or transmission of HPAI or other agricultural diseases could adversely impact our business, including our ability to recruit and retain farmers.

Fluctuations in commodity prices and in the availability of feed grains could negatively impact our results of operations and financial condition.

The price we pay to purchase shell eggs from contracted farmers fluctuates based on pallet weight and is also adjusted quarterly for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Therefore, our results of operations and financial condition, including our gross margin and profitability, fluctuate based on the cost and supply of commodities, including corn, soybean meal and other feed ingredients.

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

Our ability to ensure a continued supply of eggs, cream for our butter and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, including confining hens when appropriate, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. The farm network for our shell eggs is located in a geographic region we refer to as the Pasture Belt, which is the U.S. region where the weather is conducive to hens being outside as much as possible. The dairy farms that supply our cream are located primarily in Ireland. The occurrence of a natural disaster in any of these regions could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raise prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, which would adversely affect our business, financial condition and results of operations.

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

Our supply may also be affected by the number and size of farms that raise hens and cows in a manner that meets our standards, changes in U.S. and global economic conditions and our ability to accurately forecast our raw materials requirements. For example, in order to meet our standards, we require our contracted egg farmers to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant, and many farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, elevated interest rates, the effects of the 2025 U.S. government shutdown, changes to certain government policies and assistance programs, such as Supplemental Nutrition Assistance Program benefits, federal staffing reductions or the limitation or elimination of sources of U.S. government loan assistance could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities, including opportunities to raise animals for competing companies, and the relative financial performance of raising hens in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

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

We compete not only with other well-advertised nationally branded products, but also with private-label products. Such private-label products generally are sold at lower prices than our products. Consumers are more likely to purchase our products if they believe that our products provide higher quality and greater value than less expensive alternatives. If the difference in perceived value between our brands and private-label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. In periods of economic uncertainty, particularly in periods of uncertainty driven by high inflation, consumers may purchase more often from lower-priced private-label or other economy brands. To the extent this occurs, we could experience a decrease in the sales volume of our higher margin products or a shift in our product mix to lower margin offerings. In addition, our foodservice product sales will be reduced if consumers reduce the amount of food that they consume away from home at our foodservice customers, including as a result of public health pandemics or economic uncertainty driven by inflation or other factors.

We currently have a limited number of third-party co-manufacturers and cold storage providers. The loss of one or more of our co-manufacturers or cold storage providers or our failure to timely identify and establish new relationships with new co-manufacturers or cold storage providers could harm our business and impede our growth.

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on one co-manufacturer for hard-boiled eggs, one co-manufacturer for bulk butter production, one co-manufacturer for stick butter, one co-manufacturer for liquid eggs and two co-packers for certain shell egg processing. While we currently have written manufacturing contracts with our co-manufacturers for bulk butter production, stick butter and hard-boiled eggs, we do not currently have written manufacturing contracts with our other co-manufacturer for liquid eggs or with our co-packers for certain shell egg processing. Due to the absence of written contracts with certain of our co-manufacturers and co-packers, these parties can generally seek to alter or terminate their relationships with us at any time, resulting in periods during which we may have limited or no ability to manufacture or pack certain of our products.

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

Additionally, we rely on a limited number of cold storage providers to store our products, and we have in recent periods shifted certain functions, including finished goods storage and order fulfillment, to our cold storage providers’ facilities. Our financial performance depends in large part on our ability to obtain adequate cold storage facility services in a timely manner. We may not be assured of continued cold storage capacity or continued ability to utilize such facilities for finished goods storage, order fulfillment or other services in a satisfactory manner that meets our standards and compliance obligations. Certain of our cold storage providers could discontinue or seek to alter their relationship with us. In addition, we are not assured of sufficient capacities of these providers commensurate with increased product demand.

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

In the 13-week periods ended September 28, 2025 and September 29, 2024, UNFI (the primary distributor of Whole Foods Market, Inc., or Whole Foods) accounted for approximately 24% and 24% of our net revenue, respectively. In the 39-week periods ended September 28, 2025 and September 29, 2024, UNFI accounted for approximately 22% and 24% of our net revenue, respectively. Since distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that a substantial portion of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

We are dependent on hatcheries and pullet farms to supply our network of contracted family farms and accelerator farms with laying hens. Any disruption in that supply chain could materially and adversely affect our business, financial condition or results of operations.

Under our agreements with our network of contracted family farms, while we do not own laying hens on those family farms, we are responsible for coordinating the acquisition and delivery of laying hens to the farmers. Additionally, we own and are responsible for the laying hens placed on our accelerator farms. In order to supply laying hens to our contracted family farms and accelerator farms, we place orders for chicks directly with hatcheries intended to supply a future year’s production of eggs at least a year in advance. Once the chicks are hatched, they are delivered to a network of pullet farms, who rear the chicks to approximately 16 to 18 weeks of age, at which time they are delivered to our network of family farms to begin laying eggs.

We work with several pullet hatcheries that deliver chicks to a network of independent pullet farms. We do not have long-term supply contracts with these suppliers, and if a substantial portion of our current hatcheries or pullet farms were to cease doing business with us for any reason, we may have a difficult time finding and contracting with alternate hatcheries or pullet farms in sufficient scale to meet our needs, if at all. Pullet farms may also be subject to capacity constraints, and if we are unable to find independent pullet farms with sufficient capacity to receive chicks from our hatcheries, we may be unable to fulfill our customer commitments. We are exploring plans to supply pullets to our accelerator farms. Any disruption in the supply of laying hens for any reason, including agricultural disease such as avian influenza, natural disaster, fire, power or other utility interruption, work stoppage or other calamity, could have a material adverse effect on our business, financial condition and results of operations if we cannot replace these providers in a timely manner on acceptable terms or at all.

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

Elevated interest rates may also adversely impact the ability of our family farmers to access capital. We require our contracted egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and the inability of farmers to obtain adequate financing on acceptable terms for any reason, including as a result of elevated interest rates, would impair their ability to partner with us. If our ability to contract with family farmers is significantly disrupted because of farmers’ inability to obtain adequate financing, we may not be able to fully meet customer and consumer demand, which would negatively impact our operating results.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 20% and 21% of our retail sales in the 13-week periods ended September 28, 2025 and September 29, 2024 and 20% and 21% of our retail sales in the 39-week periods ended September 28, 2025 and September 29, 2024, respectively. Kroger accounted for approximately 10% and 11% of our retail sales in the 13-week periods ended September 28, 2025 and September 29, 2024 and 10% and 11% of our retail sales in the 39-week periods ended September 28, 2025 and September 29, 2024, respectively. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time, could negatively impact our sales and profitability.

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

The continued growth of our business depends on our ability to increase our household penetration, to expand the number of products sold through existing retail customers, to grow within the foodservice channel and to strengthen our product offerings through innovation in both new and existing categories. Any strategies we employ to pursue this growth are subject to numerous factors outside of our control. For example, retailers aggressively market their private-label products, which could reduce demand for our products. The expansion of our business also depends on our ability over the long term to obtain customers in additional distribution channels, such as convenience, drugstore, club, military and international markets. Any growth in distribution channels may also affect our existing customer relationships and present additional challenges, including related to pricing strategies. Additionally, we may need to increase or reallocate spending on marketing and promotional activities, such as customer rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons and other trade activities, and these expenditures are subject to risks, including related to consumer acceptance of our efforts. Any failure to attract new customers, or expand our business with existing customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additionally, if the availability of certain packaging supplies is limited due to factors beyond our control (including as a result of disruptions to global supply chains due to recently implemented U.S. tariffs or other factors), or if packaging supplies do not meet our standards, we may make changes to our product packaging, which could negatively impact the perception of our brand. For example, in connection with increased demand for shell eggs in 2020 in relation to the COVID-19 pandemic, the supplier of substantially all of our shell egg cartons began to prioritize packaging for core egg products (such as 12-count packages), and we separately experienced certain quality issues with our 18-count egg cartons. As a result of these events, and in order to otherwise meet demand for our products, we began using recycled plastic packaging for certain of our shell egg products. If we are not successful in managing our packaging costs or the supply of packaging that meets our standards to use for our products, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, any of these factors could adversely affect our business, financial condition, and results of operations.

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

Our existing Egg Central Station shell egg processing facility is located in Springfield, Missouri, and our contracted cold storage facilities are located in close proximity to Egg Central Station. These facilities, our network of family farms and accelerator farms supporting our shell egg business are concentrated in the midwestern portion of the Pasture Belt. Our planned second shell egg processing facility is in Seymour, Indiana, which is also located in the Pasture Belt. The majority of cream for our butter is sourced from farms in Ireland. The impact of natural disasters such as tornadoes, drought or flood within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters, but a natural disaster could seriously disrupt our entire business. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

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

Risks Related to Socioeconomic, Political and Environmental Factors

Disruptions in the worldwide economy, inflationary pressures, tariff regimes, including recently implemented U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, may adversely affect our business, results of operations and financial condition.

Adverse and uncertain economic conditions, including uncertainty related to inflation, tariff regimes, including recently implemented U.S. tariffs and any additional responsive non-U.S. tariffs or additional U.S. tariffs, market volatility, outbreaks of contagious disease or pandemics, domestic or geopolitical tensions and wars, or disruption in global financial and credit markets may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our farmers, suppliers, co-manufacturers, distributors, retailers, foodservice consumers, service providers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings, including private-label products, during economic downturns, and an economic downturn may cause customers to be less receptive to price increases on our products.

Adverse economic conditions may also affect our farmers. For example, inflationary pressures and elevated interest rates have resulted in increased costs for our farmers to build, equip and operate their farms. If our relationship with our existing farmers, or our ability to attract new farmers, is disrupted due to economic conditions or otherwise, our operating results may be adversely affected. Further, our foodservice product sales will be reduced if consumers reduce the amount of food they consume away from home at our foodservice customers, including as a result of inflationary concerns or other economic uncertainties. Distributors and customers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors, retail and foodservice customers, our ability to attract new consumers, the financial condition of our consumers and our ability to provide products that appeal to consumers at the right price. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

Global health pandemics, labor disputes or work stoppages, and other geopolitical tensions have at times disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. Currently, we import butter from a supplier in Ireland, and as a result, we may experience increased costs or shipment delays due to disruptions in the international trade markets and increased exposure to potential import restrictions, increased duties or tariffs or other factors described below. Additionally, we, our suppliers and our network of family farms are dependent on equipment and other supplies imported from Europe and other locations, including equipment and other supplies used in connection with the development of our planned egg washing and packing facility in Indiana. To the extent that import restrictions, duties, tariffs, including recently implemented U.S. tariffs and any responsive non-U.S. tariffs or additional U.S. tariffs, or other disruptions to global shipping negatively impact our, our suppliers’ or our network of family farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

A U.S. federal government shutdown, such as the shutdown that commenced in October 2025, or other limitation or elimination of U.S. government assistance programs could have a material adverse impact on our results of operations and financial condition.

The partial shutdown of the U.S. federal government that began in late 2018 and continued into 2019 adversely impacted many of our family farmers’ ability to access capital, as these farmers receive funding through farm loan programs of the USDA Farm Service Agency. A similar U.S. federal government shutdown commenced in October 2025. Federal government shutdowns have impacted our ability to receive governmental approvals for products and labeling of new products, our farmers’ ability to obtain organic certifications, and FDA inspections of our farms. Additionally, many of our farmers seek federal government loans from the USDA or other forms of government assistance. Any current or future U.S. federal government shutdown, federal staffing reduction or other limitation or elimination of sources of U.S. government assistance could adversely impact our business, which could have a material adverse effect on our results of operations and financial condition.

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

Additionally, extreme weather and natural disasters exacerbated by climate change may impact our business. The egg farms in our network are all geographically located in a region that provides an environment conducive to year-round raising of hens. However, if climate change negatively impacts the year-round habitability of this region for hens, we may be subject to decreased availability or less favorable pricing for our eggs. Adverse weather conditions and natural disasters, including those caused or exacerbated by climate change, can adversely impact pasture conditions, leading to reduced yields and quality. For example, elevated summer temperatures in the Pasture Belt have at times contributed to lower-than-normal shell egg yield at certain of our contracted family farms. Adverse weather conditions and natural disasters may also impact the habitability and pasture conditions of the farms where we source the cream for our butter products. Further, we may incur increased transportation, storage and processing costs if we are unable to source products within a certain distance from our processing and co-manufacturing facilities due to the effects of climate change.

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

Failure by us, our network of family farms, suppliers of raw materials or co-manufacturers to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If we or any member of our network of family farms, suppliers or co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our farmers and co-manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative farms, suppliers or co-manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the farmers, suppliers and co-manufacturers. As a result, our supply of eggs and other raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any farmer, supplier or co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic losses. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of eggs and other raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, financial condition and results of operations.

We are subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings and investigations.

Our business operations and ownership and past and present operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and natural resources. Violation of these laws and regulations could lead to substantial liabilities, fines and penalties or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business. We could also experience in the future significant opposition from third parties with respect to our business, including non-governmental organizations, neighborhood groups and municipalities. Additionally, new matters or sites may be identified in the future, including in connection with our planned egg washing and packing facility in Indiana, future expansions of our processing capacity or development and operation of accelerator farms, that will require additional environmental investigation, assessment, or expenditures, which could cause additional capital expenditures. Future discovery of contamination of property underlying or in the vicinity of our present or future properties, facilities or waste disposal sites could require us to incur additional expenses, delays to our business and to our proposed construction. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations could adversely affect our business, financial condition and results of operations.

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

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab, an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for B Corporation certification are set by B Lab and may change over time. Our continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified as a B Corporation in March 2025. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, particularly if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations, or if our publicly reported Certified B Corporation score declines. Conversely, our status as a public benefit corporation or Certified B Corporation could result in negative scrutiny from government institutions, consumers, stockholders or others critical of our stakeholder focus.

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

As further detailed in Part II, Item 9A, “Controls and Procedures” of our latest Annual Report, in the process of assessing our internal control over financial reporting, management identified deficiencies in controls to ensure the accuracy of the inputs (e.g., price and/or quantity) related to the sales order entry and invoicing processes impacting revenue and accounts receivable that resulted in a material weakness. Management concluded that this material weakness was primarily due to ineffective risk assessment related to the selection and development of appropriate control activities in the revenue process due to not having a sufficient number of trained resources with expertise in and responsibility for the design, implementation, operation, and documentation of internal control over financial reporting. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of December 29, 2024. As described in Part I, Item 4, “Controls and Procedures” in this Quarterly Report, we are implementing additional controls to remediate this material weakness (including within our recently implemented enterprise resource planning system). However, we cannot provide assurance that we will be able to do so in a timely manner, and such remediation efforts could require increased management time, attention and resources.

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

As a large accelerated filer, we are subject to certain disclosure and compliance requirements including, but not limited to:

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

Risks Related to Cybersecurity, Information Technology and Intellectual Property

If our data or information technology systems, or the data or information technology systems of third parties with whom we work, are or were compromised, or if we encounter problems with the design, integration or implementation of information technology systems, we could experience adverse consequences, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruption of our business operations, reputational harm and loss of revenue or profits.

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

We recently completed a multi-year transition to a new ERP system to support our future growth and more fully optimize our existing processes. The ERP system implementation required, and is likely to continue to require, investment of significant financial resources and the time and attention of our management and key crew members. It is possible that the system will not yield the benefits we anticipate. Any disruptions, delays or deficiencies related to the new ERP system or the implementation thereof, or the design, integration or implementation of other technology systems we may choose to implement in the future, could materially impact our operations and adversely affect our ability to process orders, manage our inventory, fulfill obligations to customers or otherwise operate our business.

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

We cannot be certain that the steps we have taken to protect our intellectual property rights are adequate, that our intellectual property rights can be successfully defended and asserted in the future or that third parties will not infringe upon or misappropriate any such rights. In addition, our trademark rights and related registrations may be challenged in the future and could be canceled or narrowed. Failure to protect our trademark rights could prevent us in the future from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. Moreover, intellectual property disputes and proceedings and infringement claims may result in a significant distraction for management and significant expense, which may not be recoverable regardless of whether we are successful. Such proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any of these occurrences may have an adverse effect on our business, financial condition and results of operations.

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

In addition, as of September 28, 2025, there were 2,156,031 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of September 28, 2025, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020 and $26.0 million for the expansion of Egg Central Station in Springfield, Missouri.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the 13-week period ended September 28, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Vital Farms, Inc.

Dated: November 4, 2025	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2025	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial and Accounting Officer)