Form 10-K
period 2025-12-28
Vital Farms, Inc.
filed 2026-02-26
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s shares of common stock as reported by The Nasdaq Stock Market LLC on June 29, 2025 (the last business day of the registrant’s second fiscal quarter), was approximately $1.4 billion. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of February 23, 2026, the registrant had 44,797,125 shares of common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the registrant’s 2026 annual meeting of stockholders, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report.

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
•
our ability to attract new consumers and customers and successfully retain existing consumers and customers;
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
•
the specifications and timing of our planned egg washing and packing facility with onsite cold storage in Seymour, Indiana and the impacts of prior or future expansions of our egg washing and packing facilities on our revenue and farm network;
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
•
the impact of previous or future shutdowns of the U.S. federal government on our and our contracted family farmers’ businesses;

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

Part I

Item 1. Business

Our Company: Improving the Lives of People, Animals and the Planet Through Food

Vital Farms’ aspiration is to become America’s most trusted food company. Every day, we aim to raise the standards in the food industry and disrupt industrial, factory food norms. Our eggs and butter are sourced through a distributed supply chain of small farms that uphold our high animal welfare standards and produce exceptional products. We believe this approach creates a more resilient business that has enabled us to continue growing through a dynamic chapter in our industry.

Our Purpose Guides Our Business

Our purpose is to improve the lives of people, animals and the planet through food. We are committed to Conscious Capitalism, which prioritizes positive, long-term outcomes for all of our stakeholders – farmers and suppliers, customers and consumers, communities and the environment, employees, who we refer to as crew members, and stockholders.

Vital Farms was founded in 2007 on a 27-acre plot of land in Austin, Texas. Starting with a small flock of hens, we maintained a strong belief that a varied diet and better animal welfare practices would lead to superior eggs. Our first sales came from farmers markets and restaurants around Austin and, less than a year later, our eggs were discovered by Whole Foods Market, Inc., or Whole Foods. From the beginning, we sought to not simply sell eggs to a few stores, but to build a sustainable company that aligned with the family farming community and was able to profitably deliver quality products to a devoted consumer base.

Our approach has been validated by our financial performance and our impact on the food industry. We are also a Delaware public benefit corporation and a Certified B Corporation, a designation reserved for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

Our Ethical Decision-Making Model

Stakeholders	Guiding Principles
Farmers and Suppliers	Forming strong relationships with our network of more than 600 small farms, who are the foundation of our resilient and reliable supply chain
Customers and Consumers	Delivering the transparency, authenticity and quality that today’s consumers demand from food products
Crew Members	Empowering our crew members by investing in their financial security, development and overall well-being
Communities and Environment	Investing in the communities where we operate and being conscious stewards of the environment
Stockholders	Driving sustainable growth and long-term stockholder value

We have built our business through our strong relationships with family farms and deliberate efforts to design and build the infrastructure to bring our products to a national audience. Today, with a network of more than 600 small farms, we believe we have set the national standard for pasture-raised eggs. We continue to innovate to support these family farms. Our “accelerator farms” project, launched in 2024, envisions a small number of farms that we own and operate, where we can implement innovative farming practices that can be scaled to the family farms in our network. We began placing birds on accelerator farms in 2025. We believe our relationships with our contracted family farms, the benefits presented by our accelerator farms and the efficiency of our supply chain provide us with a competitive advantage in the consumer packaged goods industry, in which achieving reliable supply at a national scale can be challenging.

In 2017, we opened Egg Central Station, a shell egg processing facility in Springfield, Missouri, which is located within a region we refer to as the PASTURE BELT™, the U.S. region where weather is conducive to hens being outside as much as possible. In April 2022, we completed an expansion of this facility that nearly doubled its square footage and capacity. To help meet the continued demand for our shell eggs, we installed and began operating an additional Moba egg grading system, the primary automation technology used in washing, sorting, and packing shell eggs, at Egg Central Station in 2025. Egg Central Station is capable of packing more than 7.5 million eggs per day and has achieved Safe Quality Food, or SQF, Excellent rating, the highest level of such certification recognized by the Global Food Safety Initiative, or GFSI. In addition, the facility has received the Safe Quality Food Institute, or SQFI, Select Site certification, indicating that the facility has voluntarily elected to undergo annual unannounced recertification audits by SQFI, the organization responsible for administering the SQF Program.

The design of our Egg Central Station facility in Missouri includes investments that support our stakeholders, from our crew members (daylighting, climate control and slip resistant floors in the egg grading room), to the community and environment (consultation with the community before we built the facility, restoration of native vegetation on the property, water retention and stormwater management measures and the use of solar panels), to our customers and consumers (food safety and maintenance investments far beyond regulatory requirements). Our efforts to build a sustainable, stakeholder-focused facility are evidenced by the facility’s 2022 “Green Plant of the Year” award from the industry publication Food Processing, along with LEED Gold certification in 2024. We believe owning and operating this important element of our supply chain is a key differentiator and provides us with a competitive advantage, which we intend to continue to leverage to grow both our net revenue and gross margin. In 2025, we began using a new dedicated cold storage and fulfillment center less than one mile from Egg Central Station, operated and owned by our longtime cold storage provider, to improve operational efficiency.

To help ensure continued supply and support further growth, we are in the process of constructing Vital Crossroads, a second automated egg washing and packing facility with onsite cold storage in Seymour, Indiana, which we anticipate will be fully operational in 2027. We intend to build upon the foundational key learnings and successes from our Egg Central Station facility in Missouri with this second facility and further expand our already resilient supply chain.

Our loyal and growing consumer base has fueled the continued growth of our brand in the natural and mainstream retail channels and has facilitated our growth in the foodservice channel. As of December 2025, we offered 23 retail stock keeping units, or SKUs, through a multi-channel retail distribution network across more than 24,000 stores. Our products generate stronger velocities and, we believe, greater profitability per unit for our retail customers in key traffic-generating categories compared to products offered by our competitors. We believe we have significant room for growth within the retail and foodservice channels, and we believe that we can capture this opportunity by growing brand awareness and through new product innovation. We also believe there are incremental growth opportunities in additional distribution channels, including the convenience, drugstore and club channels.

Consumer demand for our high-quality products and our conscious efforts to develop a sustainable supply chain have enabled the continued growth of our brand in the natural and mainstream retail channels through relationships with Albertsons Companies, Inc., or Albertsons, The Kroger Co., or Kroger, Publix Super Markets, Inc., or Publix, Target Corporation, or Target, Walmart Inc., or Walmart, Sprouts Farmers Market, or Sprouts, Whole Foods, and numerous other national and regional food retailers.

Our products resonate with our consumers, who are incredibly loyal to Vital Farms. We are now in nearly 16 million households across the United States and continue to build our brand through transparent communication and direct engagement with consumers who want to know more about where their food comes from. In addition to our award-winning ad campaigns, we have unique touchpoints like our Vital Times® newsletter in each carton of eggs, and a team dedicated to answering consumers’ questions across multiple channels, including social media, text, email and phone. We also enable consumers to see the farms where their eggs were laid through our Traceability initiative.

Our trusted brand and Conscious Capitalism-focused business model have resulted in significant growth. We have increased net revenue from $260.9 million in fiscal 2021 to $759.4 million in fiscal 2025, which represents a 30.6% compounded annual growth rate, or CAGR. We believe that consumer movement away from factory farming practices will continue to fuel demand for our products, and in September 2023, we announced long-term financial targets for 2027 reflecting our confidence in the potential of our business. In December 2025, we announced updated long-term financial targets for 2030, demonstrating our belief that our growth is sustainable over a long-term horizon. Our management team is committed to ensuring our values remain aligned with those of our consumers while delivering stockholder value.

Evidence of our historical success in continuing to scale our business is shown in the graphics below. Dates refer to the fiscal years ended December 26, 2021, December 25, 2022, December 31, 2023, December 29, 2024, and December 28, 2025, respectively.

Number of Stores	Net Revenue	Gross Profit
(thousands)	$MM	$MM

30.6% CAGR
261
362
472
606
759
2021
2022
2023
2024
2025

36.2% CAGR
83
109
162
230
286
2021
2022
2023
2024
2025

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

According to Circana, Inc., or Circana, data, the U.S. shell egg market accounted for approximately $15.4 billion in retail sales in 2025 and grew at a CAGR of 21.3% between December 2021 and December 2025. Our relatively low household penetration of 10.5%, compared to the shell egg category penetration of approximately 97.3%, provides a significant long-term growth opportunity for our business. According to Circana data, the U.S. pasture-raised retail egg market accounted for approximately $1.3 billion in retail sales in 2025 and grew at a CAGR of 37.5% between December 2021 and December 2025, while the specialty egg (including pasture-raised and free-range) market accounted for approximately $12.6 billion in retail sales in 2025 and grew at a CAGR of 26.4% between December 2021 and December 2025. According to Circana data, the U.S. butter market accounted for approximately $5.9 billion in retail sales in 2025 and grew at a CAGR of 10.0% between December 2021 and December 2025. We believe the strength of our platform, coupled with ongoing investments in our crew members, infrastructure and supply chain capacity, position us to continue to deliver industry-leading growth across new and existing categories.

Our Strengths

Trusted Brand Aligned with Consumer Demands

We believe consumers have grown to trust our brand because of our adherence to our values and our high level of transparency. We believe consumers are increasingly focused on understanding the source of their food and are willing to pay a premium for brands that deliver trust, transparency and authenticity. As a company focused on driving the success of our stakeholders, our brand resonates with consumers who seek to align themselves with companies that share their values. Through our Vital Times newsletter, social media outlets and our high-touch consumer engagement and marketing campaigns, we cultivate and support our relationship with consumers by communicating our values, building trust and promoting brand loyalty.

Strategic and Valuable Brand for Retailers

Our performance has demonstrated that we are a strategic and valuable partner to retailers. We have reached a broad set of consumers through a variety of retail partners, including Albertsons, Kroger, Publix, Target, Walmart, Sprouts and Whole Foods. As of December 2025, we were either the number one or two egg brand by retail dollar sales for branded eggs with nine of our ten largest retail customers. We believe the success of our brand in both the natural and mainstream retail channels demonstrates that consumers are demanding premium products that meet a higher ethical standard. We believe that our products are more attractive to retail customers because they help generate growth, deliver strong gross profits and drive strong velocities.

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

Map of the Pasture Belt

Experienced and Passionate Team

We have an experienced and passionate senior leadership team that has nearly 150 years of combined industry experience. Russell Diez-Canseco, our President and Chief Executive Officer, has been with Vital Farms since 2014 and has over 25 years of food industry experience. We also have a deep bench of talent with strong business and operational experience and crew members at all levels who are passionate about addressing the needs of our stakeholders. We have leveraged the experience and passion of our senior leadership team, our Board of Directors and our other crew members to grow net revenue at a CAGR of 30.6% since 2021, and we continue to grow our butter business and build out our shell egg processing capacity through our Egg Central Station facility in Missouri and our planned Vital Crossroads facility in Indiana.

Our Growth Strategies

We believe our investments in our brand, our stakeholders and our infrastructure position us to continue delivering industry-leading growth that outpaces both the natural food industry and the overall food industry.

Compete to Win in Our Current Categories

We continue to compete at the top of our current categories, which helps fuel our continued, profitable growth, and we believe there is significant opportunity to further grow volume with existing retail customers by building consumer awareness and demand for our brand. Our products generate stronger velocities and, we believe, greater profitability per unit for our retail customers in our current categories. By capturing greater shelf space, driving higher product velocities and increasing our average SKU count per retailer, we believe there is meaningful runway for further growth with existing retail customers. Beyond our existing retail footprint, we believe there are significant opportunities to gain incremental stores from existing retail customers and to add new retail customers. Additionally, we believe there is significant demand for our products in the foodservice channel since we offer versatile ingredients with high menu penetrations across commercial and non-commercial operator segments. We see considerable opportunity for medium- to long-term growth in this channel by increasing our category market share through sales to values-aligned foodservice operators and their distributors. We also believe there are significant further long-term opportunities in additional distribution channels, including the convenience, drugstore and club channels.

Expand Our Portfolio

We plan to continue seeking out opportunities to expand our product offerings. We believe making strategic bets on larger-scale opportunities will help advance our vision of becoming America’s most trusted food company. The successes of our core offerings have confirmed our belief that there is significant demand for ethically produced food products, and our proprietary consumer surveys confirm our belief that there is significant demand for our brand across a wide spectrum of food categories. We are committed to continuing to introduce consumers to an expanding range of product offerings.

Strengthen the Brand

We will compete in the marketplace by continuing to build long-term trusted relationships with our target consumer. Critical to the success of this mission is our ability to share our story with a broader audience while maintaining the trust and loyalty of our current consumers. We intend to increase our household penetration by educating consumers about our brand, our values and the premium quality of our products. Our relatively low household penetration of approximately 10.5% for our shell eggs, compared to the shell egg category penetration of approximately 97.3%, demonstrates that expanding the national presence of our brand offers a significant runway for future growth. We believe we are well positioned to further increase household penetration of our products given their alignment with consumer trends and approachability with consumers. We intend to increase the number of consumers who buy our products and retain existing consumers by using digitally integrated media campaigns, social media tools, earned awareness drivers like press outreach and other owned media channels. We believe these efforts will educate consumers about our values and the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base.

Scale a World-Class Organization

We believe that our most important competitive advantage is great people, operating as one high-performing team in a strong culture, with the right tools to help us reach our potential, both individually and collectively. Our people function prioritizes attracting and developing talent that supports our strategic plan, our growth initiatives and our culture. This effort is critical not only to our current success but the direction of our company in the future. We are also committed to ensuring that our talent has access to the systems and processes necessary to continue to meet stakeholder demands as we scale. In the fourth quarter of fiscal 2025, we completed a multi-year process to implement and launch a new cloud-based enterprise resource planning system. As we continue to scale a world-class organization, we believe our focus on where we are going, the systems and processes necessary to get there and, most importantly, how we engage, inspire, and develop our crew members will fuel our continued growth.

Products and Innovation

We produce products sourced from animals raised on family farms, including shell eggs, butter, hard-boiled eggs and liquid whole eggs.

Shell Eggs

Our original and core product is shell eggs. We defined the pasture-raised egg category by following European-rooted standards codified by the Certified Humane Program, which require each hen to have at least 108 square feet of land and daily outdoor access. Our shell eggs are ethically produced, and our consumers consistently tell us that they provide a richer taste and color than other eggs on the market. The retail varieties of our shell eggs are based on supplemental feed type (certified organic and conventional), egg size (medium, large, extra-large and jumbo) and pack size (6, 12, 18 and 24 count). Our shell egg varieties also include True Blues (pasture-raised heirloom eggs with distinct blue shells) and Restorative Eggs (eggs from farms employing enhanced regenerative agricultural standards certified by Regenified).

Butter

In 2015, we saw an opportunity in the U.S. refrigerated value-added dairy market for premium butter with artisanal qualities, such as higher butterfat content, salt and traditional slow-churn methods. Our consumer research and basket analysis also identified butter as a highly complementary product category to eggs in terms of usage and buyer profile. Today, we offer unsalted and salted varieties of our butter, which is sold in two-stick and four-stick packs.

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

Our brand has grown rapidly into the #1 U.S. pasture-raised, #1 U.S. natural channel and #2 U.S. overall egg brand by retail dollar sales. Our brand awareness is represented by a strong social media following, with approximately 162,000 Instagram followers and 128,000 TikTok followers. Building on prior successes, we will continue to invest in the brand through digitally integrated national media campaigns and build customer loyalty through other media formats, including our quirky Vital Times newsletter, now in its fourteenth year of print, which is placed in each egg carton. We have circulated more than 400 million copies of our Vital Times newsletter since 2021.

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

Our Customers

We market our products throughout the United States, with the majority of our net revenue coming from sales of our shell egg products. As of December 2025, we distribute through third parties and direct to retailers to reach more than 24,000 stores. With significant expansion in recent years, our retail sales are distributed between the natural channel and mainstream channel. Because of our brand equity, loyal consumer base and line of high-quality products, we believe there are attractive growth opportunities across these channels, in addition to a sizable opportunity in the foodservice channel. We believe there are also incremental growth opportunities in additional distribution channels, including the convenience, drugstore and club channels, which we may access along with retail growth opportunities to enable us to continue our net revenue growth.

Natural Channel

Natural channel retailers, including Whole Foods and Sprouts, represented approximately 39%, 40% and 38% of our retail dollar sales in fiscal years 2023, 2024 and 2025, respectively.

Mainstream Channel

Widespread consumer demand for high-quality and traceable foods has driven our expansion into the mainstream channel with national retailers, including Albertsons, Kroger, Publix, Target and Walmart. The mainstream channel represented approximately 61%, 60% and 62% of our retail dollar sales in fiscal years 2023, 2024 and 2025, respectively.

Foodservice Channel

In addition to our primary natural and mainstream channels, we sell shell and value-added eggs into the foodservice channel, which includes commercial and non-commercial foodservice operators. We expect our foodservice business to continue to grow in the medium- to long-term through our two-pronged sales approach. We anticipate growing our foodservice distribution penetration through our relationships, for example, with Dot Foods, the largest redistribution company in the country, group purchasing organizations, including Foodbuy and Buyer’s Edge, and broad-line distributors, including Sysco, US Foods, Performance Food Group, Gordon Food Service, Shamrock Foods and Ben E. Keith. By deepening our distribution penetration, we are becoming more accessible to foodservice operators across the country. We anticipate more growth with values-aligned regional and national restaurants that want to innovate their menus with our quality, ethically produced eggs. In fiscal years 2023, 2024 and 2025, the foodservice channel accounted for approximately 6%, 4% and 3%, respectively, of our net revenue.

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

Supply Chain

We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with our network of more than 600 small farms. To capitalize on this strong supply network, we own and operate a state-of-the-art shell egg processing facility, Egg Central Station in Springfield, Missouri. Following its expansion in April 2022, Egg Central Station is approximately 153,000 square feet and utilizes highly automated equipment to grade and package our shell egg products. The design of our facility includes investments in support of each of our stakeholders, from our crew members, to the community and the environment, to our customers and consumers.

To help meet the continued demand for our shell eggs, we installed and began operating an additional Moba egg grading system, the primary automation technology used in washing, sorting, and packing shell eggs, at Egg Central Station in fiscal 2025.

To support continued supply and further growth, we broke ground in 2025 on Vital Crossroads, our planned second world-class egg washing and packing facility with onsite cold storage in Seymour, Indiana, which we anticipate will be fully operational in 2027.

Our eggs are kept in on-farm coolers using equipment that meets our precise standards. The eggs are then collected on a regular basis by a third-party freight carrier and placed in a new dedicated cold storage and fulfillment facility, located less than one mile from Egg Central Station and operated by our longtime cold storage provider, until packing for shipment to customers. Each of our butter, hard-boiled egg and liquid whole egg products is produced by a co-manufacturer (with eggs from our network of small farms used for our hard-boiled egg and liquid whole egg products). To support the growth of our business, we are focused on expanding existing co-manufacturing relationships where appropriate and establishing new relationships.

The cream for our butter is sourced primarily from dairy farms in Ireland. The cream that comes from the dairy cows is 90% grass-fed and pasture-raised. We import bulk butter from our supplier in Ireland and use a co-manufacturer in the United States for stick butter production. The stick butter is then placed in cold storage until packing for shipment to customers.

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

Competition

We operate in a highly competitive environment across each of our product categories. We have numerous competitors of varying sizes, including producers of private-label products as well as producers of other branded egg and butter products that compete for trade merchandising support and consumer dollars. We compete with large egg companies such as Cal-Maine Foods, Inc. and large international food companies such as Ornua Co-operative Limited (Kerrygold). We also compete with local and regional egg and dairy companies as well as private-label specialty products processed by other egg and dairy companies. In our market, competition is based on, among other things, product quality and taste, brand recognition and loyalty, product variety, product packaging and package design, shelf space, reputation, price, advertising, promotion and nutritional claims. We engage in customary promotional activities in accordance with acceptable industry practices that are primarily intended to reach new consumers and drive further household penetration.

Across the industry, eggs may be sourced from hens that are caged, cage-free, free-range or pasture-raised. Most large egg companies primarily offer commodity eggs sourced from caged hens. In an attempt to address growing consumer demand for ethically produced and higher quality eggs, we have seen larger competitors grow their cage-free, free-range and pasture-raised offerings.

Although we operate in competitive industries, we believe that we have a strong and sustainable competitive advantage based on an ongoing process of values-driven decisions, our fundamental commitment to producing ethically minded food, the trust we have developed in our brand and our ability to provide reliable supply to our distribution partners and customers. We built and operate what we believe is one of the largest sourcing and distribution networks of family farms with strong growth potential. By focusing on the interests of each of our stakeholders, we believe we have created a model that attracts the best farmers and produces the highest quality products. We believe our experience in building our farm and supply chain networks has provided and will continue to provide significant scale and execution advantages as we continue to expand.

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

In addition, our suppliers are subject to numerous regulatory requirements. For example, the farmers who produce our shell eggs are subject to requirements implemented by the FDA pertaining to pest control, salmonella enteritidis prevention, pest control, sanitation, biosecurity, environmental testing, storage, transport and other requirements. There are also a number of U.S. states that have passed legislation or regulations mandating minimum space or cage-free requirements for egg production or have mandated the sale of only cage-free eggs and egg products in their states.

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

In order to be designated as a Certified B Corporation, companies are required to take a comprehensive and objective assessment of their positive impact on society and the environment. The assessment evaluates how a company’s operations and business model impact its workers, customers, suppliers, community and the environment.

Designation and continued certification as a Certified B Corporation is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment and verify our updated score with B Lab every three years. We were most recently recertified in March 2025.

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

Our Commitment to Impact

At Vital Farms, we are dedicated to creating long-term benefits for all our stakeholders – our stockholders, crew members, farmers and suppliers, customers and consumers, communities and the environment. We promote sustainable practices, maintain clear and transparent communication with all stakeholders, and place an emphasis on being conscious environmental stewards. Our commitment to bringing ethical food to the table has helped us to integrate sustainable practices throughout our business. Our dedication to our stakeholders inspires us to continuously raise our standards and practices. The three pillars of our approach to impact are building a resilient food system, fostering a people first culture and driving engaged and accountable oversight.

In 2025, we continued to make progress toward our short- and medium-term Impact Goals. Our Impact Goals include mitigating climate risk in our operations, driving climate resilience in our supply chain through regenerative agriculture, and ensuring we maintain a high standard of ethics as we grow.

The Nominating and Corporate Governance Committee of our Board of Directors has been tasked with oversight of our strategy, initiatives, policies, practices and reporting relating to environmental sustainability, climate-related risks and opportunities and our obligations as a Delaware public benefit corporation. The Nominating and Corporate Governance Committee receives updates at least quarterly from our Head of Impact and reports out to the Board of Directors regarding its oversight responsibilities.

We are committed to building a people-first culture that embodies our values and understands the unique needs of our crew members. We are focused on advancing a work environment culture where every crew member feels valued and experiences a true sense of belonging, supported by initiatives that foster learning, development, and engagement across our organization, which we call Crew Impact. Our Crew Impact function is imbued throughout our company through initiatives to foster crew learning and development that are grounded in our purpose of improving the lives of people, animals, and the planet through food.

We acknowledge the impact of climate change on our business, and we are committed to taking action to mitigate our emissions and overall environmental risk. In 2021, we began to track and analyze our greenhouse gas emissions to understand and mitigate our carbon footprint, as well as water risks relative to our business and operations. We conduct an annual inventory of our greenhouse gas emissions and assessment of our climate-related risks, publishing disclosures under the Task Force on Climate-Related Financial Disclosure framework. Our commitment to sustainability is borne out by our operations. For example, in 2024, we received LEED Gold Certification for our Egg Central Station facility in Missouri, and as we look toward our planned Vital Crossroads facility in Indiana, we intend to build on the learnings from Egg Central Station to ensure we continue to be stewards of our communities and the environment.

We believe in providing transparent disclosure regarding our commitment to impact and communicating our progress to stakeholders. We released our most recent full Impact Report in April 2025 and released an Impact Update in March 2024. We plan to continue to provide regular updates as to our progress toward our Impact Goals and anticipate releasing a new Impact Update in the first half of 2026. To learn more about these efforts and our relevant policies, please visit our investor relations website, investors.vitalfarms.com, and our impact website, vitalfarms.com/impact. Information contained on, or that can be accessed through, our website (including information in our Impact Report and Impact Update) is not incorporated by reference into this Annual Report or any of our other filings with the SEC. We welcome our stakeholders’ feedback and can be contacted at investors@vitalfarms.com.

Seasonality

Demand for shell eggs and butter fluctuates in response to seasonal factors. Demand tends to increase with the start of the school year, is highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter, and is lowest during the summer months. Seasonality may also impact the risk of agricultural diseases such as highly pathogenic avian influenza, which can be influenced by seasonal bird migration patterns. As a result of seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year are not necessarily meaningful comparisons.

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

We are committed to fostering an environment that values collaboration, trust, and respect. Furthermore, we endeavor to provide our crew members with the resources they need to be successful through culture-enhancing programs and professional development opportunities. Human capital management is overseen by the Compensation Committee of our Board of Directors, which is charged under its committee charter to review and discuss with management our policies and practices on the development, retention, wellness, and engagement of our crew. Our Compensation Committee receives regular updates from our Chief People Officer on human capital matters and reports out to the Board of Directors regarding its oversight responsibilities.

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

We believe in a culture of transparency and ownership. We communicate regularly with our crew members across departments and position levels, including through all-company meetings that we call “Raise the Barn” (which are in-person for our Egg Central Station crew members in Missouri) with updates and messaging from our senior leadership team, and virtual sessions for our remote teams that include executive question-and-answer sessions. These frequent touchpoints are focused on helping crew members feel connected to our mission and empowered to make informed decisions that drive our business forward.

We maintain a remote workforce for substantially all of our crew members not located at Egg Central Station in Missouri. We continue to believe this commitment to and cultivation of a remote workforce has enabled us to attract top talent across the country and has had a positive impact on crew member retention and engagement.

We have continued to add programs and thoughtful engagement opportunities for all crew members in service of fostering an environment where crew members can do their best work and help achieve our collective goals. In 2024, we enhanced our internal professional development program by launching “Core Competencies,” which support a common language and allow us to build development programs designed to upskill our crew in areas critical to their personal growth and our success. We consider each of our Core Competencies to be a combination of skills, knowledge and behaviors that contribute to effective performance at Vital Farms. The Core Competency program includes the following subject areas: structure and planning, problem solving, communication and collaboration, building and inspiring crew, acting with agility, and executing with excellence. These development opportunities are cohort-based, bringing together crew from different business areas to enhance collaboration. Managers are encouraged to check in with crew members quarterly on progress on developing Core Competencies. By creating clarity on how to be successful at Vital Farms and providing opportunities to build relevant job skills, we believe we are empowering our crew members to take ownership and work collaboratively with their leader to co-create their respective career journeys.

Crew Impact

We aim to push ourselves to take meaningful, positive actions that have a direct impact on our stakeholders, including our family farmers, suppliers, customers, crew members, consumers, stockholders, communities and the planet. In service of this goal, we are committed to building a workplace where every crew member feels valued. By embedding Crew Impact into our operations and culture, we aim to build an innovative, resilient and impactful organization that stays true to its purpose of improving the lives of people, animals and the planet through food.

We seek to take deliberate actions that support our stakeholders, including our farmers, suppliers, customers, crew members, consumers, stockholders, the environment, and the communities in which we operate. In support of these efforts, we maintain workplace practices intended to support crew members and enable their success.

Internally, advancing our mission requires building effective, high-performing teams that bring together a range of diverse perspectives and experiences. We seek to foster an inclusive and collaborative work environment aligned with our core values of Growth, Humility, Empathy, Ownership, and Competing to Win. By embedding these principles into our operations and ways of working, we aim to build an innovative, resilient and purpose-driven organization.

Our Crew Impact function focuses on activities related to attracting, developing, retaining, and advancing talent, with the objective of supporting a workforce that reflects our stakeholders and the communities we serve. These efforts include intentional actions to build teams that reflect varying perspectives, reduce barriers, support fair access to opportunities, and ensure that diverse voices are considered and integrated into how we operate.

As part of this work, we have established seven crew resource groups, or CRGs. These CRGs are designed to support learning, connection, and engagement among crew members. In addition to our internal initiatives, we engage in external efforts intended to support access to ethical food and community resilience in the regions where we operate.

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

What We Value

We have defined our company values as (1) Be Humble, (2) Act Like an Owner, (3) Lead with a Growth Mindset, (4) Practice Empathy and (5) Compete to Win. We start each of our monthly “Raise the Barn” all-company meetings by reiterating our values. We strive to create a culture that reflects these important pillars of our business.

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

•
We Practice Empathy: We believe that we get to better answers when we incorporate different perspectives and experiences into our work. We believe a diverse and inclusive crew is crucial to our long-term success as a business and a priority for us as our values remain rooted in Conscious Capitalism. Under the leadership of our Director of Crew Impact and our Crew Impact Council, we have worked to drive inclusion and belonging across our crew and supply chain.
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

Our Crew Members

As of December 28, 2025, we had approximately 739 full-time crew members, including 507 in operations, 76 in sales and marketing, 39 in finance and 119 in general and administrative functions, all of whom are located in the United States. As of December 28, 2025, approximately 40% of our full-time crew members were women and approximately 19% were self-identified members of underrepresented minority groups.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties. The following is a description of the known factors that may materially affect our business, results of operations or financial condition. You should carefully consider the following risk factors, as well as the other information in this Annual Report. If any of the following risks actually occurs, our business, results of operations and financial condition could be adversely affected. In this case, the trading price of our common stock would likely decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely affect our business, financial condition and results of operations.

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
•
If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results could be adversely affected.
•
If our forecasts of future supply capacity or customer and consumer demand are inaccurate, our business and operating results could be harmed.
•
A substantial amount of our shell egg processing occurs at our Egg Central Station egg washing and packing facility in Missouri. Any damage or disruption at this facility, any disruption in the availability of resources utilized at this facility or any constraints related to acquiring, maintaining and operating the processing equipment for our shell eggs, may harm our business.
•
Our planned Vital Crossroads egg washing and packing facility with onsite cold storage in Indiana or other future expansions of our processing capacity may not provide us with the benefits we expect to receive.
•
We are dependent on the market for shell eggs, and fluctuations in this market, including the decline of commodity shell egg prices relative to the price of our shell eggs, could adversely affect our business, financial condition and results of operations.
•
If we fail to effectively maintain relationships within our existing farm network or further expand our farm network, our business, operating results and brand reputation could be adversely affected.
•
If our development and operation of accelerator farms do not result in the benefits we anticipate, our business and financial results may be adversely affected.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $471.9 million in fiscal 2023 to $606.3 million in fiscal 2024 to $759.4 million in fiscal 2025. This growth has placed significant demands on our management, financial, operational, technological and other resources. The growth and expansion of our business depends on a number of factors, including our continued ability to:

•
increase awareness of our brand and successfully compete with other companies;
•
price our products effectively to attract new consumers and customers and expand sales to our existing consumers and customers;
•
expand distribution with new and existing customers;
•
innovate and expand our product offerings;
•
expand our supplier, co-manufacturing, co-packing, cold storage, processing and distribution capacities;
•
invest in and effectively implement information technology systems and related improvements to our processes and procedures; and
•
maintain quality control over our product offerings.

Our growth has placed, and will continue to place, significant demands on our management and operations teams and will continue to require significant additional resources, financial and otherwise, to meet our needs, resources that may not be available in a cost-effective manner or at all. We expect to continue to expend substantial resources on our current and future processing facilities, our sales and marketing efforts, product innovation and development and general administration associated with being a public company.

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

Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will continue to increase in the foreseeable future as we invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, as we expand and enhance our processing, manufacturing and distribution facilities, and as we hire additional crew members. Our ongoing efforts to grow and develop our supply chain may prove more expensive than we anticipate (including as a result of increases in input costs or disruptions in our supply chain relating to outbreaks of agricultural diseases, trade wars, tariff regimes, domestic or geopolitical tensions, public health pandemics, inflation or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset higher expenses. We have incurred significant expenses in connection with investing in and expanding our processing capacity, developing our co-manufacturing and co-packing relationships and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and future processing facilities, may be fixed. We expect that we will continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 95% of our net revenue in fiscal 2023, 93% of our net revenue in fiscal 2024 and 93% of our net revenue in fiscal 2025. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts. We believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Furthermore, we could experience a decrease in sales of shell eggs due to one or more factors. For example, widespread outbreaks of highly pathogenic avian influenza, or HPAI, could impact supply of and demand for shell eggs and negatively impact our business. For additional details surrounding risks related to agricultural disease, see elsewhere in the Risk Factors, including “—Outbreaks of agricultural diseases, including avian influenza and egg drop syndrome, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.” Any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase lower-priced private-label or other economy brands during times of economic uncertainty or as a result of supply fluctuations) could have an adverse effect on our business, financial condition and results of operations.

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

Further risks are presented if we elect to pursue continued growth or enter new product categories by means other than new product introductions, including by acquisitions or investments in businesses or technologies that we believe could offer growth opportunities. The pursuit of such opportunities may divert the attention of management and may cause us to incur various expenses in identifying, investigating and pursuing such transactions, regardless of whether such opportunities are realized. Such transactions may also result in potentially dilutive equity issuances, the incurrence of debt or contingent liabilities or challenges with integration, any of which could adversely affect our business, financial condition and results of operations.

We estimate market opportunity and forecast market growth that may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of market opportunity and growth forecasts included in this Annual Report and elsewhere, including in connection with our earnings guidance and long-term financial goals, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if a market in which we compete meets our size estimates and growth forecasts, our business could fail to grow at the rate we anticipate, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

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

We expect that our existing cash, cash equivalents and marketable securities, together with cash provided by our operating activities and available borrowings under our syndicated credit facility with JPMorgan Chase Bank, N.A., or the Credit Facility, will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months. However, our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources. We may seek financing in connection with potential new product introductions, capital expenditures to expand our supply chain and process capabilities, acquisitions or investments in businesses or technologies that we believe could offer growth opportunities, share repurchases or other uses of capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.

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

The Credit Facility provides for a revolving line of credit with a maximum borrowing capacity of $60.0 million. The Credit Facility contains certain restrictive covenants, in each case subject to certain exceptions. The restrictive covenants in the Credit Facility limit our ability to incur or guarantee additional indebtedness, incur liens, make distributions, pay dividends, make investments, enter into fundamental changes such as mergers or consolidations, engage in transactions with our affiliates, change our fiscal year or substantially change the nature of our business. The Credit Facility also requires us to maintain two financial covenants: (i) a fixed charge coverage ratio and (ii) a net leverage ratio. These provisions may affect our ability to pursue business opportunities we find attractive or to maintain flexibility in reacting to changes in business conditions.

Our failure to comply with the covenants in the Credit Facility or other terms of any present or future indebtedness could result in an event of default under such indebtedness, which, if not cured or waived, could result in the lender or lenders under such indebtedness declaring all obligations, together with accrued and unpaid interest, immediately due and payable and taking control of any collateral securing such indebtedness. This may require us to amend or refinance our indebtedness on less favorable terms.

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

Risks Related to Our Business, Our Brand, Our Products and Our Industry

If we fail to effectively expand our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results could be adversely affected.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we are in the process of expanding these capabilities as we continue to grow and scale our business. In 2025, we broke ground on Vital Crossroads, our second egg washing and packing facility with onsite cold storage in Seymour, Indiana, and we continue to pursue growth in our farm network in order to ensure adequate supply. There is risk in our ability to effectively continue to scale production and processing and manage our supply chain requirements, and failure to do so could adversely impact our business, financial condition and results of operations.

If our forecasts of future supply capacity or customer and consumer demand are inaccurate, our business and operating results could be adversely affected.

We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units. Demand varies quarterly due to seasonal and cyclical purchasing patterns and the timing of large customer orders, which can lead to challenges in accuracy of our forecasts. Our forecasts are based on multiple assumptions that, if inaccurate, may affect our ability to maintain adequate processing and manufacturing and storage capacities (or co-processing and co-manufacturing capacity) in order to meet the demand for our products. These assumptions are based in part on third-party published scanner data about us and other food companies. These metrics are proprietary to the provider, and may not accurately reflect the actual levels of purchase orders, revenue, or consumer purchases of our products. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. If we fail to meet demand for our products, consumers who have previously purchased our products may buy other brands and retail customers may allocate shelf space to other brands, each of which could adversely affect our business, financial condition and results of operations.

On the other hand, if we overestimate our demand or overbuild our capacity or our supply of eggs, we may have significantly underutilized supply or other assets. This may result in reduced margins associated with selling excess product at reduced prices, and we may incur costs associated with storing or donating excess product or selling it at reduced prices. If we do not accurately align our processing and manufacturing capabilities with demand, our business, financial condition and results of operations could be adversely affected.

A substantial amount of our shell egg processing occurs at our Egg Central Station egg washing and packing facility in Missouri. Any damage or disruption at this facility, any disruption in the availability of resources utilized at this facility or any constraints related to acquiring, maintaining and operating the processing equipment for our shell eggs, may harm our business.

A substantial amount of our shell egg processing occurs at our Egg Central Station egg washing and packing facility in Missouri. Any shutdown or period of reduced production at this facility, which may be caused by regulatory noncompliance or other issues, as well as factors beyond our control, such as natural disaster, extreme weather events, fire, power or other utility interruption, work stoppage, disease outbreaks or pandemics, equipment failure or maintenance or delay in raw materials delivery, could significantly disrupt our ability to deliver our products in a timely manner, meet our contractual obligations and operate our business.

Furthermore, the prices for and availability of energy resources supplied by third parties, including electricity, natural gas, water and other resources may be subject to volatile market conditions. For example, at the end of fiscal year 2024 and continuing into early fiscal year 2025, we experienced a series of leaks that led to more water usage than usual and higher utility costs. Any reduction or curtailment of these energy resources or disruptions in the supply of such resources, including due to factors beyond our control, or increased expenses from unintended use, could impair our ability to operate our business.

Further, the processing equipment used for our shell eggs is costly to maintain, replace and repair, in part because certain of such equipment is sourced internationally. We have at times seen pricing and capacity constraints related to internationally sourced equipment, and our supply chains may be further disrupted in connection with public health pandemics, domestic or geopolitical tensions, wars, inflation, trade wars, tariff regimes, or other factors. If any material amount of our machinery were damaged, we could be unable to predict when, if at all, we could replace or repair such machinery or find co-manufacturers with suitable alternative machinery, which could adversely affect our business, financial condition and operating results. The property and business disruption insurance we maintain may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms or at all.

Our planned Vital Crossroads egg washing and packing facility with onsite cold storage in Indiana or other future expansions of our processing capacity may not provide us with the benefits we expect to receive.

In 2025, we broke ground on Vital Crossroads, our second egg washing and packing facility with onsite cold storage in Seymour, Indiana, which we expect to be fully operational in early 2027. Constructing and opening this facility will require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. In addition, we will need to hire and retain more skilled crew members to operate the new facility, and we will need to recruit and retain additional family farms to supply the new facility. If we are unable to effectively staff and supply this facility, it may not meet our operational and financial expectations. Even if the new facility is brought up to full processing capacity, it may not provide us with all of the operational and financial benefits we expect to receive.

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

If we fail to effectively maintain relationships within our contracted farm network or further expand our farm network, our business, operating results and brand reputation could be harmed.

We source our eggs primarily from our network of family farms, which is the foundation of our supply chain. The cream for our butter is sourced from a network of family farms contracted by our butter supplier. If we are unable to maintain and expand this supply chain because of actions taken by our contracted farmers or other events outside of our control (including the failure of our butter supplier to maintain or expand its contracted farm network), we may be unable to timely supply distributors and customers with our products, which could lead to cancellation of purchase orders, damage to our commercial relationships and impairment of our brand. For example, we require our contracted egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms, including due to elevated interest rates, would impair their ability to contract with us. These and other factors, including economic uncertainty, may make it more difficult for us to recruit and attract new farmers to our network in a number sufficient to meet product demand.

There are a number of factors that could impair our relationship with farmers, many of which are outside of our control. While we strive to operate our business in a manner that drives long-term and sustainable benefits for our stakeholders, including our farmers, we may make strategic decisions that our farmers disagree with and which could cause farmers to terminate their relationships with us. Reputational harm resulting from impairment of our relationship with existing farmers may also make it more difficult to attract new farmers to expand our network. Furthermore, we compete with other companies for the recruitment and retention of farmers, and these companies may attempt to incentivize our contracted farmers to terminate (or decline to renew) their contracts with us. If our relationship with our existing or future farmers is disrupted due to these or other factors, we may not be able to sustain the supply necessary to meet customer and consumer demand for our products, which would negatively impact our operating results.

If our development and operation of accelerator farms do not result in the benefits we anticipate, our business and financial results may be adversely affected.

In fiscal 2025, we placed laying hens at the first of our company-owned accelerator farms, and we have begun to source eggs from our accelerator farms. We have plans for further development of accelerator farms in the geographic region we refer to as the Pasture Belt, the U.S. region where the weather is conducive to hens being outside as much as possible. We may not be able to adequately build, develop or staff such accelerator farms as planned, and they may not result in the benefits we anticipate. We may not be successful in operating accelerator farms, and we may not be able to realize the anticipated benefits of the research and development conducted on such farms. If we elect to sell one or more accelerator farms to interested farmers, market conditions may prevent us from doing so on acceptable terms, and if we are unable to adequately develop and operate farms on previously purchased farmland, we may be required to sell such farmland or other assets purchased in connection with the development and operation of such farms, potentially at a loss. The purchase, development, operation and potential sale of these farms has required and will continue to require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. Any failure to maintain or expand our farm network would adversely affect our business, financial condition and results of operations.

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

Since the initial outbreak of HPAI in early 2022, we have been closely following the progression of the virus. In 2024 and continuing into 2025, HPAI has been detected in the United States in dairy cattle, wild birds, mammals and farm workers directly exposed to the infected dairy or poultry. In fiscal 2024, we experienced an outbreak of HPAI at one of our farms.

In October 2024, we were informed of the outbreak of EDS, on certain of our farms in Missouri. A total of nine of our farms experienced outbreaks of EDS in fiscal 2024 and 12 of our farms experienced outbreaks of EDS in fiscal 2025. We have been closely working with our farmers, veterinarians, government health officials and animal welfare auditors to follow protocol and ensure that our flocks are kept as safe as possible, including the procurement and implementation of newly available vaccinations for EDS. However, we may not be able to obtain enough vaccinations to treat all of the flocks in our network.

While we have not experienced material disruptions to our egg supply due to such agricultural disease outbreaks, if a substantial portion of our farms or production facilities were affected by an outbreak of HPAI, EDS or a similar disease, this could have a material and adverse effect on our business, financial condition and results of operations. Such outbreaks are difficult to forecast and are influenced by a number of factors, including seasonal bird migration patterns. Additionally, outbreaks of HPAI, EDS or similar diseases could limit our ability to utilize co-packers for our shell eggs due to increased biosecurity measures that may be implemented by such co-packers in the event of an outbreak.

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

The prices of our products are driven by a number of factors, including supply fluctuations, customer and consumer demand, inflation, input costs and market conditions. In response to such conditions, we have periodically increased prices on certain of our products. While we have not yet seen significant decreases in sales volume due to such price increases, if we further increase prices, we could experience declining demand for our products, decreased ability to attract new customers and lower sales volumes. If price increases result in a greater spread between the price of our products and the price of conventional or private-label products, consumers may be less willing to pay a premium for our products, particularly in times of economic uncertainty. For example, we have at times seen our retail customers choose not to accept such price increases or require price increases to occur after a specified period of time. If we cannot effectively price our products or carry out price increases, our business, financial condition and operating results could be adversely affected.

Increased transportation and freight costs or failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, have adversely impact and are expected to continue to adversely impact our operating results.

We rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, driver shortages, trucking capacity limitations due to increases in freight demand, employee and contractor strikes or unavailability or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs and rising fuel costs due to geopolitical tensions and wars, we have seen at times during recent periods increased transportation and freight costs. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to price our products in a manner that sufficiently offsets increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors, and we have at times seen our retail customers choose not to accept a price increase or require price increases to occur after a specified period of time has elapsed. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes.

In addition, we may experience theft or misappropriation of our products while they are at our processing facilities, in cold storage or during the course of their shipment to our customers. We maintain insurance to cover losses resulting from theft.

Nevertheless, if our security measures fail, losses exceed our insurance coverage, or we are not able to maintain insurance at a reasonable cost, we could incur significant losses from damage, loss or theft, any of which could substantially harm our business and results of operations.

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

Our ability to ensure a continued supply of eggs, cream for our butter and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, including confining hens when appropriate, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. The farm network for our shell eggs is located in the Pasture Belt. The dairy farms that supply our cream are located primarily in Ireland. The occurrence of a natural disaster or extreme weather event in any of these regions could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raise prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, which would adversely affect our business, financial condition and results of operations.

We compete with other food companies for the procurement of eggs and cream, and this competition may increase in the future if consumer demand increases for these items or products containing them or if competitors increasingly offer products in these market sectors. If supplies of eggs and cream that meet our quality standards are reduced or are in greater demand, we may not be able to obtain sufficient supply to meet our needs on favorable terms or at all.

Our supply may also be affected by the number and size of farms that raise hens and cows in a manner that meets our standards, changes in U.S. and global economic conditions and our ability to accurately forecast our raw materials requirements. For example, in order to meet our standards, we require our contracted egg farmers to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant, and many farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, elevated interest rates, government shutdowns, changes to certain government policies and assistance programs, such as Supplemental Nutrition Assistance Program benefits, federal staffing reductions or the limitation or elimination of sources of U.S. government loan assistance could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities, including opportunities to raise animals for competing companies, and the relative financial performance of raising hens in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

We may not be able to compete successfully in our highly competitive market.

We compete with large egg companies such as Cal-Maine Foods, Inc. and large international food companies such as Ornua Co-operative Limited (Kerrygold). Our competitors also include local and regional egg and dairy companies, as well as private-label products processed by other egg and dairy companies. We compete with such companies for new and existing consumers, for shelf space at our retail customers and for the services of family farmers. Furthermore, if additional competitors elected to list their stock on the public markets, investor interest in our common stock could decline as a result. Our competitors may have substantially greater financial and other resources than us, and some of our competitors’ products are well accepted in the marketplace today. Such competitors may also have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at lower costs. This could put pressure on us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to reduce prices. Conversely, if we were to increase prices, including as a result of fluctuations in the shell egg market, increased commodity or raw material costs, increased packaging or transportation costs or otherwise, any resulting decline in consumer demand for our products may be exacerbated by the competitiveness of our market.

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

We compete not only with other well-advertised nationally branded products, but also with private-label products. Such private-label products generally are sold at lower prices than our products. Consumers are more likely to purchase our products if they believe that our products provide higher quality and greater value than less expensive alternatives. If the difference in perceived value between our brands and private-label products narrows, or if there is a perception of such a narrowing, consumers may choose not to buy our products at prices that are profitable for us. In periods of economic uncertainty or periods when there is an oversupply of commodity shell eggs, consumers may purchase more often from lower-priced private-label or other economy brands. To the extent this occurs, we could experience a decrease in the sales volume of our higher margin products or a shift in our product mix to lower margin offerings. In addition, our foodservice product sales will be reduced if consumers reduce the amount of food that they consume away from home at our foodservice customers due to economic uncertainty or otherwise.

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

Additionally, our leased cold storage facility in Missouri represents a significant portion of our cold storage capacity, and we have in recent periods shifted certain functions, including finished goods storage and order fulfillment, to this facility. Our financial performance depends in large part on our ability to obtain adequate cold storage facility services in a timely manner.

Due to our limited number of co-manufacturers and cold storage providers, any interruption in, or the loss of operations at, one or more of our co-manufacturing or cold storage facilities, which may be caused by work stoppages, regulatory issues or noncompliance, disease outbreaks or global health pandemics, war, terrorism, fire, earthquakes, flooding or other extreme weather events or natural disasters, could delay, postpone or reduce production or distribution of our products, which could have an adverse effect on our business, financial condition and results of operations until such time as the interruption is resolved or an alternate source of production or distribution is secured, especially in times of low inventory.

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

Increases in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. Certain of our marketing and advertising occurs on social media platforms, and such platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, or may increase the costs of such advertising, which can negatively affect the placement of our links and, therefore, reduce the number of visits to our website and social media channels or make such marketing cost prohibitive. Social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. Further, we at times utilize partnerships with third parties (including social media influencers) to market our products. We may be unable to fully control the actions of such third parties, and they may engage in behavior or use their platforms in a manner that reflects poorly on our business. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, due to the actions of social media platforms, third-party partners or otherwise, our business, financial condition and results of operations could be adversely affected.

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

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethically produced, great-tasting and nutritious foods. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in these markets. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage or social media scrutiny regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients or processes involved in their production may damage consumer confidence in our products. We have at times been the subject of negative social media campaigns employing misinformation or disinformation about our products and standards. A general decline in the consumption of our products could occur at any time as a result of changes in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by economic uncertainty and general inflationary trends. For example, we and many of our customers face pressure from animal rights groups to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. If consumer preferences shift away from animal-based products for these reasons, because of a preference for plant-based products or otherwise, our business, financial condition and results of operations could be adversely affected.

The success of our products depends on a number of factors, including our ability to accurately anticipate changes in market demand and consumer preferences, our ability to differentiate the quality of our products from those of our competitors, and the effectiveness of our marketing and advertising campaigns for our products. We may not be successful in identifying trends in consumer preferences and developing products that address such trends in a timely manner. We also may not be able to effectively promote our products through our marketing and advertising campaigns and gain market acceptance. If our products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, we may not be able to fully recover costs and expenses incurred in our operation, and our business, financial condition or results of operations could be materially and adversely affected.

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

In fiscal years 2023, 2024 and 2025, UNFI (the primary distributor for Whole Foods) accounted for approximately 25%, 24% and 22% of our net revenue, respectively. Since distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that a substantial portion of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

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

We work with several pullet hatcheries that deliver chicks to a network of independent pullet farms. We do not have long-term supply contracts with these suppliers, and if a substantial portion of our current hatcheries or pullet farms were to cease doing business with us for any reason, we may have a difficult time finding and contracting with alternate hatcheries or pullet farms in sufficient scale to meet our needs, if at all. Pullet farms may also be subject to capacity constraints, and if we are unable to find independent pullet farms with sufficient capacity to receive chicks from our hatcheries, we may be unable to fulfill our customer commitments. We are exploring plans to supply pullets to our accelerator farms. Any disruption in the supply of laying hens for any reason, including agricultural disease such as avian influenza, natural disaster, extreme weather event, fire, power or other utility interruption, work stoppage or other calamity, could have a material adverse effect on our business, financial condition and results of operations if we cannot replace these providers in a timely manner on acceptable terms or at all.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 23%, 23% and 20% of our retail sales for the fiscal years ended 2023, 2024 and 2025, respectively. Kroger accounted for approximately 11%, 12% and 11% of our retail sales for the fiscal years ended 2023, 2024 and 2025, respectively. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time, could negatively impact our sales and profitability.

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

We believe our consumers rely on us to provide them with high-quality products. Therefore, real or perceived quality or food safety concerns or failure to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving us (such as incidents involving our competitors), could cause negative publicity and reduced confidence in our company, brand or products, which could in turn harm our reputation and sales, and could adversely affect our business, financial condition and operating results.

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

If consumers do not perceive our products to be of high quality or safe, then the value of our brand would be diminished, and our business, results of operations and financial condition would be adversely affected. Any loss of confidence on the part of consumers in the quality and safety of our products would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our market positioning as a socially conscious purveyor of high-quality products and may significantly reduce our brand value. Issues regarding the quality, health or safety of any of our products, regardless of the cause, may have an adverse effect on our brand, reputation and operating results. The use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared, and we have at times been the subject of negative social media campaigns employing misinformation or disinformation about our products and standards. Many social media platforms immediately publish the content their users post, often without filters or checks on the accuracy of the content. Adverse or inaccurate information concerning us may be posted on such platforms at any time, and such posts can be amplified quickly, potentially harming our reputation, performance, prospects or business. If we do not maintain a favorable perception of our brand, our business, financial condition and results of operations could be adversely affected.

If we fail to develop and maintain our brand, our business could suffer.

We have developed a strong and trusted brand that has contributed significantly to the success of our business, and we believe our continued success depends on our ability to maintain and grow the value of the Vital Farms brand. Maintaining, promoting and positioning our brand and reputation will depend on, among other factors, the success of our product offerings, food safety, quality assurance, marketing and merchandising efforts, our continued focus on animal welfare, the environment and sustainability and our ability to provide a consistent, high-quality consumer and customer experience. Any negative publicity, regardless of its accuracy, could have an adverse effect on our business. Brand value is based on perceptions of subjective qualities, and any incident that erodes the loyalty of our consumers, customers, farmers, suppliers or co-manufacturers, including changes to our products or packaging, adverse publicity, negative social media campaigns or a governmental investigation, litigation or regulatory enforcement action, could significantly reduce the value of our brand and significantly damage our business.

If we fail to cost-effectively attract new consumers and customers or retain our existing consumers and customer relationships, our business could be adversely affected.

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

Our ability to attract new consumers and retain our existing consumers depends on the perceived value and quality of our products, consumers’ desire to purchase ethically produced products at a premium, offerings of our competitors, our ability to offer new and relevant products and the effectiveness of our marketing efforts, among other items. For example, because our shell eggs are sold to consumers at a premium price point, when prices for commodity shell eggs fall relative to the price of our shell eggs, we may be unable to entice price-sensitive consumers to try our products. We may also lose loyal consumers to our competitors if we are unable to meet consumer demand in a timely manner, including as a result of supply constraints or heightened consumer demand. If we are unable to cost-effectively attract new consumers, retain existing consumers and keep existing consumers engaged, our business, financial condition and operating results could be adversely affected.

The continued growth of our business depends on our ability to increase our household penetration, to expand the number of products sold through existing retail customers and to strengthen our product offerings through innovation in both new and existing categories. Any growth in distribution channels may also affect our existing customer relationships and present additional challenges, including related to pricing strategies and other trade activities. Any failure to attract new customers, or expand our business with existing customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

From time to time, there may be changes in our senior leadership team or other key crew members resulting from the hiring or departure of these personnel. The loss of one or more of our executive officers, the failure by our senior leadership team to effectively work with our crew members and lead our company or our failure to establish appropriate succession plans for our executive officers and other key crew members could harm our business.

In addition, our success depends in part upon our ability to attract, train, develop and retain a sufficient number of crew members who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to win in a competitive market for top talent capable of meeting our business needs and expectations, our business and brand image may be impaired. For example, our planned Vital Crossroads facility in Seymour, Indiana will require the recruitment, training and retention of a significant number of new crew members, and, due to market conditions or otherwise, we may be unable to attract and retain crew members for this facility with the skills we require. Additionally, substantially all of our crew members outside of our Egg Central Station facility are working remotely on a permanent basis. Although we believe we manage our operations to handle remote working conditions efficiently, it is possible that such remote work arrangements could adversely impact crew member cohesiveness, efficiency, professional development, operational agility and retention. Any failure to meet our staffing needs or any material increase in turnover rates of our crew members may adversely affect our business, financial condition and results of operations.

If we cannot maintain our company culture or focus on our purpose as we grow, our business and competitive position may be harmed.

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and develop the infrastructure of a public company and expand our workforce into new markets (including in connection with our planned Vital Crossroads facility), we may find it difficult to maintain these important values. We may also have difficulty maintaining our company culture as substantially all of our crew members outside of our Egg Central Station facility are working remotely on a permanent basis. If we fail to maintain our company culture or focus on our purpose, our business and competitive position may be harmed.

Our operations are geographically consolidated. A major tornado or other natural disaster or extreme weather event within the regions in which we operate could seriously disrupt our entire business.

Our Egg Central Station shell egg processing facility is located in Springfield, Missouri, and our contracted cold storage facilities are located in close proximity to Egg Central Station. These facilities, together with our network of contracted family farms and accelerator farms supporting our shell egg business and our planned Vital Crossroads facility in Indiana, are concentrated in the midwestern portion of the Pasture Belt. The majority of the cream for our butter is sourced from farms in Ireland. The impact of natural disasters such as tornadoes, drought or flood or extreme weather events such as severe storms, increased precipitation, heat waves or other weather-related obstacles within these areas is difficult to predict, particularly given the potential of climate change to increase the frequency and intensity of such natural disasters and extreme weather events. A natural disaster or extreme weather event could impair our ability to deliver our products in a timely manner, meet our contractual obligations or otherwise disrupt our business. For example, in early 2025 a snowstorm impacted the ability of our Egg Central Station crew to commute to work safely. As a result, we were not able to run our production lines at maximum capacity for a period of time. Our insurance may not adequately cover our losses and expenses in the event of a natural disaster. As a result, natural disasters within these areas could lead to substantial losses.

Packaging costs are volatile, have recently increased and may continue to increase, which may negatively impact our profitability, and reduced availability of packaging supplies may otherwise impact our business.

Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. We have seen higher packaging costs in prior fiscal periods, which continued into fiscal 2025. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, although we have not seen significant decreases in volume due to previous price increases, we may not be able to implement further price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes.

Additionally, if the availability of certain packaging supplies is limited due to factors beyond our control, or if packaging supplies do not meet our standards, we may make changes to our product packaging, which could negatively impact the perception of our brand. If we are not successful in managing our packaging costs or the supply of packaging that meets our standards to use for our products, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, any of these factors could adversely affect our business, financial condition, and results of operations.

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

We rely on independent certification for a number of our products.

We obtain independent third-party certifications for certain of our products, including Certified Humane certification for our shell eggs, USDA organic certification for our organic shell eggs and certification from Regenified for our Restorative egg product. We must comply with the requirements of independent organizations or certification authorities in order to maintain these certifications. The loss of any independent certifications (due to actions or omissions by us, our suppliers or a third-party certifier) could adversely affect our brand reputation and market position , which could harm our business. Additionally, if any of our third-party certifiers are subject to compliance or legal issues or negative publicity, our reputation and business could be harmed by our association with such entity.

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

Adverse and uncertain economic conditions, including uncertainty related to inflation, tariff regimes, market volatility, outbreaks of contagious disease or pandemics, domestic or geopolitical tensions and wars, or disruption in global financial and credit markets may impact distributor, retailer, foodservice and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our farmers, suppliers, co-manufacturers, distributors, retailers, foodservice consumers, service providers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings, including private-label products, during economic downturns, and an economic downturn may cause customers to be less receptive to price increases on our products.

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

Global health pandemics, labor disputes or work stoppages, and other geopolitical tensions have at times disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. Currently, we import butter from a supplier in Ireland, and as a result, we may experience increased costs or shipment delays due to disruptions in the international trade markets and increased exposure to potential import restrictions, increased duties or tariffs or other factors described below. Additionally, we, our suppliers and our network of family farms are dependent on equipment and other supplies imported from Europe and other locations, including equipment and other supplies used in connection with the development of our planned egg washing and packing facility with onsite cold storage in Indiana. To the extent that import restrictions, duties, tariffs, and the uncertainty around such tariffs, or other disruptions to global shipping negatively impact our, our suppliers’ or our network of family farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

International trade policies, including tariffs, sanctions and trade barriers, and ongoing changes and uncertainty in the tariff regime, may adversely affect our business, financial condition, results of operations and prospects.

Recent judicial and executive actions relating to tariffs imposed by the U.S. government have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Certain of our products and elements of our supply chain, including our butter products and certain processing equipment and packaging, are imported from international markets, and we saw increased expenses associated with these products and supply chain elements as a result of new tariffs implemented in fiscal 2025.

Current or future tariffs or other restrictive trade measures may further raise the costs of raw materials, components or our products, which may adversely impact both our product offerings and our operational expenses. Such cost increases may reduce our margins and require us to increase prices, which could harm our competitive position, reduce customer demand and damage customer relationships. Our suppliers and distribution channels are also affected by the current trade environment, and we may experience supply chain disruptions or risks to key vendors as a result of increased costs and uncertainty, which may impact our ability to meet customer demand or efficiently manage inventory. Tariffs and other trade-related cost pressures and supply chain disruptions may lead to reputational harm if we are unable to deliver products on expected timelines. In addition, many of our distributors and customers operate businesses that may be impacted by trade policies, which may result in decreased demand for our products or extended sales cycles as customers assess the impact of evolving trade policies on their operations and face increased costs or decreased revenue due to such policies.

In February 2026, the Supreme Court of the United States, or SCOTUS, invalidated certain tariffs imposed by the U.S. government under emergency statutory authority in 2025. Shortly thereafter, the President signed an executive order implementing a new 10% global tariff pursuant to an alternative statutory authority, which may be raised up to 15%. It remains unclear whether and to what extent duties previously collected under the invalidated tariffs will be refunded, whether refunds will be subject to administrative or judicial processes, or whether offsets or alternative measures may be imposed. This evolving legal and policy landscape has contributed to continued volatility in the trade environment.

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

Federal government shutdowns have at times impacted our ability to receive governmental approvals for products and labeling of new products, our farmers’ ability to obtain organic certifications, and FDA inspections of our farms. Additionally, many of our farmers seek federal government loans from the USDA or other forms of government assistance. Any current or future U.S. federal government shutdown, federal staffing reduction or other limitation or elimination of sources of U.S. government assistance could adversely impact our business, which could have a material adverse effect on our results of operations and financial condition.

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

Our business faces scrutiny related to environmental, social and governance, or ESG, issues, including sustainable development, product packaging, renewable resources, environmental stewardship, supply chain management, climate change, crew impact, workplace conduct, human rights, philanthropy and support for local communities. We maintain a series of goals, which we refer to as our Impact Goals, related to our impact strategy of building a resilient food system, fostering a people-first culture and driving engaged and accountable oversight. There is no assurance that we will be able to achieve these goals. Failure to achieve our Impact Goals could damage our reputation and brand image, and our business, financial condition and results of operations could be adversely impacted. Furthermore, there exists negative sentiment toward ESG measures among certain individuals and government institutions, and several states have enacted or proposed “anti-ESG” legislation. As we continue to pursue our Impact Goals and related initiatives, we could face a negative reaction from government institutions (such as retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) that could adversely impact our business.

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

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering (i.e., international adulteration) and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into food products, as well as product substitution. Governmental regulations require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could adversely affect our business, financial condition and operating results.

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

Our liquid whole eggs are subject to the requirements of the Egg Products Inspection Act, or EPIA, and regulations promulgated thereunder by the USDA. The USDA has comprehensive regulations in place that apply to establishments that break, dry and process shell eggs into liquid egg products. This regulatory scheme governs the manufacturing, processing, pasteurizations, packaging, labeling and safety of egg products. Under the EPIA and USDA regulations, establishments that manufacture egg products must comply with the USDA’s requirements for sanitation, temperature control, pasteurization and labeling. We are also subject to the USDA Egg Products Inspection Rule, which requires our co-manufacturers’ liquid whole egg establishment to implement Hazard Analysis and Critical Control Point plans and Sanitary Standard Operating Procedures. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with USDA regulations for the manufacturing of our liquid whole egg products, which is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the USDA or a comparable foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.

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

The regulatory environment in which we operate could change significantly and adversely in the future. Any change in manufacturing, labeling or packaging requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. Changes in marketing or labeling requirements, or changes to the standards or practices we employ related to our products, could require us to revise or discontinue making certain claims or utilizing certain branding elements, which may make our products less appealing to consumers. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, financial condition and results of operations.

Failure by us, our network of small farms, suppliers of raw materials or co-manufacturers to comply with food safety, environmental or other laws and regulations, or with the specifications and requirements of our products, may disrupt our supply of products and adversely affect our business.

If we or any member of our network of small farms, suppliers or co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our farmers and co-manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative farms, suppliers or co-manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the farmers, suppliers and co-manufacturers. As a result, our supply of eggs and other raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any farmer, supplier or co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic losses. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of eggs and other raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, financial condition and results of operations.

We are subject to stringent environmental regulation and potentially subject to environmental litigation, proceedings and investigations.

Our business operations and ownership and past and present operation of real property are subject to stringent federal, state, and local environmental laws and regulations pertaining to the discharge of materials into the environment and natural resources. Violation of these laws and regulations could lead to substantial liabilities, fines, penalties and reputational damage, or to capital expenditures related to pollution control equipment that could have a material adverse effect on our business. We could also experience significant opposition from third parties with respect to our business, including non-governmental organizations, neighborhood groups and municipalities. Additionally, new matters or sites may be identified in the future, including in connection with our planned egg washing and packing facility with onsite cold storage in Indiana, future expansions of our processing capacity or development and operation of accelerator farms, that will require additional environmental investigation, assessment, or expenditures, which could cause additional capital expenditures. Future discovery of contamination of property underlying or in the vicinity of our present or future properties, facilities or waste disposal sites could require us to incur additional expenses, delays to our business and to our proposed construction. The occurrence of any of these events, the implementation of new laws and regulations, or stricter interpretation of existing laws or regulations could adversely affect our business, financial condition and results of operations.

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

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations relating to data privacy and security. In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including state data, breach notification laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices have been, and may in the future continue to be, subject to challenges or lawsuits under data privacy and communication laws, including, for example, challenges based on wiretapping laws for obtaining consumer information from third parties through various methods, including chatbot and session replay providers, or via third-party marketing pixels, as has occurred. These practices may continue to be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

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

Certain of our employees and personnel use generative artificial intelligence, or AI and/or automated decision-making, or ADM, technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or ADM technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or ADM technologies, it could make our business less efficient and result in competitive disadvantages.

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

We have elected to be incorporated as a public benefit corporation under Delaware law. As a public benefit corporation, we are required to balance the financial interests of our stockholders with the best interests of those stakeholders materially affected by our conduct, including particularly those affected by the specific benefit purposes set forth in our amended and restated certificate of incorporation. There is no assurance that the expected positive impact from being a public benefit corporation will be realized and our status as a public benefit corporation and compliance with our related obligations could negatively impact our ability to provide the highest possible return to our stockholders.

As a public benefit corporation, we are required to provide a report to our stockholders at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose, which we chose to publicly disclose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

While not required by Delaware law or the terms of our certificate of incorporation, we have elected to have our social and environmental performance, accountability and transparency assessed against the proprietary criteria established by B Lab, an independent non-profit organization. As a result of this assessment, we have been designated as a “Certified B Corporation,” which refers to companies that are certified as meeting certain levels of social and environmental performance, accountability and transparency. The standards for B Corporation certification are set by B Lab and may change over time. Our continued certification is at the sole discretion of B Lab. To maintain our certification, we are required to update our assessment with B Lab every three years. We were most recently recertified as a Certified B Corporation in March 2025. Our reputation could be harmed if we lose our status as a Certified B Corporation, whether by our choice or by our failure to continue to meet the certification requirements, particularly if that failure or change were to create a perception that we are more focused on financial performance and are no longer as committed to the values shared by Certified B Corporations. Conversely, our status as a public benefit corporation or Certified B Corporation could result in negative scrutiny from government institutions, consumers, stockholders or others critical of our stakeholder focus.

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

As a Delaware public benefit corporation, our stockholders (if they, individually or collectively, own the lesser of at least 2% of our outstanding capital stock or shares having at least $2 million in market value as of the date the action is instituted) are entitled to file a derivative lawsuit claiming that our directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of management and, as a result, may adversely impact management’s ability to effectively execute our strategy. Any such derivative litigation may be costly and have an adverse impact on our financial condition and results of operations.

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

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we and the third parties with whom we work face a variety of evolving threats that could cause security incidents. We also use mobile devices, social networking and other online activities and third parties to connect with our crew members, farmers, suppliers, co-manufacturers, distributors, customers and consumers. Cyber-attacks, malicious internet-based activity, online and offline fraud, physical threats or vandalism, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including, but not limited to traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states and nation-state-supported actors. Further, as we pursue new initiatives that improve our operations and cost structure, we have, and will continue to, expand and improve our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk.

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

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, physical threats or vandalism, telecommunications failures, earthquakes, fires, floods and other similar threats.

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

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

In addition, our reliance on third-party service providers presents new cybersecurity risks and vulnerabilities, including supply chain attacks and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. For example, in June 2025, one of our distributors experienced a cybersecurity incident that resulted in temporary disruptions to logistics and order fulfillment services for a period of approximately two weeks. While the incident did not have a material adverse impact on our operations or financial results, future cybersecurity incidents or interruptions affecting our third-party service providers or other elements of our supply chain may have a more adverse effect on our business, financial condition or results of operations.

We recently completed a multi-year transition to a new cloud-based enterprise resource planning, or ERP, system to support our future growth and more fully optimize our existing processes. The ERP system implementation required, and is likely to continue to require, investment of significant financial resources and the time and attention of our management and key crew members. It is possible that the system will not yield the benefits we anticipate and could result in disruptions, delays or deficiencies in the processes it supports. For example, in the fourth quarter of fiscal 2025, we experienced temporary disruptions in order and fulfillment levels following the launch date of the new ERP system. Any disruptions, delays or deficiencies related to the new ERP system or the implementation thereof, or the design, integration or implementation of other technology systems we may choose to implement in the future, could materially impact our operations and adversely affect our ability to process orders, manage our inventory, fulfill obligations to customers or otherwise operate our business.

While we have implemented security measures designed to protect against and respond to cybersecurity incidents, there can be no assurance that these incident response measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may have not and may not in the future, however, detect and remediate all such vulnerabilities including on a timely basis.

Further, we have and may in the future experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

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

Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption that have in the past and may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of phishing campaigns in the past and expect such campaigns to continue into the future, with risks associated with such campaigns magnified by their heightened sophistication as AI technologies are increasingly utilized to craft phishing attempts. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.

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

Risks Related to Being a Public Company, Ownership of Our Common Stock and Other General Risks

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

As further described in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 and in Part II, Item 9A, “Controls and Procedures” of this Annual Report, management previously identified a material weakness in our internal control over financial reporting with respect to the 2024 fiscal year, which was remediated effective as of December 28, 2025. We cannot provide assurance that there will not be further material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain or develop effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock has at times been highly volatile and may fluctuate or decline substantially in the future as a result of a variety of factors, some of which are beyond our control, including as a result of any stock repurchase program we may implement from time to time, or as a result of any of the items described elsewhere in this “Risk Factors” section.

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

In addition, as of December 28, 2025, there were 2,141,066 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such restricted stock awards vest, subject to compliance with applicable securities laws.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

On February 19, 2026, our Board of Directors authorized and approved a stock repurchase program, which authorized us to periodically repurchase up to $100 million of our common stock through February 19, 2028. Such plan, or any authorized stock repurchase program we may implement in the future, could increase the volatility of the price of our common stock and diminish our cash reserves, which may impact our ability to finance future growth initiatives and pursue strategic opportunities. In addition, the United States has implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies, which will generally increase the costs to us of any share repurchases. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. We cannot guarantee this stock repurchase program will be fully consummated, and an announcement of the termination of the plan may result in a decrease in the trading price of our common stock. Even if the current or future stock repurchase programs are fully implemented, such programs may not enhance long-term stockholder value.

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

Governance

Our Board of Directors addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible under its committee charter for overseeing our company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats and risks related to the use or deployment of artificial intelligence.

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

The Audit Committee receives regular reports throughout the year from our Chief Financial Officer and the VP of IT concerning significant cybersecurity threats and risk and the processes our company has implemented to address them. The Audit Committee’s training includes participation in tabletop training exercises designed to test and evaluate our company’s response to a cybersecurity incident. The Audit Committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

Our principal facilities are as follows:

Primary Use	Location	Approximate Area	Owned / Leased	Expiration of Lease
Corporate headquarters office space	Austin, Texas	9,100 sq. ft.	Leased	April 2026(1)
Warehouse space for approximately 21,000 pallets	Springfield, Missouri	171,000 sq. ft.	Leased	December 2036
Egg Central Station egg washing and packing facility	Springfield, Missouri	153,000 sq. ft.	Owned	N/A
Land in development for Vital Crossroads egg washing and packing facility with onsite cold storage	Seymour, Indiana	74.1 acres	Owned	N/A
Farmland for development of accelerator farms	Indiana	1,000 acres	Owned	N/A

(1) We have an option to extend this lease for a period of five years.

We believe that our current facilities are suitable and adequate to meet our current needs and we have begun the development process for our second egg washing and packing facility with onsite cold storage in Seymour, Indiana to meet our anticipated future needs.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. For additional information regarding legal proceedings, if any, see Note 20 “Commitments and Contingencies — Litigation” to our audited consolidated financial statements included elsewhere in this report. We are not aware of any material pending or threatened legal proceedings against us, other than ordinary routine litigation incidental to the business, against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market on July 31, 2020, under the symbol “VITL.” Prior to that time, there was no public market for our common stock.

Holders of Record

As of February 23, 2026, we had nine holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We declared cash dividends on our common stock in June 2013 totaling approximately $0.3 million. We cannot provide any assurance that we will declare or pay cash dividends on our capital stock in the future. In addition, our ability to pay dividends on our capital stock may be subject to limitations under the terms of our credit facility agreement with JPMorgan Chase Bank, N.A., or the Credit Facility, or other credit facilities we may enter into from time to time. See Note 14 “Long-Term Debt—JPMorgan Credit Facility” to our consolidated financial statements included elsewhere in this Annual Report for additional information on the Credit Facility. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate declaring or paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions (including in our then-existing debt arrangements), capital requirements, business prospects and other factors our Board of Directors may deem relevant.

Comparative Stock Performance Graph

The following performance graph shows a comparison for the five-year period ended December 26, 2025, the last trading day before our fiscal year 2026, of the cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq US Smart Food & Beverage Index.

Vital Farms, Inc. (VITL-USQ)

12/24/20 - 12/26/25 (Daily)

High: 191.75 Low: 33.12 Change: 19.02%

200
150
100
50
0
12/24/20
06/25/21
12/31/21
06/24/22
12/30/22
06/30/23
12/29/23
06/28/24
12/27/24
06/27/25
12/26/25
VITL US Equity
Nasdaq US Smart Food & Beverage
Nasdaq Composite Index

The graph assumes an initial investment of $100 on December 24, 2020, the last trading day before our fiscal year 2021. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock. The performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act.

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

There has been no material change in the planned use of proceeds from our IPO as described in this Annual Report. We invested the funds received in cash equivalents and other marketable securities in accordance with our investment policy. As of December 28, 2025, we have used an aggregate of $35.2 million of the IPO proceeds, including $7.3 million to pay off our term loan under our prior credit facility agreement with PNC Bank, N.A., $1.9 million to pay off our equipment loan in 2020 and $26.0 million for capital expenditures.

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

Overview

Vital Farms’ aspiration is to become America’s most trusted food company. Our mission is to bring ethical food to the table, and we carry out this mission by raising the standards in the food industry and disrupting industrial, factory food norms. Our approach has allowed us to bring high-quality products from our farm network to a national audience and has enabled us to become the leading U.S. brand of pasture-raised eggs and the second-largest U.S. egg brand by retail dollar sales. Our ethics are exemplified by our focus on animal welfare and sustainable farming practices. We believe our standards produce happy hens with varied diets, which produce better eggs. There is a seismic shift in consumer demand for natural, traceable, clean-label, great-tasting and nutritious foods. Supported by a steadfast adherence to the values on which we were founded, we have designed our brand and products to appeal to this consumer movement.

Our purpose is to improve the lives of people, animals and the planet through food. We are committed to Conscious Capitalism, which prioritizes positive, long-term outcomes for all of our stakeholders – farmers and suppliers, customers and consumers, communities and the environment, employees, who we refer to as crew members, and stockholders. We make decisions based on what is sustainable for all our stakeholders. For us, it is not about short-term outcomes or a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes for everyone, over time. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our impact on the food industry. We are also incorporated as a Delaware public benefit corporation and a Certified B Corporation, a designation reserved by B Lab, an independent non-profit organization, for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

We source our eggs from a network of more than 600 small farms, including our contracted family farms along with a small number of company-owned accelerator farms. The cream for our butter is sourced from a network of family farms contracted by our butter supplier. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with the family farmers in our network.

We primarily work with our contracted farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. As a result of elevated construction costs associated with our new farms, we incurred incremental farm recruitment costs in 2024 and 2025 that were required to be paid in advance of these farms beginning to produce eggs. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which are generally four to five years in length. The impact to fiscal 2024 was approximately $15.0 million to working capital, and the impact to fiscal 2025 was approximately $30.0 million to working capital. We believe the impact to our working capital resulting from these upfront costs could range from $25.0 million to $35.0 million in fiscal 2026. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs. Our loyal and growing consumer base has fueled the continued expansion of our brand in the natural and mainstream retail channels. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard. We have a strong presence at The Kroger Co., Sprouts Farmers Market, Target Corporation and Whole Foods Market, Inc., or Whole Foods, and we also sell our products at Albertsons Companies, Inc., Publix Super Markets, Inc., Walmart, Inc. and other retailers. We offer 23 retail stock keeping units, or SKUs, through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

Our shell eggs are collected from farmers by a third-party freight carrier. They are then placed in cold storage at a new dedicated cold storage and fulfillment center operated and owned by our longtime cold storage provider until we pack them for shipping to our customers at Egg Central Station, our state-of-the-art shell egg processing facility in Springfield, Missouri. Egg Central Station is approximately 153,000 square feet and utilizes highly automated equipment to grade and package our shell egg products, including an additional Moba egg grading system installed in 2025 to help meet continued demand for our shell eggs. Egg Central Station is capable of packing approximately more than 7.5 million eggs per day and has an SQF Excellent rating, the highest level of such certification from the Global Food Safety Initiative.

To help support continued supply and further growth, we broke ground in fiscal 2025 on Vital Crossroads, our planned second egg washing and packing facility with onsite cold storage in Seymour, Indiana, which we anticipate will be fully operational in 2027. We intend to build upon the foundational key learnings and successes from our Egg Central Station facility in Missouri with this second facility and further expand our already resilient supply chain.

In fiscal 2024, we purchased approximately 1,040 acres of farmland in Indiana for approximately $7.5 million and in fiscal 2025, we purchased approximately 500 acres of farmland in Indiana for approximately $3.8 million. Our intent is to develop this farmland (along with other potential parcels to be purchased in the future) and utilize it for “accelerator farms” to provide learning and development opportunities within our farm network and to help ensure adequate supply for our future egg washing and packing facility with onsite cold storage in Seymour, Indiana, while preserving the ability in the future to sell turnkey farms to interested farmers. In fiscal 2025, we placed laying hens at the first of these accelerator farms, and we have begun to source eggs from these farms. In fiscal 2025, we elected to sell certain undeveloped parcels of owned farmland in Indiana, totaling approximately 526 acres. Three parcels totaling approximately 263 acres were sold during fiscal 2025 for approximately $1.6 million.

Our products are primarily distributed through a broker-distributor-retailer network, whereby brokers represent our products to distributors and retailers who will in turn sell our products to consumers. We serve the majority of natural channel customers through food distributors, which purchase, store, sell and deliver our products to our customers. We serve mainstream retailers by arranging for delivery of our products directly through their distribution centers. We also leverage distributor relationships to fulfill orders for certain independent grocers and other customers.

We have experienced consistent sales growth. We had net revenue of $759.4 million and $606.3 million, net income of $66.3 million and $53.4 million, and Adjusted EBITDA of $114.0 million and $86.7 million in the fiscal years ended December 28, 2025 and December 29, 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza (HPAI) and Other Agricultural Diseases

Since initial outbreaks of HPAI in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. In fiscal 2024, we experienced an outbreak of HPAI at one of our farms. We did not experience outbreaks on any of our farms in fiscal 2025.

In fiscal 2024, we were made aware of an outbreak of a virus called Egg Drop Syndrome (EDS) in the Midwest. Nine of our farms were impacted by EDS in fiscal 2024, and 12 of our farms were impacted in fiscal 2025. EDS is characterized by the production of pale, thin-shelled, soft-shelled, or shell-less eggs by seemingly healthy laying hens.

In fiscal 2024 and continuing into fiscal 2025, HPAI-related disruptions in the supply of conventional eggs resulted at times in increased demand for premium egg products such as ours, which occasionally resulted in shortages of these eggs on shelves at our retail customers. While we have not experienced material disruptions to our egg supply due to HPAI and EDS outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results. Additionally, agricultural diseases such as HPAI or EDS have resulted and could in the future result in supply shortages and price increases across the egg market, including shortages of eggs on shelves at our retail customers. We are confident in the measures we have taken to reduce the risk of HPAI and EDS on our farms and production facilities, including through procurement of vaccinations for EDS, as well as our ability to mitigate impacts on supply. However, given continued uncertainty about future outbreaks and governmental responses to such outbreaks, we cannot predict the ultimate impact that agricultural diseases such as HPAI and EDS will have on our business.

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

Certain of our products and elements of our supply chain, including our butter products and certain processing equipment and packaging, are imported from international markets. We expect that tariffs and restrictions on international trade will continue to impact the cost or availability of these items, particularly our butter products. However, the duration, magnitude and scope of any additional tariffs or restrictions on international trade are difficult to predict, including any related impacts to consumer demand, along with the extent (if any) to which we will be able to offset the impacts of such actions through our mitigation efforts.

In November 2025, the Supreme Court of the United States (SCOTUS) heard oral arguments on tariffs imposed under the International Emergency Economic Powers Act. In February 2026, SCOTUS issued a decision invalidating these tariffs; however, President Trump subsequently signed an executive order implementing a new 10% global tariff pursuant to alternative statutory authority, which may be raised to 15% These actions have contributed to continued uncertainty and volatility in the trade environment. It remains unclear whether and to what extent duties previously collected under the invalidated tariffs will be refunded, whether refunds will be subject to administrative or judicial processes, or whether offsets or alternative measures may be imposed. We are evaluating the potential impact of these developments on our financial statements and business.

Additionally, any increased recessionary risk, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets and could negatively affect our operations. We work closely with our farmers, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of supply chain disruptions associated with such uncertainties. We currently expect to have an adequate supply of our products, packaging and freight through fiscal 2026.

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

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 97.3%, while the household penetration for our shell eggs is approximately 10.5%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts have helped and will continue to help educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to continue to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 23%, 23% and 20% of our retail sales for fiscal years 2023, 2024 and 2025, respectively.

As of December 2025, there were more than 24,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore and club markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

We are also leveraging foodservice as a critical consumer touchpoint to drive brand awareness, and we are investing in syndicated data to reach strategic restaurant partners that will be mutually beneficial to reach new households. We believe this syndicated data provides valuable reporting, trends, and analytics to augment our storytelling on how we differentiate from other egg brands within the foodservice channel, which enhances their perceived customer value and drives loyalty.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $733.2 million, or approximately 97%, of net revenue in fiscal 2025. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Our shell eggs are sold to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to supply fluctuations or any price increases we may implement), price-sensitive consumers may choose to purchase commodity shell eggs offered by our competitors instead of our eggs. As a result, low commodity shell egg prices may adversely affect our net revenue. We have periodically elected to increase prices on certain of our products. While we have not seen significant decreases in sales volume due to previous price increases, if we further increase prices to offset higher commodity prices or other costs, we could experience lower demand for our products, decreased ability to attract new customers and lower sales volumes. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

Cost of Goods Sold

Cost of goods sold consists of the costs directly attributable to producing our products which include labor, raw material and packaging costs as well as overhead. The labor cost is comprised of wages and related costs for our processing crew members. The raw material is comprised of those items necessary to process our finished egg and butter products and the packaging costs are the cost of the packaging materials our finished products are sold in. Overhead costs in cost of goods sold include utilities, insurance, inbound freight, storage fees related to our warehouse and depreciation and amortization expenses related to our assets used in production. We expect cost of goods sold to increase in the future in connection with the development and staffing of Vital Crossroads, our second egg washing and packing facility with onsite cold storage in Indiana, as well as a result of the factors described above in “Known Trends, Events and Uncertainties–Economic Uncertainty and Volatility.”

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

Shipping and Distribution

Shipping and distribution expenses consist primarily of costs related to third-party freight for our products. We expect shipping and distribution expenses to increase in absolute dollars in the medium-to-long term as we continue to scale our business, and there is a risk that such expenses could continue to increase due to economic uncertainty, domestic or geopolitical tensions, wars, inflation, trade wars or tariff regimes.

Result of Operations

We report on a 52-week or 53-week fiscal year, ending on the last Sunday in December. In a 52-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks.

Comparison of Fiscal Years Ended December 28, 2025 and December 29, 2024

The following table sets forth our consolidated statements of income data expressed as a percentage of net revenue for the periods presented:

	Fiscal Year Ended
	December 28, 2025		December 29, 2024
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$759,444	100%	$606,307	100%
Cost of goods sold(1)	473,762	62%	376,381	62%
Gross profit	285,682	38%	229,926	38%
Operating expenses:
Selling, general and administrative(1)	159,426	21%	133,939	22%
Shipping and distribution	37,883	5%	32,435	5%
Total operating expenses	197,309	26%	166,374	27%
Income from operations	88,373	12%	63,552	11%
Other income (expense), net:
Interest expense	(874)	—	(1,010)	—
Interest income	5,013	—	5,246	—
Other expense, net	(1,248)	—	(250)	—
Total other income (expense), net	2,891	—	3,986	—
Net income before income taxes	91,264	12%	67,538	11%
Income tax provision	24,982	3%	14,150	2%
Net income	$66,282	9%	$53,388	9%

(1)
Includes stock-based compensation expense of $11,794 and $9,972 in selling, general and administrative for the fiscal years ended 2025 and 2024, respectively, and $595 and $296 in cost of goods sold for the fiscal years then ended, respectively.

Net Revenue

	52-Weeks Ended
	December 28, 2025	December 29, 2024	$ Change	% Change
	(in thousands)
Net revenue	$759,444	$606,307	$153,137	25%

The increase in net revenue of $153.1 million, or 25%, was driven by volume-related increases of $78.3 million and price/mix benefits of $74.9 million. Volume growth was driven by accelerated demand for existing products and expanded item offerings with existing customers. Net revenue from sales through our retail channel was $727.9 million and $582.4 million for fiscal years ended 2025 and 2024, respectively.

Gross Profit and Gross Margin

	52-Weeks Ended
	December 28, 2025	December 29, 2024	$ Change	% Change
	(in thousands)
Gross profit	$285,682	$229,926	$55,756	24%
Gross margin	38%	38%

The increase in gross profit of $55.8 million, or 24%, was driven by higher net revenue generated during the period from volume growth, increased pricing across our shell egg portfolio and favorable mix benefits. Gross margin for the fiscal year ended December 28, 2025 decreased slightly compared with the gross margin for the fiscal year ended December 29, 2024 as investments were made to continue to scale and grow the business driven by increases in labor and overhead costs, partially offset by favorable price/mix benefits.

Operating Expenses

Selling, General and Administrative

	52-Weeks Ended
	December 28, 2025	December 29, 2024	$ Change	% Change
	(in thousands)
Selling, general and administrative	$159,426	$133,939	$25,487	19%
Percentage of net revenue	21%	22%

The increase in selling, general and administrative expenses of $25.5 million, or 19%, was primarily driven by:

•
an increase of $10.4 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount;
•
an increase of $10.3 million in marketing-related expenses to support future growth of the business;
•
an increase of $3.8 million in technology and software related expenses due to the implementation of our new cloud-based enterprise resource planning system and expansion of the business; and
•
an increase of $1.0 million in other selling, general, and administrative expenses.

Shipping and Distribution

	52-Weeks Ended
	December 28, 2025	December 29, 2024	$ Change	% Change
	(in thousands)
Shipping and distribution	$37,883	$32,435	$5,448	17%
Percentage of net revenue	5%	5%

The increase in shipping and distribution costs of $5.4 million, or 17%, was driven by higher sales volumes and linehaul rates.

Interest Expense

	52-Weeks Ended
	December 28, 2025	December 29, 2024	$ Change	% Change
Interest expense	$(874)	$(1,010)	$136	(13%)

The decrease in interest expense of $0.1 million, or 13%, was primarily driven by a reduction in interest paid on finance leases.

Interest Income

	52-Weeks Ended
	December 28, 2025	December 29, 2024	$ Change	% Change
	(in thousands)
Interest income	$5,013	$5,246	$(233)	(4%)

The decrease in interest income of $0.2 million, or 4%, was primarily driven by lower interest income on our available-for-sale securities portfolio.

Other Expense, net

	52-Weeks Ended
	December 28, 2025	December 29, 2024	$ Change	% Change
	(in thousands)
Other expense, net	$(1,248)	$(250)	$(998)	399%

The increase in other expense, net of $1.0 million, or 399%, was primarily driven by higher losses on our commodity derivative instruments during the fiscal year ended December 28, 2025.

Income Tax Provision

	52-Weeks Ended
	December 28, 2025	December 29, 2024	$ Change	% Change
	(in thousands)
Income tax provision	$24,982	$14,150	$10,832	77%

The increase in the income tax provision of $10.8 million, or 77%, was primarily driven by an increase in net income for the fiscal year ended December 28, 2025 compared to the fiscal year ended December 29, 2024 partially offset by a decrease in the tax benefit of non-qualified stock option exercises that occurred during the fiscal year ended December 28, 2025 compared to the fiscal year ended December 29, 2024.

Comparison of Fiscal Years Ended December 29, 2024 and December 31, 2023

For the discussion of the financial condition and results of operations for the fiscal year ended December 29, 2024 compared to the fiscal year ended December 31, 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Result of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, filed with the Securities and Exchange Commission on February 27, 2025.

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
•
Interest expense;
•
Interest income; and
•
Amortization of cloud computing arrangements.

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

Beginning in fiscal year 2025, amortization of cloud computing arrangements is included in our Adjusted EBITDA calculation. We recently completed a multi-year transition to a new cloud-based enterprise resource planning system to support our future growth and more fully optimize our existing processes, which we began to amortize in the fourth quarter of fiscal year 2025. Amortization of cloud computing arrangements is recognized in selling, general and administrative expenses in our consolidated statements of income.

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

The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024
	(in thousands)
Net income	$66,282	$53,388
Depreciation and amortization(1)	13,844	13,093
Stock-based compensation expense	12,389	10,268
Income tax provision	24,982	14,150
Interest expense	874	1,010
Interest income	(5,013)	(5,246)
Amortization of cloud computing arrangements	668	—
Adjusted EBITDA	$114,026	$86,663

(1) Amount also includes finance lease amortization.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had net income of $66.3 million for the fiscal year ended December 28, 2025 and retained earnings of $149.4 million as of December 28, 2025. With cash, cash equivalents and marketable securities of $113.4 million as of December 28, 2025 and $60.0 million available under our credit facility agreement with JPMorgan Chase Bank, N.A., or the Credit Facility, we anticipate having sufficient liquidity to make investments in our business to support our long-term growth strategy.

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

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. We may be required to seek additional equity or debt financing. However, a significant disruption of global financial markets (including a disruption due to public health pandemics, geopolitical tensions and wars, trade wars, inflation or other factors) may result in our inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations. As of December 28, 2025, future minimum lease payments under non-cancelable operating leases totaled $54.1 million and future minimum lease payments under non-cancelable finance leases totaled $11.4 million.

Additionally, in 2025 we broke ground on Vital Crossroads, our planned second egg washing and packing facility with onsite cold storage in Seymour, Indiana. We anticipate that we will incur approximately $120.0 million to $140.0 million in capital expenditures related to the new egg washing and packing facility with onsite cold storage in the next 12 months and will incur further expenditures in the years following. We also anticipate that we will incur approximately $5.0 million to $15.0 million in capital expenditures over the next 12 months related to the development of accelerator farms on previously acquired farmland in Indiana or the purchase and development of future parcels, with further expenditures incurred in the years following. Finally, we anticipate increased expenditures in marketing during fiscal 2026 to support progress toward our long-term marketing goals.

On February 19, 2026, our Board of Directors authorized and approved entry into a stock repurchase program, which authorized us to periodically repurchase up to $100.0 million of our common stock through the two-year anniversary of the approval of the stock repurchase program. Repurchases of our common stock made under the stock repurchase plan shall be effected from time to time, including, without limitation, pursuant to one or more written repurchase plans intended to qualify for the protections of Rule 10b5-1 of the Exchange Act, open market transactions made in reliance on the Rule 10b-18 of the Exchange Act safe harbor, and/or similar arrangements.

Credit Facility

On April 9, 2024, we entered into the Credit Facility with JPMorgan Chase Bank, N.A. and the other lenders party thereto, which provides for a five-year, $60.0 million revolving credit facility. The Credit Facility includes a $5.0 million letter of credit sub-limit and an accordion option that would allow us to increase the aggregate revolving commitments or add incremental term loans in an aggregate amount not to exceed the greater of (i) $35.0 million and (ii) an amount equal to 100% of consolidated adjusted EBITDA.

Any borrowings under the Credit Facility bear interest, at our election, at either (i) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus 0.10% plus a margin of either 0.75%, 1.00% or 1.25% depending on our net leverage ratio, or (ii) an alternative base rate plus a margin of either 1.75%, 2.00% or 2.25%, depending on our net leverage ratio. We are required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at either 0.20% or 0.375% per annum depending on our revolving exposure. Additionally, we are required to pay a participation fee on the account of each lender for each outstanding letter of credit at a rate equal to the applicable rate used to determine the interest rate applicable to term benchmark revolving loans.

The Credit Facility is secured by liens on substantially all of our assets, including certain intellectual property assets and investment securities. It requires us to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. The Credit Facility contains other customary covenants, representations and events of default. As a result of the limitations contained in the Credit Facility, certain of the net assets on our consolidated balance sheet as of December 28, 2025 are restricted in use. As of December 28, 2025, there was no outstanding balance under the Credit Facility, and we were in compliance with all covenants under the Credit Facility.

See “Long-Term Debt—JPMorgan Credit Facility” in Note 14 to our consolidated financial statements included elsewhere in this Annual Report for additional details related to our JPMorgan Credit Facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	52-Weeks Ended
	December 28, 2025	December 29, 2024
	(in thousands)
Net cash provided by operating activities	$33,715	$64,824
Net cash used in investing activities	(134,252)	(7,026)
Net cash (used in) provided by financing activities	(1,233)	8,654
Net (decrease) increase in cash and cash equivalents	$(101,770)	$66,452

Operating Activities

The decrease in net cash provided by operating activities during the fiscal year ended December 28, 2025 was primarily due to an increase of $60.1 million in net cash outflows compared to the fiscal year ended December 29, 2024, partially offset by (i) an increase in non-cash adjustments of approximately $16.1 million and (ii) an increase of net income of approximately $12.9 million.

The main drivers of the changes in operating assets and liabilities during fiscal 2025 were (i) a $47.8 million increase in inventory purchases and (ii) a $34.7 million cash outflow from payments on our operating lease obligations, partially offset by an increase of $16.9 million in accounts payable due to timing of invoices and payments.

Investing Activities

The increase in cash used in investing activities during the fiscal year ended December 28, 2025 was primarily due to increases in purchases of property, plant and equipment and available-for-sale securities, partially offset by an increase in maturities and call redemptions of available-for-sale securities during the fiscal year ended December 28, 2025 compared to the fiscal year ended December 29, 2024.

Financing Activities

The change in net cash used in financing activities of $1.2 million during the fiscal year ended December 28, 2025 as compared to net cash provided by financing activities of $8.6 million during the fiscal year ended December 29, 2024 was primarily driven by (i) a decrease in the proceeds received from the exercise of stock options and (ii) an increase in payments for tax withholding obligations on vested RSU shares during the fiscal year ended December 28, 2025 compared to the fiscal year ended December 29, 2024.

Seasonality

Demand for our products fluctuates in response to seasonal factors. Demand tends to increase with the start of the school year and is highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter, and is lowest during the summer months. Seasonality may also impact the risk of agricultural diseases such as highly pathogenic avian influenza, which can be influenced by seasonal bird migration patterns. As a result of seasonal and quarterly fluctuations, comparisons of our sales and results of operations between different quarters within a single fiscal year are not necessarily meaningful comparisons.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in the financial statements and related notes thereto. Critical accounting estimates are those estimates that, in accordance with GAAP, involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our consolidated financial statements. Management has determined that our most critical accounting estimates are those relating to revenue recognition and trade promotions, and income taxes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making these estimates, actual results reported in future periods could differ materially from those estimates. The following is a summary of certain accounting estimates we consider critical. For further discussion about our accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements appearing elsewhere in this Annual Report.

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

Commodity Price Risk

Our eggs and butter are sourced through a distributed supply chain of small farms. The price we pay to purchase shell eggs from farmers fluctuates based on pallet weight, and under our buy-sell contracts, which account for all of the laying hens in our network of contracted family farms as of December 28, 2025, the price we pay is also adjusted quarterly for changes in feed cost, which may cause our agreed-upon pricing under these contracts to fluctuate on a quarterly basis. Our buy-sell contracts subject us to risk of price fluctuations in feed ingredients, primarily consisting of corn and soy. The price we pay for butter is subject to butter commodity fluctuations. A hypothetical 10% increase or decrease in the weighted-average cost of these ingredients across our product lines as of December 28, 2025 would have resulted in an increase or decrease to cost of goods sold for the fiscal year ended December 28, 2025 of approximately $12.9 million. We strive to offset the impact of ingredient cost increases with a combination of cost savings initiatives and efficiencies and price increases on our products.

Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict creating price risk. A hypothetical 10% increase or decrease in the weighted-average cost of packaging raw materials as of December 28, 2025 would have resulted in an increase or decrease to cost of goods sold for the fiscal year ended December 28, 2025 of approximately $5.2 million. We seek to mitigate the impact of raw materials cost increases with a combination of negotiated pricing agreements, cost savings initiatives and efficiencies and price increases on our products.

Interest Rate Risk

We are subject to interest rate risk in connection with our credit facility agreement with JPMorgan Chase, N.A., or the Credit Facility. See the section titled “—Liquidity and Capital Resources—Credit Facility” above for additional details related to our Credit Facility. Based on the average interest rate on the instruments under the Credit Facility during the fiscal year ended December 28, 2025, and to the extent that borrowings were outstanding, we do not believe that a hypothetical 10% change in the interest rate would have a material effect on our results of operations or financial condition for the fiscal year ended December 28, 2025.

Our interest-earning instruments also carry a degree of interest rate risk. As of December 28, 2025, we had cash and cash equivalents of $48.8 million and investments in available for sale securities of $64.5 million. As of December 28, 2025, the effective maturity of our investment securities available for sale was approximately three months and the composite credit rating of the holdings is Aaa on the Moody’s rating scale.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure during the fiscal year ended December 28, 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Vital Farms, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vital Farms, Inc. and subsidiary (the Company) as of December 28, 2025 and December 29, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended December 28, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the sufficiency of audit evidence obtained over eggs and butter revenue

As discussed in Notes 2 and 6 to the consolidated financial statements, the Company’s net revenue is primarily generated from the sale of eggs and butter. The Company recognized net revenue of $733,176 thousand from eggs and egg-related products (eggs revenue) and $26,268 thousand from butter and butter-related products (butter revenue) for the fiscal year ended December 28, 2025.

We identified the evaluation of the sufficiency of audit evidence obtained over eggs revenue and butter revenue as a critical audit matter. Subjective auditor judgment was required due to the highly automated nature of certain processes to record egg revenue and butter revenue that involved the interface of data across multiple information technology (IT) systems and third-party logistics providers and a system implementation in fiscal 2025. Additionally, IT professionals with specialized skills and knowledge were required to determine the nature and extent of audit evidence to obtain and to evaluate the results of the procedures.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of eggs revenue and butter revenue. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of eggs revenue and butter revenue, including controls over data from third-party logistics providers and the system implementation. We involved IT professionals with specialized skills and knowledge who assisted in testing certain general IT and automated internal controls over IT systems used for the processing and recording of eggs and butter revenue. For selections of transactions, we evaluated the reliability of information used in our procedures by comparing information in certain IT systems to underlying documentation. We performed a software-assisted data analysis to test relationships among certain eggs and butter revenue transactions. For a selection of eggs and butter revenue transactions, we compared the recorded revenue amounts to underlying documentation, including invoices, cash receipts, bills of lading, and contracts with customers. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Austin, Texas
February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Vital Farms, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Vital Farms, Inc. and subsidiary's (the Company) internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2025 and December 29, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Austin, Texas
February 26, 2026

VITAL FARMS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	December 28, 2025	December 29, 2024

Assets
Current assets:
Cash and cash equivalents	$48,831	$150,601
Investment securities, available-for-sale	64,520	9,692
Accounts receivable, net of allowance for credit losses of $685 and $691 as of December 28, 2025 and December 29, 2024, respectively	67,849	54,342
Inventories	66,495	23,666
Prepaid expenses and other current assets, net of allowance for credit losses of $34 and $240 as of December 28, 2025 and December 29, 2024, respectively	11,304	7,740
Income taxes receivable	1,410	—
Assets held for sale	2,141	—
Total current assets	262,550	246,041
Property, plant and equipment, net	160,601	84,521
Operating lease right-of-use assets	80,390	19,617
Goodwill and other assets	15,197	9,153
Total assets	$518,738	$359,332
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,141	$38,582
Accrued liabilities	54,826	31,328
Operating lease liabilities, current	4,673	3,849
Finance lease liabilities, current	5,670	3,932
Income taxes payable	1,268	838
Total current liabilities	121,578	78,529
Operating lease liabilities, non-current	38,050	2,918
Finance lease liabilities, non-current	5,098	8,011
Other liabilities	2,752	572
Total liabilities	$167,478	$90,030
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of December 28, 2025 and December 29, 2024; no shares issued and outstanding as of December 28, 2025 and December 29, 2024	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of December 28, 2025 and December 29, 2024; 44,797,125 and 44,042,355 shares issued and outstanding as of December 28, 2025 and December 29, 2024, respectively	4	4
Additional paid-in capital	201,820	186,182
Retained earnings	149,395	83,113
Accumulated other comprehensive income	41	3
Total stockholders’ equity	$351,260	$269,302
Total liabilities and stockholders’ equity	$518,738	$359,332

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net revenue	$759,444	$606,307	$471,857
Cost of goods sold	473,762	376,381	309,531
Gross profit	285,682	229,926	162,326
Operating expenses:
Selling, general and administrative	159,426	133,939	101,728
Shipping and distribution	37,883	32,435	27,344
Total operating expenses	197,309	166,374	129,072
Income from operations	88,373	63,552	33,254
Other income (expense), net:
Interest expense	(874)	(1,010)	(782)
Interest income	5,013	5,246	2,542
Other expense, net	(1,248)	(250)	(2,813)
Total other income (expense), net	2,891	3,986	(1,053)
Net income before income taxes	91,264	67,538	32,201
Income tax provision	24,982	14,150	6,635
Net income	$66,282	$53,388	$25,566
Net income per share:
Basic:	$1.49	$1.25	$0.62
Diluted:	$1.44	$1.18	$0.59
Weighted average common shares outstanding:
Basic:	44,587,030	42,849,660	41,192,544
Diluted:	46,019,607	45,127,128	43,312,836

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net income	$66,282	$53,388	$25,566
Other comprehensive income, before tax:
Available-for-sale debt securities:
Unrealized net holding gain	68	456	1,371
Amounts reclassified for realized (gains) losses to earnings	(13)	1	182
Available-for-sale debt securities, before tax	55	457	1,553
Other comprehensive income, before tax	55	457	1,553
Income tax expense related to items of other comprehensive income	(17)	(77)	(383)
Other comprehensive income, net of tax	38	380	1,170
Comprehensive income	$66,320	$53,768	$26,736

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balances at December 25, 2022	40,746,990	$4	$155,716	$4,159	$(1,547)	$158,332
Exercise of stock options	737,000	—	692	—	—	692
Vesting of restricted stock units	217,347	—	—	—	—	-
Shares withheld for tax liability on vested restricted stock units	(42,566)	—	(796)	—	—	(796)
Shares issued under employee stock purchase plan	25,878	—	296	—	—	296
Stock-based compensation expense	—	—	7,417	—	—	7,417
Other comprehensive income, net	—	—	—	—	1,170	1,170
Net income	—	—	—	25,566	—	25,566
Balances at December 31, 2023	41,684,649	$4	$163,325	$29,725	$(377)	$192,677
Exercise of stock options	2,143,468	—	13,680	—	—	13,680
Vesting of restricted stock units	255,570	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(68,219)	—	(1,510)	—	—	(1,510)
Shares issued under employee stock purchase plan	26,887	—	419	—	—	419
Stock-based compensation expense	—	—	10,268	—	—	10,268
Other comprehensive income, net	—	—	—	—	380	380
Net income	—	—	—	53,388	—	53,388
Balances at December 29, 2024	44,042,355	$4	$186,182	$83,113	$3	$269,302
Exercise of stock options	507,473	—	5,577	—	—	5,577
Vesting of restricted stock units	316,335	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(101,773)	—	(3,163)	—	—	(3,163)
Shares issued under employee stock purchase plan	32,735	—	835	—	—	835
Stock-based compensation expense	—	—	12,389	—	—	12,389
Other comprehensive income, net	—	—	—	—	38	38
Net income	—	—	—	66,282	—	66,282
Balances at December 28, 2025	44,797,125	$4	$201,820	$149,395	$41	$351,260

See accompanying notes to the consolidated financial statements.

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$66,282	$53,388	$25,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,844	13,093	7,925
Reduction in the carrying amount of right-of-use assets	8,931	4,191	4,129
Amortization and accretion of available-for-sale securities	(1,265)	110	348
Amortization of cloud computing arrangements	668	—	—
Amortization of debt issuance costs	85	60	—
Stock-based compensation expense	12,389	10,268	7,417
Uncertain tax positions	1,100	(82)	58
Deferred taxes	689	(1,864)	(179)
Net realized losses on derivative instruments	1,306	272	2,711
Increase in inventory provision	4,701	299	397
Other	1,296	1,306	41
Changes in operating assets and liabilities:
Accounts receivable	(13,500)	(14,785)	(862)
Inventories	(47,794)	8,930	(6,443)
Prepaid expenses and other current assets	(2,558)	(1,244)	(1,151)
Income taxes receivable	(1,410)	—	—
Other assets	(8,037)	(3,755)	98
Income taxes payable	430	(368)	782
Accounts payable	16,931	5,810	6,671
Accrued liabilities	14,331	6,749	5,157
Operating lease liabilities	(34,704)	(17,554)	(1,759)
Net cash provided by operating activities	$33,715	$64,824	$50,906
Cash flows from investing activities:
Purchases of property, plant and equipment	(81,950)	(28,646)	(11,538)
Purchases of available-for-sale securities	(95,139)	—	(982)
Purchases of derivative instruments	(823)	(1,701)	(1,971)
Sales of available-for-sale securities	404	—	2,895
Settlements of derivative instruments	272	—	106
Maturities and call redemptions of available-for-sale securities	41,240	23,320	32,265
Proceeds from the sale of property, plant and equipment	1,744	1	1,056
Return of investment in variable interest entity	—	—	552
Net cash (used in) provided by investing activities	$(134,252)	$(7,026)	$22,383

See accompanying notes to the consolidated financial statements

VITAL FARMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash flows from financing activities:
Proceeds from borrowing under revolving line of credit	—	—	7,500
Proceeds from exercise of stock options	5,577	13,680	692
Proceeds from issuance of common stock under employee stock purchase plan	835	419	296
Repayment of revolving line of credit	—	—	(7,500)
Payment of tax withholding obligation on vested RSU shares	(3,163)	(1,510)	(796)
Principal payments under finance lease obligations	(4,482)	(3,521)	(2,246)
Payment of financing costs	—	(414)	—
Net cash (used in) provided by financing activities	$(1,233)	$8,654	$(2,054)
Net (decrease) increase in cash and cash equivalents	(101,770)	66,452	71,235
Cash and cash equivalents at beginning of the period	150,601	84,149	12,914
Cash and cash equivalents at end of the period	$48,831	$150,601	$84,149
Supplemental disclosure of cash flow information:
Cash paid for interest	$782	$950	$775
Cash paid for income taxes, net of amounts refunded	$24,173	$16,465	$5,975
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$9,256	$884	$187

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

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. Therefore, the financial results of certain 53-week fiscal years will not be exactly comparable to the prior and subsequent 52-week fiscal years. The audited consolidated financial statements for the fiscal years ended December 28, 2025 and December 29, 2024, contain operating results for 52 weeks, while the audited consolidated financial statements for the fiscal year ended December 31, 2023 contain operating results for 53 weeks.

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

The Company’s customer concentration for the periods presented were as follows:

	Net Revenue Year Ended December 28, 2025	Net Revenue Year Ended December 29, 2024	Net Revenue Year Ended December 31, 2023	Accounts Receivable, Net as of December 28, 2025	Accounts Receivable, Net as of December 29, 2024
Customer A	22%	24%	25%	16%	16%
Customer B	10%	*	*	15%	10%
Customer C	*	*	*	*	13%
Customer D	*	*	*	10%	10%

* Denotes percentage less than 10%

Cash and Cash Equivalents: The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash deposits are all in financial institutions in the United States. As of December 28, 2025 and December 29, 2024, cash and cash equivalents consisted of cash on deposit with balances denominated in U.S. dollars and investments in money market funds and U.S. treasury bills.

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

Inventories: Inventories are stated at the lower of cost (which approximates weighted average costs) or net realizable value. In addition to product cost, inventory costs include expenditures such as in-bound shipping and handling and warehousing costs incurred in bringing the inventory to its existing condition and location. Inventory includes eggs and egg-related products, butter and butter-related products, packaging, feed, laying hens, pullets, and equipment parts. A reduction in the carrying value of an inventory item from cost to net realizable value is recorded in cost of goods sold with the offset to inventory. Any inventory that does not meet the quality control standards of the Company is separated and written down to its net realizable value.

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

Property, Plant and Equipment: Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. The general range of useful lives of property, plant and equipment is as follows:

Estimated Useful Life
Land	N/A
Land improvements	15 years
Buildings and improvements	15 to 39 years
Vehicles	5 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	5 to 7 years
Leasehold improvements	Lesser of lease term or 7 years

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

Cloud Computing Arrangements: The Company incurs costs to implement cloud computing arrangements hosted by third party vendors. Costs incurred to implement cloud computing service arrangements are capitalized when incurred during the application development phase and recognized as other current assets and other non-current assets in the consolidated balance sheets. Amortization of the cloud computing arrangement implementation costs began when the software was placed in service in September 2025 and is recorded in selling, general and administrative expenses.

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

Impairment of Long-Lived Assets: The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate the carrying value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects and the effects of obsolescence, demand, competition and other economic factors. The Company did not recognize an impairment loss during the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023.

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in the provision for income taxes. As of December 28, 2025 and December 29, 2024 the Company had accrued interest and penalties related to uncertain tax positions of $499 and $157.

Net Income per Share: The Company applies the two-class method to compute basic and diluted net income per share attributable to the Company’s common stockholders when shares meet the definition of participating securities. The two-class method determines net income per share for each class of the Company’s common stock and preferred stock according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between the Company’s common stock and preferred stock based upon their respective rights to share in the earnings as if all income for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the preferred stock does not have a contractual obligation to share in the Company’s losses.

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

Revenue is recognized when control of the product is transferred to the customer and the related performance obligation is satisfied, which typically occurs upon delivery of the product to the customer, for an amount that reflects the net consideration the Company expects to receive in exchange for delivering the product. The Company offers sales incentives through various programs to customers and allows deductions from its customers, which may include credits or discounts to customers in the event that products do not conform to customer specifications or expire at a customer’s site. The cost associated with variable consideration is estimated and recorded as a reduction in revenue and is recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of this cost therefore requires management judgment regarding the volume of promotional offers that will be redeemed. Differences between estimated cost and actual redemptions are recognized as a change in management estimate in a subsequent period.

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

Shipping and Distribution: The Company’s shipping and distribution costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment. Shipping and distribution costs were $37,883, $32,435, and $27,344 during the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. Freight-in costs are included within cost of goods sold and were $3,963, $3,526, and $4,823 during the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

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

Advertising and Promotion Expenses: Advertising and promotion expenses consist primarily of production costs and the costs to communicate the advertisements to promote and market the Company’s products. Production costs such as idea development, artwork, audio and video crews and other upfront development costs are expensed the first time the associated advertising campaign is launched or aired. The costs to communicate the advertisements such as airtime and distribution costs are expensed as incurred. During the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, the Company incurred advertising and promotion expenses of approximately $41,330, $32,138, and $23,625, respectively.

Recently Adopted Accounting Pronouncements: In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures (“ASU 2023-09”) in order to enhance the transparency and usefulness of income tax disclosures. The guidance is applicable to all entities subject to income tax and it will require disclosure of certain categories within the rate reconciliation to improve consistency as well as disclosure of reconciling items which meet a certain quantitative threshold which will improve transparency. Additionally, entities must disclose the amount of taxes paid to federal, state and foreign municipalities. For public business entities ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but resulted in expanded disclosures in Note 17 “Income Taxes” below.

Recently Issued Accounting Pronouncements Not Yet Adopted: In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of its pending adoption of ASU 2024-03 on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of December 28, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury Bills	$64,476	$44	$—	$—	$64,520
Total	$64,476	$44	$—	$—	$64,520

The following table summarizes the Company’s available-for-sale investment securities as of December 29, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. corporate bonds and U.S. dollar denominated foreign bonds	$9,702	$15	$(25)	$—	$9,692
Total	$9,702	$15	$(25)	$—	$9,692

The following table presents the Company’s proceeds, gross realized gains and losses from the sale of available-for-sale securities for the periods presented:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Proceeds	$404	$—	$2,895

Gross realized gains	13	—	—
Gross realized losses	—	(1)	(183)
Net realized losses	$13	$(1)	$(183)

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of December 28, 2025 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$64,476	$64,520
Due after one year through five years	—	—
Total available-for-sale	$64,476	$64,520

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

December 28, 2025
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

As of December 28, 2025, there were no diversified issuances in the Company’s securities portfolio in an unrealized loss position.

The Company does not believe there has been any significant decline in the creditworthiness of the issuers and the Company does not have current liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on the investment securities as of December 28, 2025.

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

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	December 28, 2025	December 29, 2024
Commodity:
Corn	Bushels (in thousands)	1,500	3,593
Soybean Meal	Tons	16	37

For the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $1,306, $273, and $2,435, respectively.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of December 28, 2025, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$14,807	$—	$—	$14,807
U.S. Treasury Bills	—	4,998	—	4,998
Investment securities, available-for-sale:
U.S. Treasury Bills	—	64,520	—	64,520
Prepaid expenses and other current assets:
Derivative financial instruments	—	262	—	262
Total assets measured at fair value	$14,807	$69,780	$—	$84,587

	Fair Value Measurements as of December 29, 2024, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$114,249	$—	$—	$114,249
Investment securities, available-for-sale:
U.S. corporate bonds and U.S. dollar denominated foreign bonds	—	9,692	—	9,692
Prepaid expenses and other current assets:
Derivative financial instruments	—	1,153	—	1,153
Total assets measured at fair value	$114,249	$10,845	$—	$125,094

During the fiscal year ended December 28, 2025, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Summary of Significant Accounting Policies” in Note 2 and “Investment Securities” in Note 3 above.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other non-trade receivables included in prepaid expense and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net Revenue:
Eggs and egg-related products	$733,176	$580,954	$449,045
Butter and butter-related products	26,268	25,353	22,812
Net Revenue	$759,444	$606,307	$471,857

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs, and stick butter. The Company’s ghee and spreadable tub butter offerings were discontinued during the fiscal year ended December 31, 2023. The revenues related to the discontinued product lines were immaterial.

7. Allowance for Credit Losses

As of December 28, 2025 and December 29, 2024, the Company had an allowance for credit losses of $719 and $931, respectively.

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

Changes in the allowance for credit losses for the periods presented were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 25, 2022	$(493)	$(206)	$(699)
Provisions charged to operating results	(364)	(148)	(512)
Account write-offs	307	127	434
As of December 31, 2023	$(550)	$(227)	$(777)
Provisions charged to operating results	(290)	(153)	(443)
Account write-offs	149	140	289
As of December 29, 2024	$(691)	$(240)	$(931)
(Provisions) reductions charged to operating results	(49)	206	157
Account write-offs	55	—	55
As of December 28, 2025	$(685)	$(34)	$(719)

8. Inventories

Inventory consisted of the following as of the periods presented:

	December 28, 2025	December 29, 2024
Eggs and egg-related products	$29,836	$7,384
Butter and butter-related products	20,394	8,691
Packaging	10,842	4,296
Pullets	7,602	1,657
Other	2,744	1,860
Reserve for inventory obsolescence	(4,923)	(222)
Inventories	$66,495	$23,666

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether charges for excess or obsolete inventory reserves are required.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the periods presented:

	December 28, 2025	December 29, 2024
Prepaid expenses	$5,239	$4,403
Other receivables, net	3,123	1,812
Cloud computing implementation costs	2,680	372
Derivative financial instruments	262	1,153
Prepaid expenses and other current assets, net	$11,304	$7,740

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	December 28, 2025	December 29, 2024
Land	$10,660	$11,200
Land improvements	2,547	818
Buildings and improvements	40,398	30,607
Vehicles	1,999	1,468
Machinery and equipment	69,137	58,847
Leasehold improvements	491	491
Furniture and fixtures	636	531
Construction in progress	77,824	14,456
	203,692	118,418
Less: Accumulated depreciation and amortization	(43,091)	(33,897)
Property, plant and equipment, net	$160,601	$84,521

During the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, depreciation of property, plant and equipment was approximately $9,254, $9,255, and $7,925, respectively.

During the 52-week period ended December 28, 2025, the Company elected to sell certain parcels of land located in Indiana previously purchased for the development of “accelerator farms” that in the aggregate total approximately 526 acres. Such parcels of land met the criteria to be classified as assets held for sale. As of December 28, 2025, approximately 263 acres remain to be sold with a carrying amount of $2.1 million classified as assets held for sale in the condensed consolidated balance sheets and are expected to be disposed of within the next 12 months.

11. Leases

The Company leases office facilities, warehouses, office equipment and vehicles for delivery of products under lease agreements with initial terms approximating one to eleven years. The Company's finance leases include leases on a transportation fleet as well as office equipment and its operating leases primarily consist of leases on its buildings, including its corporate headquarters.

In addition, substantially all the Company’s long-term supply contracts with farms contain components that meet the definition of embedded leases within the scope of Topic 842. These arrangements convey to the Company the right to control implicitly identified property, plant and equipment as it takes substantially all the utility generated by these assets over the term of the arrangements at a variable price. The initial term of these supply agreements ranges from one to ten years. Excluding upfront leasing costs discussed below, the total purchase commitments contained in these arrangements are variable and represent rentals; there are no minimum purchase commitments associated with these long-term supply contracts. Beginning in December 2023, the Company executed long-term supply contracts with farms to provide an upfront lease payment to offset farm construction costs, loans and other startup costs. The upfront leasing costs have been classified within operating lease ROU assets on the consolidated balance sheet for the fiscal years ended December 28, 2025 and December 29, 2024 and are amortized to cost of goods sold over the term of the long-term supply arrangements.

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

The Company’s office lease for its corporate headquarters facility in Austin, Texas includes an option to renew, generally at the Company's sole discretion, with renewal terms that can extend the lease term up to five years. In addition, certain leases contain termination options, where the rights to terminate are held by the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. As of December 28, 2025, it is not reasonably certain that the Company will exercise the right to extend its office lease and therefore, the Company has not included the extended term in the calculation of its ROU assets or liabilities. The Company’s leases do not contain any material restrictive covenants or residual value guarantees.

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for ROU assets and interest expense associated with finance lease liabilities. Amortization expense associated with finance leases during the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 was $4,590, $3,838 and $2,565, respectively, and is recorded within costs of goods sold and selling, general and administrative costs in the consolidated statement of income.

The components of lease cost consisted of the following for the periods presented:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Operating lease cost	$9,850	$4,789	$1,714
Finance lease cost – amortization of ROU assets	4,590	3,838	2,565
Finance lease cost – interest on lease liabilities	782	941	740
Short-term lease cost	1,210	158	771
Variable lease cost	21,126	11,293	7,533
Variable lease cost – long-term supply contracts	255,397	225,390	200,050
Total lease cost	$292,955	$246,409	$213,373

Supplemental balance sheet information related to leases is as follows:

	As of December 28, 2025	As of December 29, 2024
Finance Leases
Machinery and equipment	$21,281	$18,074
Less: Accumulated depreciation and amortization	(11,229)	(6,675)
Property, plant and equipment, net	$10,052	$11,399

	As of December 28, 2025	As of December 29, 2024
Weighted-average remaining lease term (years)
Operating leases	10.56	2.38
Finance leases	1.85	2.83
Weighted-average discount rate
Operating leases	4.77%	7.55%
Finance leases	6.73%	7.17%

Future undiscounted cash flows are as follows:

	As of December 28, 2025
	Operating Leases	Finance Leases
2026	$6,548	$6,187
2027	5,291	5,228
2028	4,700	—
2029	4,700	—
2030	4,700	—
Thereafter	28,200	—
Total lease payments	54,139	11,415
Less imputed interest	(11,416)	(647)
Total present value of lease liabilities	$42,723	$10,768

Supplemental cash flow information related to leases is as follows:

Cash paid for amounts included in measurement of lease liabilities:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024
Operating cash outflows - payments on operating leases	$34,704	$17,554
Operating cash outflows - interest payments on finance leases	782	941
Financing cash outflows - principal payments on finance leases	4,482	3,521

ROU assets obtained in exchange for new lease obligations:

	As of December 28, 2025	As of December 29, 2024
Operating leases	$73,585	$14,988
Finance leases	3,462	1,728

Decreases in ROU assets related to lease terminations and modifications:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024
Operating leases	$3,881	$91
Finance leases	219	—

12. Goodwill and Other Assets

Goodwill and other assets consisted of the following as of the periods presented:

	December 28, 2025	December 29, 2024
Goodwill	$3,858	$3,858
Cloud computing implementation costs, net	9,501	3,834
Deferred tax asset	1,776	1,399
Other non-current assets	62	62
Goodwill and other assets	$15,197	$9,153

As of December 28, 2025 and December 29, 2024 the Company has capitalized costs of $12,849 and $4,206 relating to cloud computing arrangement implementation costs. Of this total, $9,501 and $3,834 are classified as non-current assets under the heading “goodwill and other assets”, including $668 and $0 of accumulated amortization, and $2,680 and $372 are classified as current assets under the heading “prepaid expenses and other current assets” as of December 28, 2025 and December 29, 2024, respectively. This software was developed by a third-party in conjunction with the Company’s employees. Amortization of the cloud computing arrangement implementation costs began once the software was placed in service in September 2025 and classified within “selling, general and administrative costs.”

13. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	December 28, 2025	December 29, 2024
Employee-related costs	$11,816	$15,074
Promotions and customer deductions	12,394	8,204
Distribution fees and freight	7,346	3,193
Marketing and broker commissions	4,845	2,235
Purchases of inventory	5,128	641
Professional fees	1,259	958
Property, plant and equipment	7,923	380
Taxes	3,049	31
Other	1,066	612
Accrued liabilities	$54,826	$31,328

14. Long-Term Debt

JPMorgan Credit Facility

On April 9, 2024, the Company entered into a syndicated credit agreement with JPMorgan Chase Bank, N.A. and the other lenders party thereto (the “Credit Facility”), which provides for a five-year, $60.0 million revolving credit facility.

The Credit Facility includes a $5.0 million letter of credit sub-limit and an accordion option that would allow the Company to increase the aggregate revolving commitments or add incremental term loans in an aggregate amount not to exceed the greater of (i) $35.0 million and (ii) an amount equal to 100% of consolidated adjusted EBITDA.

Any borrowings under the Credit Facility bear interest, at the Company’s election, at either (i) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus 0.10% plus a margin of either 0.75%, 1.00% or 1.25% depending on the Company’s net leverage ratio or (ii) an alternative base rate plus a margin of either 1.75%, 2.00% or 2.25%, depending on the Company’s net leverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrue at either 0.20% or 0.375% per annum depending on the Company’s revolving credit exposure. Additionally, the Company is required to pay a participation fee on the account of each lender for each outstanding letter of credit at a rate equal to the applicable rate used to determine the interest rate applicable to term benchmark revolving loans.

The Credit Facility is secured by liens on substantially all of the Company’s assets, including certain intellectual property assets and investment securities. It requires the Company to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. As a result of the limitations contained in the Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of December 28, 2025 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. As of December 28, 2025, the Company was in compliance with all covenants under the JPMorgan Credit Facility.

As of December 28, 2025 and December 29, 2024, there were no outstanding amounts under the Credit Facility. During the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, the Company recognized interest expense related to draws on the respective revolving lines of credit of $0, $0 and $7, respectively.

15. Common Stock

As of December 28, 2025, the Company’s amended and restated certificate of incorporation authorized the Company to issue 310,000,000 shares of common stock, par value $0.0001 per share, of which 44,797,125 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	December 28, 2025	December 29, 2024
Options to purchase common stock	1,170,025	1,703,287
Restricted stock units (“RSUs”)	608,138	644,141
Performance stock units (“PSUs”)	362,903	238,764
Shares available for grant under the 2020 Equity Incentive Plan (“2020 Incentive Plan”) and 2020 Employee Stock Purchase Plan (“2020 ESPP”)	16,777,235	14,887,764
Total	18,918,301	17,473,956

16. Stock-Based Compensation

The Company recognized stock-based compensation expense and the related tax benefit as follows for the periods presented:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cost of goods sold[1]	$595	$296	$260
Selling, general and administrative expense[2]	11,794	9,972	7,157
Total	$12,389	$10,268	$7,417

Tax benefit	$2,561	$5,160	$2,998
1.
Includes $89, $18 and $7 of expense related to the 2020 ESPP for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.
2.
Includes $253, $149 and $97 of expense related to the 2020 ESPP for the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively.

Stock Option Activity

The following table summarizes stock option activity since December 29, 2024:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 29, 2024	1,703,287	$14.30		$39,264
Granted	—	$—		$—
Exercised	(507,473)	$10.99		$14,430
Cancelled/Forfeited	(25,789)	$15.67		$544
Outstanding as of December 28, 2025	1,170,025	$15.70	4.8	$18,978
Options exercisable as of December 28, 2025	1,024,624	$15.80	4.5	$16,539
Options vested and expected to vest as of December 28, 2025	1,170,025	$15.70	4.8	$18,978

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

The following table summarizes the valuation model assumptions, fair values and intrinsic values of stock options during the fiscal years indicated:

	December 28, 2025	December 29, 2024	December 31, 2023
Expected term (in years)	—	—	6.0
Expected stock price volatility	—	—	27.8% - 29.2%
Risk-free interest rate	—	—	3.63% - 4.45%
Expected dividend yield	—	—	0%
Weighted average fair value at grant date	$—	$—	$5.33
Fair value of stock options vested	$992	$3,229	$3,160
Intrinsic value of stock options exercised	$14,430	$57,535	$9,091
Proceeds from stock options exercised	$5,577	$13,680	$776

As of December 28, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $161, which is expected to be recognized over a weighted-average period of 0.24 years.

Restricted Stock Unit Activity

The following table summarizes RSU activity since December 29, 2024:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 29, 2024	644,141	$19.28
Granted	325,316	$32.08
Vested(1)	(316,335)	$18.24
Forfeited	(44,984)	$25.87
Unvested as of December 28, 2025	608,138	$26.18
1.
Includes 101,773 shares of common stock that were withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2020 Incentive Plan.

As of December 28, 2025, total unrecognized stock-based compensation expense related to the Company’s unvested RSU activity was $10,327, which is expected to be recognized over a weighted-average period of 1.82 years.

The fair value of RSU shares vested during the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023 was $5,771, $3,681 and $3,044, respectively.

Performance Stock Unit Activity

In fiscal 2024, the Company granted PSUs to certain of its officers and employees. These PSUs vest at the end of a three-year period based upon the level of achievement of certain Company performance metrics and the recipient’s continued service over such period. The number of shares that can be earned will range from 0% to 200% of the granted PSUs, based upon the Company’s level of achievement of the stated performance metrics. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable to vest as of December 28, 2025.

The following table summarizes PSU activity since December 29, 2024:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 29, 2024	238,764	$21.82
Granted	133,732	$31.99
Forfeited	(9,593)	$25.63
Unvested as of December 28, 2025	362,903	$25.47

As of December 28, 2025, total unrecognized stock-based compensation expense related to the Company’s unvested PSU activity was $7,233, which is expected to be recognized over a weighted-average period of 1.65 years.

The fair value of PSU shares vested during the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023 was $0, as no shares have vested as of such periods.

2020 Equity Incentive Plan: In July 2020, the Board of Directors adopted the 2020 Incentive Plan, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of Directors. As of December 28, 2025, 13,918,950 shares were available for future grants of the Company’s common stock, which excludes 1,791,885 shares of common stock that were automatically added to the available reserve on January 1, 2026.

Employee Stock Purchase Plan: In July 2020, the Board of Directors adopted the 2020 ESPP, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Board of Directors. As of December 28, 2025, 2,858,285 shares of the Company’s common stock were available for future issuance, which excludes 447,971 shares of common stock that were automatically added to the available reserve on January 1, 2026. The Board of Directors authorizes six-month offering periods, with the most recent beginning on November 16, 2025.

17. Income Taxes

The Company’s income before income taxes is entirely derived from domestic sources for all periods presented:

	December 28, 2025	December 29, 2024	December 31, 2023
Domestic	$91,264	$67,538	$32,201
Net income before income taxes	$91,264	$67,538	$32,201

For the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, the provision for income taxes consisted of the following:

	December 28, 2025	December 29, 2024	December 31, 2023
Current:
Federal	$16,971	$12,604	$5,136
State	7,322	3,410	1,678
Total current income tax expense	24,293	16,014	6,814
Deferred:
Federal	1,303	(1,603)	28
State	(614)	(261)	(207)
Total deferred income tax expense	689	(1,864)	(179)
Provision for income taxes	$24,982	$14,150	$6,635

For the fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023, the income taxes paid by the Company, net of amounts refunded are as follows:

	December 28, 2025	December 29, 2024	December 31, 2023
Federal	$18,479	$13,298	$4,646
State:
California	2,199	1,608	328
All others	3,495	1,559	1,001
Total income taxes paid, net of amounts refunded	$24,173	$16,465	$5,975

The reconciliation of the federal statutory income tax provision to the Company’s effective income tax provision is as follows:

	December 28, 2025		December 29, 2024		December 31, 2023
Net income before income taxes	$91,264		$67,538		$32,201
US federal statutory rate	19,165	21.0%	14,183	21.0%	6,762	21.0%
Current state and local income taxes, net of federal income tax effect(1)	4,301	4.7%	2,552	3.8%	1,117	3.5%

Tax credits	—	0.0%	—	0.0%	(238)	(0.7%)

Change in valuation allowance	(3)	(0.0%)	—	0.0%	84	0.3%

Nontaxable or nondeductible items:
Nondeductible compensation	4,131	4.5%	7,851	11.6%	540	1.7%
Share-based payment awards	(3,456)	(3.8%)	(10,236)	(15.2%)	(1,636)	(5.1%)
Other nontaxable costs	(76)	(0.1%)	(168)	(0.2%)	(56)	(0.2%)

Changes in unrecognized tax benefits	1,100	1.2%	(82)	(0.1%)	58	0.2%

Other adjustments	(180)	(0.2%)	50	0.1%	4	0.0%
Provision for income taxes	$24,982	27.4%	$14,150	21.0%	$6,635	20.6%

(1) State taxes in California, New Jersey and Florida made up greater than 50% of the tax effect in this category for the fiscal years ended December 28, 2025 and December 31, 2023 and state taxes in California and New Jersey made up greater than 50% of the tax effect in this category for the fiscal year ended December 29, 2024.

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred income tax assets and liabilities as of December 28, 2025 and December 29, 2024 were comprised of the following:

	December 28, 2025	December 29, 2024
Deferred tax assets:
Accrued expenses	$5,598	$5,226
Allowances and other reserves	183	173
Inventory	4,468	765
Net operating loss carryforwards	107	106
Stock-based compensation	2,236	1,921
ROU lease liability	13,641	4,599
Other	962	471
Total deferred tax assets	27,195	13,261
Less: Valuation allowance	(81)	(84)
Net deferred tax assets	$27,114	$13,177
Deferred tax liabilities:
Prepaid expenses	$1,079	$776
Property and equipment	11,704	6,216
Operating and finance lease ROU assets	12,953	4,204
Intangible assets	682	582
Total deferred tax liabilities	$26,418	$11,778
Net deferred tax assets	$696	$1,399

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

The activity in the Company’s deferred tax asset valuation allowance for the fiscal years ended December 28, 2025 and December 29, 2024 were as follows:

	December 28, 2025	December 29, 2024
Valuation allowance as of beginning of year	$84	$84
Increases recorded to income tax provision	(3)	—
Valuation allowance as of end of year	$81	$84

As of December 28, 2025, the Company had unrecognized tax benefits, which represent the aggregate tax effect of the differences between tax return positions and the benefits recognized in the Company’s financial statements. At December 28, 2025, all of the unrecognized tax benefits, if recognized, would affect the Company’s annual effective tax rate. The unrecognized tax benefits are long-term in nature and the Company does not anticipate the balance of the unrecognized tax benefits to change materially in the next 12 months.

	December 28, 2025	December 29, 2024
Gross tax contingencies as of beginning of year	$415	$654
Increase in gross tax contingencies	933	—
Decrease in gross tax contingencies	(174)	(239)
Gross tax contingencies as of end of year	$1,174	$415

As of December 28, 2025 and December 29, 2024, the Company had uncertain tax positions of $1.7 million and $0.6 million and deferred tax liabilities of $1.1 million and $0, respectively, under the heading “Other liabilities” in the consolidated balance sheets.

The Company files a U.S. federal income tax return, as well as income tax returns in various states. Tax years 2022 and forward remain open to examination by the tax jurisdictions to which the Company is subject, with certain state taxing jurisdictions being open back to 2019.

18. Net Income Per Share

Basic and diluted net income per share attributable to the Company’s common stockholders were calculated as follows:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Numerator:
Net income	$66,282	$53,388	$25,566
Denominator:
Weighted average common shares outstanding — basic	44,587,030	42,849,660	41,192,544
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	752,018	1,753,780	1,994,774
Effect of potentially dilutive RSUs	312,550	353,040	107,577
Effect of potentially dilutive PSUs	343,830	156,719	—
Effect of potentially dilutive common stock issuable pursuant to the ESPP	24,179	13,929	17,941
Weighted average common shares outstanding — diluted	46,019,607	45,127,128	43,312,836
Net income per share attributable to Vital Farms, Inc. stockholders
Basic	$1.49	$1.25	$0.62
Diluted	$1.44	$1.18	$0.59

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Options to purchase common stock	—	422	15,429
Unvested RSUs	431	4,318	8,362
Unvested PSUs	185	2,209	—
	616	6,949	23,791

19. Accumulated Other Comprehensive Income

The amounts reclassified from accumulated other comprehensive income (“AOCI”) to the statements of income were as follows:

		Amounts Reclassified from AOCI
		Fiscal Year Ended
AOCI Component	Statement of Income Classification	December 28, 2025	December 29, 2024	December 31, 2023
Gains (losses) on available-for-sale securities	Other income, net	$13	$(1)	$(182)
	Total before tax	13	(1)	(182)
	Tax expense	—	—	45
	Net of tax	$13	$(1)	$(137)

The gross amount and related tax expense recorded in, and associated with, each component of other comprehensive income were as follows:

	Fiscal Year Ended
	December 28, 2025			December 29, 2024			December 31, 2023
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale securities:
Unrealized net holding gain	$68	$(17)	$51	$456	$(77)	$379	$1,371	$(338)	$1,033
Amounts reclassified for realized gains (losses) to earnings	13	—	$13	(1)	—	$(1)	(182)	45	$(137)
Total other comprehensive income	$55	$(17)	$38	$457	$(77)	$380	$1,553	$(383)	$1,170

20. Commitments and Contingencies

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of December 28, 2025, the Company has not incurred any material costs as a result of such indemnification agreements.

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

21. Related Party Transactions

Sandpebble Builders Preconstruction, Inc.: The Company has utilized Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for certain project management and related services associated with the construction and expansion of the Company’s egg processing facilities, including certain limited project management and related services for Vital Crossroads, the Company’s second egg washing and packing facility with onsite cold storage in Seymour, Indiana. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Board of Directors. In connection with the services described above, the Company paid Sandpebble $2,458, $1,022, and $631 during the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of the fiscal years ended December 28, 2025 and December 29, 2024, amounts owed to Sandpebble were $136 and $303, respectively, and are included in accounts payable and accrued liabilities.

22. 401(k) Savings Plan

The Company established a defined contribution savings plan in 2017 under Section 401(k) of the Internal Revenue Code of 1986, as amended. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. During the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, the Company made contributions totaling $2,067, $1,472, and $1,185 respectively, to the plan.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company’s CODM:

	Eggs and Butter Segment
	Fiscal Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Net revenue	$759,444	$606,307	$471,857
Less:
Cost of goods sold(1)	460,673	364,097	300,127
Shipping and distribution	37,883	32,435	27,344
Marketing	41,330	32,138	23,625
Other selling, general & administrative(1)	117,341	100,992	77,017
Interest income	(5,013)	(5,246)	(2,542)
Interest expense	874	1,010	782
Depreciation and amortization	13,844	13,093	10,490
Income tax provision	24,982	14,150	6,635
Other segment expenses(2)	1,248	250	2,813
Segment net income	$66,282	$53,388	$25,566
1.
Excludes depreciation and amortization.

2.
Other segment expenses included in segment net income includes the change in fair value of derivative instruments and other miscellaneous gains and losses.

24. Subsequent Events

On February 19, 2026, the Board of Directors authorized and approved entry into a stock repurchase program, which authorized the Company to periodically repurchase up to $100.0 million of its common stock through February 19, 2028. Repurchases of common stock made under the stock repurchase plan shall be effected from time to time, including, without limitation, pursuant to one or more written repurchase plans intended to qualify for the protections of Rule 10b5-1 of the Exchange Act, open market transactions made in reliance on the Rule 10b-18 of the Exchange Act safe harbor, and/or similar arrangements.

On February 20, 2026, Matthew O’Hayer, the Company’s founder, Executive Chairperson and a member of the Company’s Board of Directors, informed the Company and the Board of his resignation as Executive Chairperson, as a member of the Board of Directors and as an employee, effective February 24, 2026. In connection with Mr. O’Hayer’s resignation, the Board of Directors decreased the size of the Board from nine to eight members and appointed Russell Diez-Canseco, the Company’s President and Chief Executive Officer and a member of the Board of Directors, to to the additional role of Executive Chairperson effective February 24, 2026.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2025.

Based on the evaluation of our disclosure controls and procedures as of December 28, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2025 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 28, 2025.

Attestation Report of the Registered Public Accounting Firm

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 28, 2025, which appears in the “Report of Independent Registered Public Accounting Firm” beginning on page 68 and is incorporated herein by reference.

Remediation of the Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in Part II, Item 9A, “Controls and Procedures—Management’s Annual Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, management identified a material weakness in the fiscal year ended December 29, 2024. Management identified that it did not effectively design, implement or operate certain process-level control activities related to the revenue process. Specifically, there were ineffective controls to ensure the accuracy of the inputs (e.g., price and/or quantity) in the sales order entry and invoicing processes impacting revenue and accounts receivable. Management concluded that this material weakness resulted primarily from ineffective risk assessment related to the selection and development of appropriate control activities in the revenue process due to not having a sufficient number of trained resources with expertise in and responsibility for the design, implementation, operation, and documentation of internal control over financial reporting.

While these control deficiencies did not result in a material misstatement of our consolidated financial statements and related notes for the periods presented, there is a reasonable possibility that a material misstatement to the financial statements would not be prevented or detected on a timely basis.

We identified and implemented a remediation plan to address the control deficiencies that led to the material weakness, as follows:

(i) In addition to the additional resources that have already been hired, we have and will continue to evaluate skillset gaps and hire additional personnel, as needed, with an appropriate level of knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and to achieve accurate financial reporting and disclosures and effective internal control over financial reporting;

(ii) We have enhanced and will continue to enhance our risk assessment process to identify and assess risks of material misstatement and to ensure controls are designed and implemented to respond to those risks. We will continue to enhance risk assessment, specifically related to the revenue process; and

(iii) Within the revenue process, we have and will continue to design and implement controls to ensure the accuracy of the inputs in the sales order entry and invoicing processes, including the design of systematic checks and new reports to review inputs.

In addition, we strengthened our control environment through the completion of a multi-year transition to a new cloud-based enterprise resource planning system in fiscal year 2025.

The applicable measures have been implemented for a sufficient period of time, and management has concluded, through testing, that the enhanced controls are operating effectively. Management concluded that the material weakness was remediated as of December 28, 2025.

Changes in Internal Control over Financial Reporting

Other than as described under “—Remediation of the Previously Reported Material Weakness” above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

During the fiscal quarter ended December 28, 2025, certain of our directors or executive officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Kathryn McKeon, Chief Marketing Officer and General Manager, Butter	Adoption	November 21, 2025	X		23,050(1)		December 31, 2026

* Contract, instruction, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1) Includes up to 10,708 shares subject to RSUs previously granted to Ms. McKeon that will vest and be released to Ms. McKeon on or prior to March 13, 2026. The actual number of shares underlying such RSUs that will be released to Ms. McKeon and sold under the Rule 10b5-1 trading arrangement will be net of the number of shares withheld to satisfy tax withholding obligations arising from the vesting of such shares and is not determinable at this time.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information set forth in the sections titled “Proposal 1 – Election of Directors,” “Executive Officers,” “Information Regarding the Board and Corporate Governance” and “Delinquent Section 16(a) Reports,” if any, in our proxy statement for our 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission, within 120 days after the end of our fiscal year ended December 28, 2025, or the 2026 Proxy Statement.

Information regarding our Code of Business Conduct and Ethics, or the Code of Conduct, required by this item will be contained in our 2026 Proxy Statement under the caption “Information Regarding the Board and Corporate Governance – Code of Business Conduct and Ethics,” and is hereby incorporated by reference. If and when we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. The full text of our Code of Conduct is available at the Investor Relations section of our website at vitalfarms.com. The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be part of this Annual Report.

We have adopted an Amended and Restated Insider Trading Policy, or our Insider Trading Policy, governing the purchase, sale, and/or other dispositions of our securities by directors, officers and crew members that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. In addition, from time to time, Vital Farms may engage in transactions in our company’s securities. It is our company’s policy to comply with all applicable laws and regulations relating to insider trading. A copy of our Insider Trading Policy is filed as an exhibit to this Annual Report.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information set forth in the sections titled “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation,” and “Pay Versus Performance” in our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information set forth in the sections titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth in the sections titled “Transactions with Related Persons” and “Information Regarding the Board and Corporate Governance – Board Independence” in our 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth in Proposal 2 under the sections titled “Independent Registered Public Accounting Firm Fees” and “Pre-Approval Policies and Procedures” contained in our 2026 Proxy Statement.

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

10.10+	Amended and Restated Non-Employee Director Compensation Policy.

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

19.1

Amended and Restated Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-39411), filed with the SEC on February 27, 2025).

21.1	List of Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-39411) filed with the SEC on November 7, 2024).
23.1	Consent of KPMG LLP, independent registered public accounting firm.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K (File No. 001-39411), filed with the SEC on March 7, 2024).
.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page formatted as Inline XBRL and contained within Exhibit 101.

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

VITAL FARMS, INC.

Date: February 26, 2026	By:	/s/ Russell Diez-Canseco
	Name:	Russell Diez-Canseco
	Title:	President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Russell Diez-Canseco	President, Chief Executive Officer and Director	February 26, 2026
Russell Diez-Canseco	(Principal Executive Officer)

/s/ Thilo Wrede	Chief Financial Officer	February 26, 2026
Thilo Wrede	(Principal Financial and Accounting Officer)

/s/ Kofi Amoo-Gottfried	Director	February 26, 2026
Kofi Amoo-Gottfried

/s/ William Cyr	Director	February 26, 2026
William Cyr

/s/ Glenda Flanagan	Director	February 26, 2026
Glenda Flanagan

/s/ Kelly Kennedy	Director	February 26, 2026
Kelly Kennedy

/s/ Karl Khoury	Director	February 26, 2026
Karl Khoury

/s/ Denny Marie Post	Director	February 26, 2026
Denny Marie Post

/s/ Gisel Ruiz	Director	February 26, 2026
Gisel Ruiz