Form 10-Q
period 2026-03-29
Vital Farms, Inc.
filed 2026-05-07
CIK 1579733

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-39411

Vital Farms, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-0496985
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 South Congress Avenue Suite A100 Austin, Texas	78704
(Address of principal executive offices)	(Zip Code)

(877) 455-3063

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	VITL	The Nasdaq Stock Market LLC

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

As of May 4, 2026 the registrant had 42,848,454 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to maintain relationships with members of our existing farm network or further expand our farm network, our plans for operation of accelerator farms and the impact of our accelerator farms and our decision to pause development of future accelerator farms on our operations;
•
our ability to sustain or increase our profitability;
•
our expectations regarding our future growth in the foodservice channel;
•
our ability to procure sufficient high-quality eggs and other raw materials;
•
our ability to effectively manage our supply of eggs and the impact of our current and planned supply control initiatives;
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
•
the specifications and timing of Vital Crossroads, our planned egg washing and packing facility in Seymour, Indiana, including the impact of our decision to slow construction on Vital Crossroads, and the impacts of prior or future expansions of our egg washing and packing facilities on our revenue and farm network;
•
future investments in our business, our anticipated capital expenditures and our estimates regarding our capital requirements;
•
anticipated changes in our product offerings, including specifications, timing and financial impacts of the planned discontinuation of our butter products, and our ability to innovate to offer new products;
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

ii

•
our ability to maintain effective internal controls over financial reporting and to remediate and prevent material weaknesses in our internal controls;
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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	March 29, 2026	December 28, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,625	$48,831
Investment securities, available-for-sale	14,807	64,520
Accounts receivable, net of allowance for credit losses of $737 and $685 as of March 29, 2026 and December 28, 2025, respectively	51,427	67,849
Inventories	90,216	66,495
Prepaid expenses and other current assets, net of allowance for credit losses of $23 and $34 as of March 29, 2026 and December 28, 2025, respectively	12,423	11,304
Income taxes receivable	1,537	1,410
Assets held for sale	2,141	2,141
Total current assets	209,176	262,550
Property, plant and equipment, net	177,914	160,601
Operating lease right-of-use assets	90,086	80,390
Goodwill and other assets	15,468	15,197
Total assets	$492,644	$518,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,595	$55,141
Accrued liabilities	49,140	54,826
Operating lease liabilities, current	7,703	4,673
Finance lease liabilities, current	5,780	5,670
Income taxes payable	1,202	1,268
Total current liabilities	118,420	121,578
Operating lease liabilities, non-current	37,146	38,050
Finance lease liabilities, non-current	3,607	5,098
Other liabilities	2,563	2,752
Total liabilities	$161,736	$167,478
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of March 29, 2026 and December 28, 2025; no shares issued and outstanding as of March 29, 2026 and December 28, 2025	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of March 29, 2026 and December 28, 2025; 43,977,558 and 44,797,125 shares issued and outstanding as of March 29, 2026 and December 28, 2025, respectively	4	4
Additional paid-in capital	183,029	201,820
Retained earnings	147,873	149,395
Accumulated other comprehensive income	2	41
Total stockholders’ equity	$330,908	$351,260
Total liabilities and stockholders’ equity	$492,644	$518,738

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended
	March 29, 2026	March 30, 2025
Net revenue	$187,155	$162,189
Cost of goods sold	134,146	99,676
Gross profit	53,009	62,513
Operating expenses:
Selling, general and administrative	44,364	31,909
Shipping and distribution	10,977	8,835
Total operating expenses	55,341	40,744
(Loss) income from operations	(2,332)	21,769
Other income (expense), net:
Interest expense	(190)	(234)
Interest income	772	1,211
Other expense, net	(109)	(404)
Total other income, net	473	573
Net (loss) income before income taxes	(1,859)	22,342
Income tax (benefit) provision	(337)	5,441
Net (loss) income	$(1,522)	$16,901
Net (loss) income per share:
Basic:	$(0.03)	$0.38
Diluted:	$(0.03)	$0.37
Weighted average common shares outstanding:
Basic:	44,587,704	44,250,685
Diluted:	44,587,704	45,804,924

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 29, 2026	March 30, 2025
Net (loss) income	$(1,522)	$16,901
Other comprehensive (loss) income, before tax:
Available-for-sale securities:
Unrealized net holding (loss) gain	(58)	22
Amounts reclassified for realized gains (losses) to earnings	6	(1)
Available-for-sale securities, before tax	(52)	21
Other comprehensive (loss) income, before tax	(52)	21
Income tax benefit (expense) related to items of other comprehensive (loss) income	13	(5)
Other comprehensive (loss) income, net of tax	(39)	16
Comprehensive (loss) income	$(1,561)	$16,917

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of December 28, 2025	44,797,125	$4	$201,820	$149,395	$41	$351,260
Vesting of restricted stock units	269,564	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(87,384)	—	(1,547)	—	—	(1,547)
Repurchase of common stock	(1,001,747)	—	(20,000)	—	—	(20,000)
Stock-based compensation expense	—	—	2,756	—	—	2,756
Other comprehensive loss, net	—	—	—	—	(39)	(39)
Net loss	—	—	—	(1,522)	—	(1,522)
Balances as of March 29, 2026	43,977,558	$4	$183,029	$147,873	$2	$330,908

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

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net (loss) income	$(1,522)	$16,901
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,959	3,259
Reduction in the carrying amount of right-of-use assets	3,381	1,687
Stock-based compensation expense	2,756	2,853
Increase (decrease) in inventory provision	709	(15)
Amortization of capitalized cloud computing arrangement costs	744	—
Amortization and accretion of available-for-sale securities	(490)	12
Amortization of debt issuance costs	21	22
Uncertain tax positions	(188)	—
Deferred taxes	7	240
Net realized losses on derivative instruments	118	432
Other	761	(196)
Net change in operating assets and liabilities	(28,811)	(19,921)
Net cash (used in) provided by operating activities	$(18,555)	$5,274
Cash flows from investing activities:
Purchases of property, plant and equipment	(20,756)	(3,127)
Proceeds from the sale of available-for-sale securities	28,157	404
Maturities of available-for-sale securities	22,000	4,275
Purchases of derivative instruments	(261)	—
Proceeds from the settlement of derivative instruments	137	—
Proceeds from the sale of property, plant and equipment	—	48
Net cash provided by investing activities	$29,277	$1,600
Cash flows from financing activities:
Proceeds from exercise of stock options	—	2,715
Repurchases of common stock	(20,000)	—
Payment of tax withholding obligation on vested restricted stock unit shares	(1,547)	(2,882)
Principal payments under finance lease obligations	(1,381)	(1,003)
Net cash used in financing activities	$(22,928)	$(1,170)
Net (decrease) increase in cash and cash equivalents	(12,206)	5,704
Cash and cash equivalents at beginning of the period	48,831	150,601
Cash and cash equivalents at end of the period	$36,625	$156,305
Supplemental disclosure of cash flow information:
Cash paid for interest	$169	$212
Cash paid for income taxes, net of amounts refunded	39	3
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$10,657	$522

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

The accompanying unaudited condensed consolidated financial statements as of March 29, 2026 and for the 13-week periods ended March 29, 2026 and March 30, 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s consolidated financial position as of March 29, 2026, consolidated results of operations for the 13-week periods ended March 29, 2026 and March 30, 2025, and consolidated cash flows for the 13-week periods ended March 29, 2026 and March 30, 2025. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 28, 2025 was derived from audited annual financial statements but does not contain all of the note disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week period ended March 29, 2026 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 27, 2026.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended March 29, 2026 and March 30, 2025 both contain operating results for 13 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 28, 2025, and the notes thereto, which are included in the Annual Report. Other than the adoption of the new accounting policy and the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 13-week period ended March 29, 2026.

Stock Repurchases

The Company has a stock repurchase program (the “Stock Repurchase Program”), authorized by the Company’s Board of Directors (the “Board of Directors”). The Company accounts for stock repurchases by charging the excess of the repurchase price over par value to additional paid-in-capital. Direct costs incurred on the transactions, including excise tax, are recorded as part of the cost basis of the stock acquired. All repurchased shares have been canceled and returned to our authorized but unissued share reserve.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 28, 2025, and the notes thereto, which are included in the Annual Report.

In December 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-12, Codification Improvements (“ASU 2025-12”), which clarifies, corrects errors, and makes minor improvements to FASB’s previous guidance. ASU 2025-12 encompasses 34 minor updates and clarifications to the codification with early adoption permitted on an issue-by-issue basis. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt the stock repurchase guidance in ASU 2025-12 for recording the excess repurchase price over par value in additional paid-in capital for the Stock Repurchase Program in the 13-week period ended March 29, 2026.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

Note 3. Investment Securities

The following table summarizes the Company’s available-for-sale investment securities as of March 29, 2026:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury Bills	$14,815	$—	$(8)	$—	$14,807
Total	$14,815	$—	$(8)	$—	$14,807

The following table summarizes the Company’s available-for-sale investment securities as of December 28, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury Bills	$64,476	$44	$—	$—	$64,520
Total	$64,476	$44	$—	$—	$64,520

For the 13-week periods ended March 29, 2026 and March 30, 2025, proceeds from the sale of available-for-sale securities were $28,157 and $404, respectively.

Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of the Company’s investments in available-for-sale securities as of March 29, 2026 by contractual maturity are as follows:

	Amortized Cost	Fair Value
Due within one year	$14,815	$14,807
Due after one year through five years	—	—
Total available-for-sale	$14,815	$14,807

The following tables present the Company’s unrealized loss aging for available-for-sale securities by type and length of time the security was in a continuous unrealized loss position as of the periods presented:

	March 29, 2026
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bills	$14,807	$(8)	$—	$—	$14,807	$(8)
Total	$14,807	$(8)	$—	$—	$14,807	$(8)

December 28, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury Bills	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

As of March 29, 2026, there were three investments in the Company’s securities portfolio in an unrealized loss position, with credit ratings of A-1+. As of March 29, 2026, there were no individual treasury bills with unrealized losses exceeding $5, and no issuances have been in a loss position greater than 12 months.

The Company does not believe there has been any significant decline in the creditworthiness of the issuers and the Company does not have liquidity needs that would necessitate a sale of any material investments prior to maturity. Therefore, the Company has not recorded an allowance for credit losses on investment securities as of March 29, 2026.

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

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	March 29, 2026	December 28, 2025
Commodity:
Corn	Bushels (in thousands)	1,447	1,500
Soybean Meal	Tons	15	16

For the 13-week periods ended March 29, 2026 and March 30, 2025, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $118 and $432, respectively.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of March 29, 2026, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$914	$—	$—	$914
Investment securities, available-for-sale:
U.S. Treasury Bills	—	14,807	—	14,807
Prepaid expenses and other current assets:
Derivative financial instruments	—	339	—	339
Total assets measured at fair value	$914	$15,146	$—	$16,060

	Fair Value Measurements as of December 28, 2025, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$14,807	$—	$—	$14,807
U.S. Treasury Bills	—	4,998	—	4,998
Investment securities, available-for-sale:
U.S. Treasury Bills	—	64,520	—	64,520
Prepaid expenses and other current assets:
Derivative financial instruments	—	262	—	262
Total assets measured at fair value	$14,807	$69,780	$—	$84,587

During the 13-week period ended March 29, 2026, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Investment Securities” in Note 3 above.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other non-trade receivables included in prepaid expense and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended
	March 29, 2026	March 30, 2025
Net revenue:
Eggs and egg-related products	$181,063	$156,305
Butter and butter-related products	6,092	5,884
Net revenue	$187,155	$162,189

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and stick butter.

During the 13-week periods ended March 29, 2026 and March 30, 2025, the Company had customers that individually accounted for 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week periods ended March 29, 2026 and March 30, 2025 is as follows:

	Net Revenue for the 13-Weeks Ended March 29, 2026	Net Revenue for the 13-Weeks Ended March 30, 2025
Customer A	22%	23%
Customer B	12%	*
* Net revenue was less than 10%

As of March 29, 2026 and December 28, 2025, the Company had customers that individually accounted for 10% or more of the Company’s accounts receivable. The percentage of accounts receivable, net due from significant customers as of March 29, 2026 and December 28, 2025 is as follows:

	Accounts Receivable, Net as of March 29, 2026	Accounts Receivable, Net as of December 28, 2025
Customer A	19%	16%
Customer B	14%	15%
Customer C	10%	10%

Note 7. Allowance for Credit Losses

As of March 29, 2026 and December 28, 2025, the Company had allowances for credit losses of $760 and $719, respectively.

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

Changes in the allowance for credit losses for the 13-week period ended March 29, 2026 were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 28, 2025	$(685)	$(34)	$(719)
(Provisions) reductions charged to operating results	(83)	11	(72)
Account write-offs	31	—	31
As of March 29, 2026	$(737)	$(23)	$(760)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	March 29, 2026	December 28, 2025
Eggs and egg-related products	$48,364	$29,836
Butter and butter-related products	27,435	20,394
Packaging	10,692	10,842
Pullets	6,497	7,602
Other	2,860	2,744
Reserve for inventory obsolescence	(5,632)	(4,923)
Inventories	$90,216	$66,495

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether charges for excess or obsolete inventory reserves are required.

Note 9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the periods presented:

	March 29, 2026	December 28, 2025
Prepaid expenses	$6,429	$5,239
Other receivables, net	2,770	3,123
Cloud computing implementation costs	2,885	2,680
Derivative financial instruments	339	262
Prepaid expenses and other current assets, net	$12,423	$11,304

Note 10. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	March 29, 2026	December 28, 2025
Land	$11,148	$10,660
Land improvements	3,360	2,547
Buildings and improvements	42,216	40,398
Vehicles	2,109	1,999
Machinery and equipment	71,695	69,137
Leasehold improvements	491	491
Furniture and fixtures	639	636
Construction in progress	93,141	77,824
	224,799	203,692
Less: Accumulated depreciation and amortization	(46,885)	(43,091)
Property, plant and equipment, net	$177,914	$160,601

During the 13-week periods ended March 29, 2026 and March 30, 2025, depreciation of property, plant and equipment was approximately $2,600 and $2,219, respectively.

During fiscal 2025, the Company elected to sell certain parcels of land located in Indiana previously purchased for the development of “accelerator farms” that in the aggregate total approximately 526 acres. Such parcels of land met the criteria to be classified as assets held for sale. As of March 29, 2026, approximately 263 acres remain to be sold with a carrying amount of $2.1 million classified as assets held for sale in the condensed consolidated balance sheets and are expected to be disposed of within the next 12 months.

Note 11. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense for the 13-week periods ended March 29, 2026 and March 30, 2025 are below:

	13-Weeks Ended
	March 29, 2026	March 30, 2025
Operating lease cost	$3,878	$1,808
Finance lease cost – amortization of ROU assets	1,360	1,040
Finance lease cost – interest on lease liabilities	164	212
Short-term lease cost	484	38
Variable lease cost	7,650	3,489
Variable lease cost – long-term supply contracts	74,378	55,068
Total lease cost	$87,914	$61,655

Future undiscounted cash flows are as follows:

	As of March 29, 2026
	Operating Leases	Finance Leases
2026	$8,195	$4,641
2027	5,291	5,228
2028	4,700	—
2029	4,700	—
2030	4,700	—
Thereafter	28,200	—
Total lease payments	55,786	9,869
Less imputed interest	(10,937)	(482)
Total present value of lease liabilities	$44,849	$9,387

During the 13-week periods ended March 29, 2026 and March 30, 2025, ROU assets obtained in exchange for new finance lease obligations were $- and $881, respectively. During the 13-week periods ended March 29, 2026 and March 30, 2025, ROU assets obtained in exchange for new operating lease obligations were $13,076 and $6,581, respectively.

Note 12. Goodwill and Other Assets

Goodwill and other assets consisted of the following as of the periods presented:

	March 29, 2026	December 28, 2025
Goodwill	$3,858	$3,858
Cloud computing implementation costs, net	9,665	9,501
Deferred tax asset	1,783	1,776
Other non-current assets	162	62
Goodwill and other assets	$15,468	$15,197

As of March 29, 2026 and December 28, 2025, the Company capitalized costs of $13,962 and $12,849, respectively, relating to cloud computing arrangement implementation costs. Of this total, $9,665 and $9,501 are classified as non-current assets under the heading “goodwill and other current assets”, including $1,412 and $668 of accumulated amortization, and $2,885 and $2,680 are classified as current assets under the heading “prepaid expenses and other current assets” as of March 29, 2026 and December 28, 2025, respectively. This software was developed by a third-party in conjunction with the Company’s employees. Amortization of the cloud computing arrangement implementation costs began once the software was placed in service in September 2025 and are classified within “selling, general and administrative costs.”

Note 13. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	March 29, 2026	December 28, 2025
Employee-related costs	$7,030	$11,816
Promotions and customer deductions	12,797	12,394
Distribution fees and freight	6,739	7,346
Marketing and broker commissions	3,847	4,845
Purchases of inventory	3,882	5,128
Professional fees	1,350	1,259
Property, plant and equipment	9,493	7,923
Taxes	2,833	3,049
Other	1,169	1,066
Accrued liabilities	$49,140	$54,826

Note 14. Long-Term Debt

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

The Credit Facility is secured by liens on substantially all of the Company’s assets, including certain intellectual property assets and investment securities. It requires the Company to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. As a result of the limitations contained in the Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of March 29, 2026 are restricted in use. The Company’s wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X. As of March 29, 2026, the Company was in compliance with all covenants under the Credit Facility.

As of March 29, 2026, there were no outstanding amounts under the Credit Facility. During the 13-week periods ended March 29, 2026 and March 30, 2025, the Company did not recognize any interest expense related to draws on the revolving lines of credit.

Note 15. Common Stock

As of March 29, 2026, the Company’s amended and restated certificate of incorporation authorized the Company to issue up to 310,000,000 shares of common stock, par value $0.0001 per share, of which 43,977,558 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	March 29, 2026	December 28, 2025
Options to purchase common stock	1,169,925	1,170,025
Restricted stock units (“RSUs”)	907,155	608,138
Performance stock units (“PSUs”)	616,426	362,903
Shares available for grant under the 2020 Equity Incentive Plan (“2020 Incentive Plan”) and 2020 Employee Stock Purchase Plan (“2020 ESPP”)	18,282,471	16,777,235
Total	20,975,977	18,918,301

Stock Repurchase Program

On February 19, 2026, the Board of Directors authorized and approved entry into the Stock Repurchase Program, which authorized the Company to periodically repurchase up to $100.0 million of its common stock through February 19, 2028. Repurchases of common stock made under the Stock Repurchase Program shall be effected from time to time, including, without limitation, pursuant to one or more written repurchase plans intended to qualify for the protections of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market transactions made in reliance on the Rule 10b-18 of the Exchange Act safe harbor, and/or similar arrangements.

During the 13-week period ended March 29, 2026, the Company repurchased 1,001,747 shares of common stock at an average price per share of $19.97 for an aggregate cost of $20.0 million. As of March 29, 2026, the Company had $80.0 million remaining authorized under the Stock Repurchase Program. All repurchased shares have been canceled and returned to our authorized but unissued share reserve.

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

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended
	March 29, 2026	March 30, 2025
Cost of goods sold	$195	$107
Selling, general and administrative expense	2,561	2,746
Total	$2,756	$2,853

Stock Option Activity

The following table summarizes stock option activity since December 28, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 28, 2025	1,170,025	$15.70		$18,978
Cancelled/Forfeited	(100)	$25.78		$—
Outstanding as of March 29, 2026	1,169,925	$15.69	4.6	$3,023
Options exercisable as of March 29, 2026	1,167,243	$15.70	4.6	$3,021
Options vested and expected to vest as of March 29, 2026	1,169,925	$15.69	4.6	$3,023

The fair value of stock options vested during the 13-week periods ended March 29, 2026 and March 30, 2025 was $0 and $942, respectively. As of March 29, 2026, total unrecognized stock-based compensation expense related to unvested stock options was $7, which is expected to be recognized over a weighted-average period of 0.60 years.

Restricted Stock Unit Activity

The following table summarizes RSU activity since December 28, 2025:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 28, 2025	608,138	$26.18
Granted	579,552	$19.89
Vested(1)	(269,564)	$22.85
Forfeited	(10,971)	$23.42
Unvested as of March 29, 2026	907,155	$23.18

(1) Includes 87,384 shares of common stock withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2020 Incentive Plan.

The fair value of RSU shares vested during the 13-week periods ended March 29, 2026 and March 30, 2025 was $6,161 and $4,683, respectively. As of March 29, 2026, total unrecognized stock-based compensation expense related to the Company’s unvested RSU activity was $19,582, which is expected to be recognized over a weighted-average period of 2.37 years.

Performance Stock Unit Activity

The Company grants PSUs to certain of its officers and employees. These PSUs vest at the end of a three-year period based upon the level of achievement of certain Company performance metrics and the recipient’s continued service over such period. The number of shares that can be earned will range from 0% to 200% of the granted PSUs, based upon the Company’s level of achievement of the stated performance metrics. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable to vest as of March 29, 2026.

The following table summarizes PSU activity since December 28, 2025:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 28, 2025	362,903	$25.47
Granted	253,523	$19.89
Unvested as of March 29, 2026	616,426	$23.17

The fair value of PSU shares vested during the 13-week periods ended March 29, 2026 and March 30, 2025 was $0, as no shares have vested as of such periods. As of March 29, 2026, total unrecognized stock-based compensation expense related to the Company’s unvested PSU activity was $9,301, which is expected to be recognized over a weighted-average period of 2.30 years.

2020 Equity Incentive Plan: In July 2020, the Board of Directors adopted the 2020 Incentive Plan, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of Directors. As of March 29, 2026, 14,976,215 shares were available for future grants of the Company’s common stock, which includes 1,791,885 shares of common stock that were automatically added to the available reserve on January 1, 2026.

Employee Stock Purchase Plan: In July 2020, the Board of Directors adopted the 2020 ESPP, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Board of Directors. As of March 29, 2026, 3,306,256 shares of the Company’s common stock were available for future issuance under the 2020 ESPP, which includes 447,971 shares of common stock that were automatically added to the available reserve on January 1, 2026. The Board of Directors authorizes six-month offering periods, with the most recent beginning on November 16, 2025.

Note 17. Income Taxes

The Company’s effective tax (benefit) rate for the 13-week periods ended March 29, 2026 and March 30, 2025 was approximately (18%) and 24%, respectively. The Company’s effective tax benefit for the 13-week period ended March 29, 2026 differs from the statutory rate due primarily to state taxes and the impact of compensation deduction limitations under Internal Revenue Code Section 162(m). The Company’s effective tax rate for the 13-week period ended March 30, 2025 differs from the statutory rate due primarily to discrete tax benefits related to the exercise of non-qualified stock options and the vesting of restricted stock units.

For interim periods, the Company’s income tax expense and resulting effective tax rate are based upon an estimated annual effective tax rate adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s estimated annual effective tax rate differs from the federal statutory rate of 21% due to state income taxes and the impact of compensation deduction limitations under Internal Revenue Code Section 162(m).

Note 18. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended
	March 29, 2026	March 30, 2025
Numerator:
Net (loss) income	$(1,522)	$16,901
Denominator:
Weighted average common shares outstanding — basic	44,587,704	44,250,685
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	—	874,469
Effect of potentially dilutive RSUs	—	389,375
Effect of potentially dilutive PSUs	—	286,373
Effect of potentially dilutive common stock issuable pursuant to the 2020 ESPP	—	4,022
Weighted average common shares outstanding — diluted	44,587,704	45,804,924
Net (loss) income per share
Basic	$(0.03)	$0.38
Diluted	$(0.03)	$0.37

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net (loss) income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended
	March 29, 2026	March 30, 2025
Options to purchase common stock	508,159	—
Unvested RSUs	209,315	89
Unvested PSUs	247,864	—
Common stock issuable pursuant to the ESPP	31,595	—
	996,933	89

Note 19. Accumulated Other Comprehensive (Loss) Income

The amounts reclassified from AOCI for the periods presented below were as follows (in thousands):

		Amounts Reclassified from AOCI
		13-Week Period Ended
AOCI Component	Statement of Operations Classification	March 29, 2026	March 30, 2025
Gains (losses) on available-for-sale securities	Other expense, net	$6	$(1)
	Total before tax	6	(1)
	Tax benefit	—	—
	Net of tax	$6	$(1)

The gross amount and related tax expense recorded in, and associated with, each component of other comprehensive (loss) income were as follows (in thousands):

	13-Weeks Ended
	March 29, 2026			March 30, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale securities:
Unrealized net holding (loss) gain	(58)	$13	$(45)	$22	$(5)	$17
Amounts reclassified for realized gains (losses) to earnings	6	—	6	(1)	—	(1)
Total other comprehensive (loss) income	$(52)	$13	$(39)	$21	$(5)	$16

Note 20. Commitments and Contingencies

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of March 29, 2026, the Company has not incurred any material costs as a result of such indemnification agreements.

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

On March 27, 2026, the Company and certain of its officers were named as defendants in a putative class action complaint captioned Don Wilkerson et al. v. Vital Farms, Inc. et al. in the United States District Court for the Western District of Texas. The plaintiffs allege that the defendants made false and/or misleading statements about the Company’s business, operations and prospects in violation of Section 10(b) of the Exchange Act, Rule 10b5-1 promulgated thereunder, and Section 20(a) of the Exchange Act. Motions for lead plaintiff are due May 26, 2026. The Company intends to vigorously defend itself in this matter. Given the uncertainty of the litigation, the stage of the case and legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to reasonably estimate the possible loss or range of loss, if any, that may result from the claim.

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

Note 21. Related Party Transactions

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for certain project management and related services associated with the construction and expansion of the Company’s egg processing facilities, including certain limited project management and related services for the Company’s planned future egg packing facility in Seymour, Indiana. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President, Chief Executive Officer and Executive Chairperson and a member of the Board of Directors. In connection with the services described above, the Company paid Sandpebble $285 and $522 during the 13-week periods ended March 29, 2026 and March 30, 2025, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of March 29, 2026 and December 28, 2025, amounts owed to Sandpebble were $130 and $136, respectively, and are included in accounts payable and accrued liabilities.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company’s chief operating decision maker, currently the Company’s President and Chief Executive Officer:

	Eggs and Butter Segment
	13-Weeks Ended
	March 29, 2026	March 30, 2025
Net revenue	$187,155	$162,189
Less:
Cost of goods sold(1)	130,374	96,608
Shipping and distribution	10,977	8,835
Marketing	11,333	7,279
Other selling, general & administrative(1)	32,844	24,439
Interest income	(772)	(1,211)
Interest expense	190	234
Depreciation and amortization	3,959	3,259
Income tax (benefit) provision	(337)	5,441
Other segment expenses(2)	109	404
Segment net (loss) income	$(1,522)	$16,901

(1) Excludes depreciation and amortization.

(2) Other segment expenses included in segment net (loss) income includes the change in fair value of derivative instruments and other miscellaneous gains and losses.

Note 23. Subsequent Events

In May 2026, the Company elected to wind down and discontinue its butter product offerings to focus on its core egg product categories, with such discontinuation expected to be substantially completed by the end of fiscal 2026. In connection with the discontinuation plan, the Company expects to incur butter inventory-related charges, costs, and write-downs, packaging write-downs, and other related discontinuation costs. The Company is not able to estimate the amount or range of amounts of such potential costs, including any amounts that will result in future cash expenditures at this time. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the wind down of the Company's butter business.

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

Overview

Vital Farms’ aspiration is to become America’s most trusted food company. Our mission is to bring ethical food to the table, and we carry out this mission by raising the standards in the food industry and disrupting industrial, factory food norms. Our approach has allowed us to bring high-quality products from our farm network to a national audience and has enabled us to become the leading U.S. brand of pasture-raised eggs and the second-largest U.S. egg brand by retail dollar sales. Our ethics are exemplified by our focus on animal welfare and sustainable farming practices. We believe our standards produce happy hens with varied diets, which produce better eggs. There is a meaningful shift in consumer demand for natural, traceable, clean-label, great-tasting and nutritious foods. Supported by a steadfast adherence to the values on which we were founded, we have designed our brand and products to appeal to this consumer movement.

Our purpose is to improve the lives of people, animals and the planet through food. We are committed to Conscious Capitalism, which prioritizes positive, long-term outcomes for all of our stakeholders – farmers and suppliers, customers and consumers, communities and the environment, employees, who we refer to as crew members, and stockholders. We make decisions based on what is sustainable for all our stakeholders. We do not see our stakeholder focus as a trade-off between purpose and profit. We are fierce business competitors who believe that prioritizing the long-term viability of all stakeholders will produce stronger outcomes for everyone over time. These principles guide our day-to-day operations and, we believe, help us deliver a more sustainable and successful business. Our approach has been validated by our financial performance and our impact on the food industry. We are also incorporated as a Delaware public benefit corporation and a Certified B Corporation, a designation reserved by B Lab, an independent non-profit organization, for businesses that balance profit and purpose to meet the highest verified standards of social and environmental performance, public transparency and legal accountability.

We source our eggs from a network of more than 625 small farms, including our contracted family farms along with a small number of company-owned accelerator farms. We have strategically designed our supply chain to ensure high production standards and optimal year-round operation. We are motivated by the positive impact we have on rural communities and enjoy a strong relationship and reputation with the family farmers in our network.

We primarily work with our contracted farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. As a result of elevated construction costs associated with our new farms, we incurred incremental farm recruitment costs in 2024 and 2025, which have continued into 2026, that were required to be paid in advance of these farms beginning to produce eggs. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which average approximately six years in length. We believe the impact to our working capital resulting from these upfront costs could range from $15.0 million to $25.0 million in fiscal 2026. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

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

Our shell eggs are collected from farmers by a third-party freight carrier. They are then placed in cold storage at a dedicated cold storage and fulfillment center operated and owned by our longtime cold storage provider until we pack them for shipping to our customers at Egg Central Station, our state-of-the-art shell egg processing facility in Springfield, Missouri. Egg Central Station is approximately 153,000 square feet and utilizes highly automated equipment to grade and package our shell egg products, including an additional Moba egg grading system installed in 2025 to help meet demand for our shell eggs. Egg Central Station is capable of packing approximately more than 7.5 million eggs per day and has an SQF Excellent rating, the highest level of such certification from the Global Food Safety Initiative.

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

We have experienced consistent sales growth. We had net revenue of $187.2 million and $162.2 million and Adjusted EBITDA of $5.0 million and $27.5 million in the 13-week periods ended March 29, 2026 and March 30, 2025, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure stated in accordance with GAAP.

Recently Implemented Supply Control Initiatives

At times during 2026, as a result of economic uncertainty, an industry-wide oversupply of shell eggs and increased price gaps with certain competing shell egg products, we have experienced declining velocities in our shell egg sales. Accordingly, in May 2026, we announced that our growth fell short of our publicly announced guidance and that we are proactively reducing our planned capital expenditures for the 2026 fiscal year.

We have worked and are working with certain of our contracted farmers to address our oversupply through voluntary amendments to their producer contracts to cease production from existing flocks or delay placement of future flocks, in return for payments to such farmers, reflecting a portion of their foregone profits. We expect such supply control measures to continue throughout 2026.

In addition, we are slowing construction on Vital Crossroads, our previously announced planned second egg washing and packing facility with onsite cold storage in Seymour, Indiana. We will continue to evaluate our supply needs relative to the planned timing for construction of Vital Crossroads.

We have previously purchased approximately 1,540 acres of farmland in Indiana, intended for the development of “accelerator farms.” In fiscal 2025, we placed laying hens at the first of these accelerator farms, and we have begun to source eggs from these farms, which we plan to continue to operate. In May 2026, we also announced that we will pause the development of future accelerator farms. We intend to continue to use our active accelerator farms to provide learning and development opportunities within our farm network and to help ensure adequate supply for Vital Crossroads, while preserving the ability in the future to sell turnkey farms to interested farmers.

Strategic Business Update

In May 2026, we also made the strategic decision to wind down our butter business to sharpen our focus on our core egg product categories where we see distinct competitive advantages. We expect to complete the wind down of the butter business by the end of fiscal 2026. In connection with the discontinuation plan, we expect to incur butter inventory-related charges, costs, and write-downs, packaging write-downs, and other related discontinuation costs. We are not able to estimate the amount or range of amounts of such potential costs, including any amounts that will result in future cash expenditures at this time. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the wind down of our butter business.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza (HPAI) and Other Agricultural Diseases

Since initial outbreaks of HPAI in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. We did not experience an outbreak of HPAI at any of our farms in the 13-week period ended March 29, 2026.

In fiscal 2024, we were made aware of an outbreak of a virus called Egg Drop Syndrome (EDS) in the Midwest. EDS is characterized by the production of pale, thin-shelled, soft-shelled, or shell-less eggs by seemingly healthy laying hens. Twelve of our farms were impacted by EDS in fiscal 2025 and one of our farms has been impacted by an outbreak of EDS in fiscal 2026 to date.

At times, such as in fiscal 2024 and early fiscal 2025, HPAI-related disruptions in the supply of conventional eggs resulted in increased demand for premium egg products such as ours, which occasionally resulted in shortages of these eggs on shelves at our retail customers. While we have not experienced material disruptions to our egg supply due to HPAI and EDS outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results. Additionally, agricultural diseases such as HPAI or EDS have resulted and could in the future result in supply shortages and price increases across the egg market, including shortages of eggs on shelves at our retail customers. We are confident in the measures we have taken to reduce the risk of HPAI and EDS on our farms and production facilities, including through procurement of vaccinations for EDS, as well as our ability to mitigate impacts on supply. However, given continued uncertainty about future outbreaks and governmental responses to such outbreaks, we cannot predict the ultimate impact that agricultural diseases such as HPAI and EDS will have on our business.

Economic Uncertainty and Volatility

Economic uncertainty and volatility has affected and may continue to affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Elevated interest rates also present a challenge impacting the U.S. economy and could make it more difficult for us or our farmers to obtain traditional financing on acceptable terms, if at all, in the future.

In the first quarter of fiscal 2026, these conditions, together with industry-wide oversupply of shell eggs and increased price gaps with certain competing shell egg products, contributed to a decline in our financial performance and resulted in our financial results falling short of our previously announced guidance. We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. In periods of oversupply, we have sold or donated our excess supply at reduced prices or no cost. Our current oversupply of egg inventory has resulted in increased sales to breaker and wholesale channels at lower prices or no cost. We consider excess sales to breaker and wholesale channels to be sales volume in excess of the fiscal 2024 and 2025 average contribution of breaker and wholesale volume to our overall shell egg volume, which was 4.9%. As discussed above, we implemented certain supply control measures to address the oversupply of our shell eggs, and we expect such measures to continue throughout 2026.

Certain of our products and elements of our supply chain, including certain processing equipment and packaging, are imported from international markets. We expect that tariffs and restrictions on international trade will continue to impact the cost or availability of these items. However, the duration, magnitude and scope of any additional tariffs or restrictions on international trade are difficult to predict, including any related impacts to consumer demand, along with the extent (if any) to which we will be able to offset the impacts of such actions through our mitigation efforts.

In November 2025, the Supreme Court of the United States, or SCOTUS, heard oral arguments on tariffs imposed under the International Emergency Economic Powers Act, or IEEPA. In February 2026, SCOTUS issued a decision invalidating these tariffs; however, President Trump subsequently signed an executive order implementing a non-IEEPA tariff. These actions have contributed to continued uncertainty and volatility in the trade environment. Following SCOTUS’s decision finding tariffs under IEEPA to be unlawful, we filed a reimbursement claim through our customs broker seeking a refund for the amounts we paid pursuant to IEEPA tariffs. However, ongoing and potential future litigation, rulemaking and policy changes could further alter the tariff regime with little notice. We are continuing to evaluate the potential impact of these developments on our financial statements and business.

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

Our Fiscal Year

We report on a 52-53-week fiscal year, ending on the last Sunday in December. In a 52-53-week fiscal year, each fiscal quarter consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Our first 53-week fiscal year as a public company occurred in fiscal 2023. See “Nature of the Business and Basis of Presentation” in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our fiscal calendar.

Key Factors Affecting Our Business

We believe that the growth of our business and our future success are dependent upon many factors. While each of these factors presents significant opportunities for us, they also pose important challenges that we must successfully address to enable us to sustain the growth of our business and improve our results of operations.

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 97.4%, while the household penetration for our shell eggs is approximately 10.3%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts have helped and will continue to help educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to continue to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 21% and 20% of our retail sales for the 13-week periods ended March 29, 2026 and March 30, 2025, respectively. Kroger accounted for approximately 13% and less than 10% of our retail sales in the 13-week periods ended March 29, 2026 and March 30, 2025, respectively.

As of March 29, 2026, there were more than 23,500 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore and club markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

We are also leveraging foodservice as a critical consumer touchpoint to drive brand awareness, and we are investing in syndicated data to reach strategic restaurant partners. We believe these investments have driven and will continue to drive mutually beneficial partnerships that can help us to reach new households. We believe this syndicated data provides valuable reporting, trends, and analytics to augment our storytelling on how we differentiate from other egg brands within the foodservice channel, which enhances their perceived customer value and drives loyalty.

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $181.1 million in net revenue, approximately 97% of total net revenue, in the 13-week period ended March 29, 2026. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Net revenue is impacted by increases or decreases in volume of the products we sell, as well as price/mix, which refers to the impact on margin of how products are priced and sales are distributed among the different products in our portfolio. Our shell eggs are sold to consumers at a premium price point, and when prices for commodity, private-label, or other premium shell eggs fall relative to the price of our shell eggs (including due to supply fluctuations or pricing or promotional actions that we or our competitors may implement), price-sensitive consumers may choose to purchase shell eggs offered by our competitors instead of our eggs. As a result, lower prices for commodity, private-label or other premium shell eggs may adversely affect our net revenue. We have periodically elected to increase prices on certain of our products. To date, those increases have not materially reduced sales volumes, but additional increases could dampen consumer demand and lower sales volumes. In periods of oversupply of commodity shell eggs, we may have to sell excess shell eggs to breakers or wholesalers at a reduced price, generally dependent upon the commodity price of shell eggs. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

Cost of Goods Sold

Cost of goods sold consists of the costs directly attributable to producing our products which include labor, raw material and packaging costs as well as overhead. The labor cost is comprised of wages and related costs for our processing crew members. The raw material is comprised of those items necessary to process our finished egg and butter products and the packaging costs are the cost of the packaging materials our finished products are sold in. Costs associated with inventory that does not meet our quality control standards are recorded in cost of goods sold. Overhead costs in cost of goods sold include utilities, insurance, inbound freight, storage fees related to our warehouse and depreciation and amortization expenses related to our assets used in production. We expect cost of goods sold to increase in the future in connection with the development and staffing of Vital Crossroads, our planned second egg washing and packing facility with onsite cold storage in Indiana, costs incurred by our supply control initiatives to manage and control our supply of shell eggs in the light of industry-wide oversupply of shell egg inventories and other factors described above in “Known Trends, Events and Uncertainties–Economic Uncertainty and Volatility.”

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of broker and contractor fees for sales and marketing, as well as personnel costs for sales and marketing, finance, human resources and other administrative functions, including salaries, benefits, bonuses, stock-based compensation expense and sales commissions. Selling, general and administrative expenses also include advertising and digital media costs, agency fees, travel and entertainment costs, and costs associated with consumer promotions, product samples, sales aids incurred to acquire new customers, retain existing customers and build our brand awareness, overhead costs for facilities, including associated depreciation and amortization expenses related to our non-production facilities and assets, and information technology-related expenses. We recognize professional fees, consulting and amortization of capitalized costs associated with our new cloud-based enterprise resource planning, or ERP, system in selling, general and administrative expenses in our consolidated statements of operations. We expect selling, general and administrative expenses to increase in the future in connection with our expansion of the business, increased marketing costs and amortization of our cloud-based ERP system.

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

Results of Operations

The results of operations data for the 13-week periods ended March 29, 2026 and March 30, 2025 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended March 29, 2026 and March 30, 2025

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	March 29, 2026		March 30, 2025
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$187,155	100%	$162,189	100%
Cost of goods sold(1)	134,146	72%	99,676	61%
Gross profit	53,009	28%	62,513	39%
Operating expenses:
Selling, general and administrative(2)	44,364	24%	31,909	20%
Shipping and distribution	10,977	5%	8,835	5%
Total operating expenses	55,341	29%	40,744	25%
(Loss) income from operations	(2,332)	(1)%	21,769	14%
Other income (expense), net:
Interest expense	(190)	—	(234)	—
Interest income	772	—	1,211	—
Other expense, net	(109)	—	(404)	—
Total other income, net	473	—	573	—
Net (loss) income before income taxes	(1,859)	(1)%	22,342	14%
Income tax (benefit) provision	(337)	—	5,441	3%
Net (loss) income	$(1,522)	(1)%	$16,901	11%
(1)
Includes stock-based compensation expense of $195 and $107 in cost of goods sold for the 13-week periods ended March 29, 2026 and March 30, 2025, respectively.
(2)
Includes stock-based compensation expense of $2,561 and $2,746 in selling, general and administrative for the 13-week periods ended March 29, 2026 and March 30, 2025, respectively.

Net Revenue

	13-Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in thousands)
Net revenue	$187,155	$162,189	$24,966	15%

The increase in net revenue of $25.0 million, or 15%, was primarily driven by volume-related increases of $34.7 million partially offset by a price/mix decline of $9.7 million. The volume favorability was driven by accelerated demand for existing products, expanded item offerings and store distribution at existing customers. The price/mix decline was driven by an oversupply of egg inventory, which resulted in increased sales to breaker and wholesale channels at lower prices. Net revenue from sales through our retail channel was $179.6 million and $154.6 million for the 13-week periods ended March 29, 2026 and March 30, 2025, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in thousands)
Gross profit	$53,009	$62,513	$(9,504)	(15)%
Gross margin	28%	39%

The decrease in gross profit of $9.5 million, or 15%, was driven by higher input and production costs and unfavorable sales mix, which were partially offset by higher net revenue from volume growth and pricing actions taken after the 13-week period ended March 30, 2025. The unfavorable sales mix was driven by an oversupply of egg inventory, which resulted in increased sales to breaker and wholesale channels at lower prices, reducing gross profit by approximately $4.9 million.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in thousands)
Selling, general and administrative	$44,364	$31,909	$12,455	39%
Percentage of net revenue	24%	20%

The increase in selling, general and administrative expenses of $12.5 million, or 39%, was primarily driven by expenses to support the expansion of our business and continued growth, including:

•
an increase of $5.7 million in marketing-related expenses;
•
an increase of $4.0 million in employee-related costs, including stock-based compensation, driven by an overall increase in employee headcount;
•
an increase of $1.2 million in technology and software-related expenses due to the implementation of our new cloud-based ERP system;
•
an increase of $0.9 million in professional services; and
•
an increase of $0.7 million in other selling, general, and administrative expenses.

Shipping and Distribution

	13-Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in thousands)
Shipping and distribution	$10,977	$8,835	$2,142	24%
Percentage of net revenue	5%	5%

The increase in shipping and distribution costs of $2.1 million, or 24%, was driven by higher sales volume and fuel rates, partially offset by favorable linehaul rates.

Interest Expense

	13-Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in thousands)
Interest expense	$(190)	$(234)	$44	(19)%

The decrease in interest expense of $44 thousand, or 19%, was primarily driven by a reduction in interest paid on finance leases.

Interest Income

	13-Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in thousands)
Interest income	$772	$1,211	$(439)	(36)%

The decrease of $0.4 million in interest income, or 36%, was primarily driven by a decrease in interest income received on our available-for-sale securities and marketable securities.

Other Expense, net

	13-Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in thousands)
Other expense, net	$(109)	$(404)	$295	(73%)

The decrease in other expense, net of $0.3 million, or 73%, was primarily driven by lower losses on our commodity derivative instruments during the 13-week period ended March 29, 2026 as compared to those in the 13-week period ended March 30, 2025.

Income Tax Provision

	13-Weeks Ended
	March 29, 2026	March 30, 2025	$ Change	% Change
	(in thousands)
Income tax (benefit) provision	$(337)	$5,441	$(5,778)	(106)%

The decrease in the income tax provision of $5.8 million, or 106%, was related to a decrease in net (loss) income for the 13-week period ended March 29, 2026 as compared to the 13-week period ended March 30, 2025.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had retained earnings of $147.9 million as of March 29, 2026. As of March 29, 2026, we have cash, cash equivalents and marketable securities of $51.4 million and $60.0 million available under our credit facility agreement with JPMorgan Chase Bank, N.A., or the Credit Facility.

Although we believe that we will have sufficient liquidity to cover our working capital needs in the ordinary course of business, we are evaluating financing options and/or cost reduction measures to make investments in our business to support our long-term growth strategy, including an amendment to increase the total amount available under the Credit Facility, based on expected future liquidity and anticipated cash requirements.

Funding Requirements

We expect that our cash, cash equivalents and marketable securities, together with cash provided by our operating activities and available borrowings under our existing Credit Facility, will be sufficient to fund our operating expenses for at least the next 12 months. We further believe that we will be able to fund potential operating expenses and cash obligations beyond the next 12 months, through a combination of existing cash, cash equivalents and marketable securities, cash provided by our operating activities and available borrowings under our Credit Facility. We are evaluating our financing options and/or cost reduction measures, based on expected future liquidity and anticipated cash requirements.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. We may be required to seek additional equity or debt financing. However, a significant disruption of global financial markets (including a disruption due to public health pandemics, geopolitical tensions and wars, trade wars, inflation or other factors) may result in our inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations. As of March 29, 2026, future minimum lease payments under non-cancelable operating leases totaled $55.8 million, and future minimum lease payments under non-cancelable finance leases totaled $9.9 million.

Additionally, in 2025 we broke ground on Vital Crossroads, our planned second egg washing and packing facility with onsite cold storage in Seymour, Indiana. In May 2026, we announced that we are proactively reducing our planned capital expenditures for the 2026 fiscal year, which includes slowing construction on Vital Crossroads and pausing development of new accelerator farms.

We now anticipate that we will incur approximately $55.0 million to $65.0 million in capital expenditures related to Vital Crossroads in the next 12 months and will incur further expenditures in the years following. We also anticipate that we will incur approximately $1.0 million to $2.0 million in capital expenditures over the next 12 months related to the development of accelerator farms on previously acquired farmland in Indiana or the purchase and development of future parcels, with further expenditures incurred in the years following. Finally, we anticipate increased expenditures in marketing during fiscal 2026 to support progress toward our long-term marketing goals.

We expect to incur costs of approximately $35 million to $50 million in connection with our supply control initiatives in the next 12 months. The exact costs of such initiatives depend on many factors outside our control, including agreement by contracted farmers to amend their existing contracts to cease or delay flock production, all of which make the costs difficult for us to forecast. If fewer of our contracted farmers agree to such amendments, then more of our oversupply of eggs will be sold to breaker and wholesale channels.

Stock Repurchase Program

On February 19, 2026, our Board of Directors authorized and approved entry into a stock repurchase program, or the Stock Repurchase Program, which authorized us to periodically repurchase up to $100.0 million of our common stock through February 19, 2028. Repurchases of our common stock made under the Stock Repurchase Program shall be effected from time to time, including, without limitation, pursuant to one or more written repurchase plans intended to qualify for the protections of Rule 10b5-1 of the Exchange Act, open market transactions made in reliance on the Rule 10b-18 of the Exchange Act safe harbor, and/or similar arrangements. During the 13-week period ended March 29, 2026, we repurchased $20.0 million of common stock at an average price per share of $19.97. As of March 29, 2026, we have $80.0 million authorized under the Stock Repurchase Program. All shares of repurchased common stock have been canceled and returned to our authorized but unissued share reserve.

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

The Credit Facility is secured by liens on substantially all of our assets, including certain intellectual property assets and investment securities. It requires us to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. The Credit Facility contains other customary covenants, representations and events of default. As a result of the limitations contained in the Credit Facility, certain of the net assets on our consolidated balance sheet as of March 29, 2026 are restricted in use. As of March 29, 2026, there was no outstanding balance under the Credit Facility, and we were in compliance with all covenants under the Credit Facility.

See “Long-Term Debt” in Note 14 to our consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our Credit Facility.

Cash Flows

The following table summarizes our cash flows for the 13-week periods indicated:

	13-Weeks Ended
	March 29, 2026	March 30, 2025
	(in thousands)
Net cash (used in) provided by operating activities	$(18,555)	$5,274
Net cash provided by investing activities	29,277	1,600
Net cash used in financing activities	(22,928)	(1,170)
Net (decrease) increase in cash and cash equivalents	$(12,206)	$5,704

Operating Activities

The decrease in net cash (used in) provided by operating activities during the 13-week period ended March 29, 2026 compared to the corresponding prior 13-week period was primarily due to (i) a change to the net loss position of approximately $1.5 million for the 13-week period ended March 29, 2026 as compared to net income of approximately $16.9 million for the 13-week period ended March 30, 2025 and (ii) changes in operating assets and liabilities of $8.9 million, partially offset by an increase in non-cash adjustments of approximately $3.5 million. This decline was driven by lower sales velocities due in part to industry-wide shell egg oversupply and increasing price gaps between our products and those of our competitors.

Investing Activities

The increase in net cash provided by investing activities is primarily driven by an increase in proceeds from the sale and maturities of available-for-sale U.S. Treasury Bills, partially offset by an increase in purchases of property, plant and equipment during the 13-week period ended March 29, 2026 compared to the corresponding 13-week period in the prior year.

Financing Activities

The decrease in net cash used in financing activities during the 13-week period ended March 29, 2026 compared to the corresponding 13-week period was due primarily to cash payments made for the repurchase of common stock.

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

Beginning in fiscal year 2025, amortization of cloud computing arrangements is included in our Adjusted EBITDA calculation. We recently completed a multi-year transition to a new cloud-based ERP system to support our future growth and more fully optimize our existing processes, which we began to amortize in the fourth quarter of fiscal year 2025. Amortization of cloud computing arrangements is recognized in selling, general and administrative expenses in our consolidated statements of operations.

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

In addition, our use of Adjusted EBITDA may not be comparable to similarly titled measures of other companies because they may not calculate Adjusted EBITDA in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA alongside other financial measures, including our net (loss) income or loss and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended
	March 29, 2026	March 30, 2025
	(in thousands)
Net (loss) income	$(1,522)	$16,901
Depreciation and amortization(1)	3,959	3,259
Stock-based compensation expense	2,756	2,853
Income tax (benefit) provision	(337)	5,441
Interest expense	190	234
Interest income	(772)	(1,211)
Amortization of cloud computing arrangements	744	—
Adjusted EBITDA	$5,018	$27,477

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 28, 2025, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 13-week period ended March 29, 2026.

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

There have been no material changes in our exposure to market risk during the 13-week period ended March 29, 2026 from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our latest Annual Report.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2026. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties. The following is a description of the known factors that may materially affect our business, results of operations or financial condition. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report. If any of the following risks actually occurs, our business, results of operations and financial condition could be adversely affected. In this case, the trading price of our common stock would likely decline. The disclosures in this section reflect our beliefs and opinions as of the date of this Quarterly Report about the risks that could materially and adversely impact our business, results of operations or financial condition in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely affect our business, financial condition and results of operations.

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
•
If we fail to effectively respond to market conditions and are unable to appropriately manage our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results could be adversely affected.
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
•
Our planned Vital Crossroads egg washing and packing facility with onsite cold storage in Indiana, including the impact of our decision to pause construction on Vital Crossroads, or other future expansions of our processing capacity may not provide us with the benefits we expect to receive.
•
We are dependent on the market for shell eggs, and fluctuations in this market, including the decline of commodity shell egg prices relative to the price of our shell eggs, could adversely affect our business, financial condition and results of operations.
•
If we fail to effectively maintain relationships with the farmers in our network or further expand our farm network, our business, operating results and brand reputation could be adversely affected.
•
If our operation of accelerator farms do not result in the benefits we anticipate, our business and financial results may be adversely affected.
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

•
Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of eggs and other raw materials that meet our standards.
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
•
Fluctuations in commodity prices and in the availability of feed ingredients could negatively impact our results of operations and financial condition.
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

We have grown rapidly since inception and anticipate further growth. For example, our net revenue increased from $162.2 million in the 13-week period ended March 30, 2025 to $187.2 million in the 13-week period ended March 29, 2026, and our net revenue increased from $471.9 million in fiscal 2023 to $606.3 million in fiscal 2024 to $759.4 million in fiscal 2025. This growth has placed significant demands on our management, financial, operational, technological and other resources. The growth and expansion of our business depends on a number of factors, including our continued ability to:

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

Our growth has placed, and will continue to place, significant demands on our management and operations teams and will continue to require significant additional resources, financial and otherwise, to meet our needs, resources that may not be available in a cost-effective manner or at all. We expect to continue to expend substantial resources on our current and future processing facilities, our sales and marketing efforts, product innovation and development and general administration associated with being a public company. For example, we recently completed a multi-year transition to a new cloud-based ERP system to support our future growth and more fully optimize our existing processes. The ERP system implementation required, and is likely to continue to require, investment of significant financial resources and the time and attention of our management and key crew members.

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

Our ability to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will continue to increase in the foreseeable future as we invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, as we expand and enhance our processing, manufacturing and distribution facilities, and as we hire additional crew members. Our ongoing efforts to grow and develop our supply chain may prove more expensive than we anticipate (including as a result of increases in input costs or disruptions in our supply chain relating to outbreaks of agricultural diseases, trade wars, tariff regimes, domestic or geopolitical tensions, public health pandemics, inflation or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset higher expenses. We have incurred significant expenses in connection with investing in and expanding our processing capacity, developing our co-manufacturing and co-packing relationships and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and future processing facilities, may be fixed. We expect that we will continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to maintain or increase our profitability and may incur losses in the future. For example, we incurred a net loss of $1.5 million in the 13-week period ended March 29, 2026, compared to net income of $16.9 million in the 13-week period ended March 30, 2025, and we may continue to incur losses in future periods.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 93% and 92% of our net revenue in the 13-week periods ended March 29, 2026 and March 30, 2025, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts. We believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net (loss) income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Furthermore, we could experience a decrease in sales of shell eggs due to one or more factors. For example, at times during 2026, as a result of economic uncertainty, an industry-wide oversupply of shell eggs and increased price gaps with certain competing shell egg products, we have experienced declining velocities in our shell egg sales. In addition, widespread outbreaks of highly pathogenic avian influenza, or HPAI, could impact supply of and demand for shell eggs and negatively impact our business. For additional details surrounding risks related to agricultural disease, see elsewhere in the Risk Factors, including “—Outbreaks of agricultural diseases, including avian influenza and egg drop syndrome, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.” Any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase other brands or as a result of supply fluctuations) could have an adverse effect on our business, financial condition and results of operations.

Failure to introduce successful new products, successfully enter into new product categories or successfully pursue growth by other means may adversely affect our ability to continue to grow.

One element of our growth strategy involves the development and marketing of new products that meet our standards for quality and appeal to consumer preferences. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our crew members in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management, sales and marketing teams in introducing and marketing new products in current or new product categories. There can be no assurance that we will successfully develop and market new products or successfully introduce products in current or new categories. The development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if new products do not gain widespread market acceptance. If we introduce new or improved products that ultimately do not meet our objectives, it could impact our growth, sales and profitability. For example, we announced in May 2026 our plans to discontinue our butter product offerings, which we expect to occur by the end of fiscal year 2026. Any failure to successfully develop, market and launch future products or successfully enter into new product categories may lead to decreased growth, sales and profitability.

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

We estimate market opportunity and forecast market growth that may be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Our estimates of market opportunity and growth forecasts included in this Quarterly Report and elsewhere, including in connection with our earnings guidance and long-term financial goals, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if a market in which we compete meets our size estimates and growth forecasts, our business could fail to grow at the rate we anticipate, if at all. For example, in recent periods, our growth fell short of our publicly announced guidance. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

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

We expect that our existing cash, cash equivalents and marketable securities, together with cash provided by our operating activities and available borrowings under our syndicated credit facility with JPMorgan Chase Bank, N.A., or the Credit Facility, will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months. Currently, based on our expected future liquidity and anticipated cash requirements, we are evaluating amending the Credit Facility to, among other things, increase the total amount available to us. However, our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources. If we are unable to amend the Credit Facility in the near term, we may explore other financing options and/or cost reduction measures to make investments in our business to support our long-term growth strategy. We may seek financing in connection with potential new product introductions, capital expenditures to expand our supply chain and process capabilities, acquisitions or investments in businesses or technologies that we believe could offer growth opportunities, share repurchases or other uses of capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.

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

Risks Related to Our Business, Our Brand, Our Products and Our Industry

If we fail to effectively respond to market conditions and are unable to appropriately manage our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results could be adversely affected.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we continue to evaluate these capabilities as we continue to grow and scale our business. In May 2026, we announced that we are proactively reducing our planned capital expenditures for the 2026 fiscal year, which includes slowing construction on Vital Crossroads and pausing development of new accelerator farms. There is risk in our ability to effectively respond to market conditions and to appropriately scale production and processing and manage our supply chain requirements, and failure to do so could adversely impact our business, financial condition and results of operations.

If our forecasts of future supply capacity or customer and consumer demand are inaccurate, our business and operating results could be adversely affected.

We must accurately forecast demand for our products in order to ensure we have adequate processing and manufacturing capacity to effectively allocate product supply across our stock keeping units. Demand varies quarterly due to seasonal and cyclical purchasing patterns and the timing of large customer orders and other factors that we may not control, which can lead to challenges in accuracy of our forecasts. Our forecasts are based on multiple assumptions that, if inaccurate, may affect our ability to maintain adequate processing and manufacturing and storage capacities (or co-processing and co-manufacturing capacity) in order to meet the demand for our products. These assumptions are based in part on third-party published scanner data about us and other food companies. These metrics are proprietary to the providers of such data and may not accurately reflect the actual levels of purchase orders, revenue, or consumer purchases of our products. There is a possibility that third parties could change their methodologies for calculating these metrics in the future. If we fail to meet demand for our products, consumers who have previously purchased our products may buy other brands and retail customers may allocate shelf space to other brands, each of which could adversely affect our business, financial condition and results of operations.

On the other hand, if we overestimate our demand or overbuild our capacity or our supply of eggs or laying hens, we may have significantly underutilized supply or other assets, resulting in sales of excess products at reduced margins, donations of excess products or other supply-control measures. For example, during 2026, the shell egg industry has experienced an increase in production and subsequent oversupply of commodity shell eggs. We have incurred costs associated with storage or donation of excess products or other supply-control measures, which has resulted in reduced margins. If we do not accurately align our processing and manufacturing capabilities with demand or our supply control initiative does not produce the effects we expect, our business, financial condition and results of operations could be adversely affected.

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

In 2025, we broke ground on Vital Crossroads, our second egg washing and packing facility with onsite cold storage in Seymour, Indiana. Constructing and opening this facility will require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. In addition, we will need to hire and retain more skilled crew members to operate the new facility, and we will need to recruit and retain additional family farms to supply the new facility. If we are unable to effectively staff and supply this facility, it may not meet our operational and financial expectations. Our ability to successfully construct and open this facility may be adversely impacted by labor market conditions, the availability and cost of internationally sourced equipment, weather events, economic uncertainty and volatility and other risk factors described in this report. For example, we announced in May 2026 that we would be slowing construction of this facility to ensure that its completion timing would be appropriately aligned with our supply projections. Even if the new facility is brought up to full processing capacity, it may not provide us with all of the operational and financial benefits we expect to receive.

We are dependent on the market for shell eggs, and fluctuations in this market, including the decline of commodity shell egg prices relative to the price of our shell eggs, could adversely affect our business, financial condition and results of operations.

We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. Periodically in our industry, and at times during fiscal 2024 and fiscal 2025, there have been supply shortages in the egg industry, with supply impacted by, among other things, avian influenza, increased demand for eggs and increases in feed and other input costs. Such supply shortages, together with price increases we or others in the industry have implemented or may choose to implement in the future, could result in declining consumer demand for shell eggs or inability to fulfill customer or consumer demand, each of which could have a material impact on our financial condition and results and operations. Conversely, there has periodically, including at times in fiscal 2026, been an oversupply of eggs in the market, which has caused egg prices to contract, sometimes substantially so, and as a result we have sold or donated our excess supply at reduced prices or no cost. If we are unable to sell our eggs on commercially reasonable terms, or at all, our gross margins, business, financial condition and operating results may be adversely affected.

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

We also sell a small percentage of our shell eggs to wholesalers and egg breaking plants at commodity shell egg prices, which fluctuate widely and are outside our control. In periods of oversupply of commodity shell eggs, including at times during fiscal 2026, we have sold a larger percentage of our excess shell eggs to breakers or wholesalers at substantially lower prices than our shell eggs are sold at retail. Small increases in production or small decreases in demand can have a large adverse effect on the prices at which these eggs are sold. We are attempting to address oversupply through supply control initiatives, including entry into amendments of farmer contracts to cease or delay production. However, participation by our contracted farmers in such initiatives is voluntary, and if fewer of our contracted farmers agree to such amendments, then more of our oversupply of eggs will be sold to breaker and wholesale channels, and we may not see the benefits we expect to receive from such initiatives. If we do not accurately align our processing and manufacturing capabilities with demand, our business, financial condition and results of operations could be adversely affected.

If we fail to effectively maintain relationships with the farmers in our network or further expand our farm network, our business, operating results and brand reputation could be harmed.

We source our eggs primarily from our network of family farms, which is the foundation of our supply chain. If we are unable to maintain and expand this supply chain because of actions taken by our contracted farmers or other events outside of our control, we may be unable to timely supply distributors and customers with our products, which could lead to cancellation of purchase orders, damage to our commercial relationships and impairment of our brand. For example, we require our egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and any inability of farmers to obtain adequate financing on acceptable terms, including due to elevated interest rates, would impair their ability to contract with us. These and other factors, including economic uncertainty, may make it more difficult for us to recruit and attract new farmers to our network in a number sufficient to meet product demand.

There are a number of factors that could impair our relationship with existing or prospective farmers, many of which are outside of our control. While we strive to operate our business in a manner that drives long-term and sustainable benefits for our stakeholders, including our farmers, we may make strategic decisions that our farmers disagree with and which could cause farmers to terminate their relationships with us. Reputational harm resulting from impairment of our relationship with existing farmers may also make it more difficult to attract new farmers to expand our network. Furthermore, we compete with other companies for the recruitment and retention of farmers, and these companies may attempt to incentivize our contracted farmers to terminate (or decline to renew) their contracts with us. If our relationship with our existing or prospective farmers is disrupted due to these or other factors, we may not be able to sustain the supply necessary to meet customer and consumer demand for our products, which would negatively impact our operating results.

If our operation of accelerator farms and the impact of our decision to pause development of future accelerator farms do not result in the benefits we anticipate, our business and financial results may be adversely affected.

In fiscal 2025, we placed laying hens at the first of our company-owned accelerator farms, and we have begun to source eggs from our accelerator farms. We may not be successful in operating accelerator farms, and we may not be able to realize the anticipated benefits of the research and development conducted on such farms. In May 2026, we announced that we are proactively reducing our planned capital expenditures for the 2026 fiscal year, which includes pausing development of new accelerator farms.

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

The prices of our products are driven by a number of factors, including supply fluctuations, customer and consumer demand, inflation, input costs and market conditions. In response to such conditions, we have periodically increased prices on certain of our products. If we further increase prices, we could experience declining demand for our products, decreased ability to attract new customers and lower sales volumes. If there is a significant difference between the price of our products and the price of conventional, private-label or other premium products, including due to pricing actions that we or our competitors may take, consumers may be less willing to pay a premium for our products, particularly in times of economic uncertainty. We have seen such increased price differences in fiscal 2026, which we believe may have led to lower sales volume relative to our projections in the first quarter of fiscal 2026. Additionally, we have at times seen our retail customers choose not to accept such price increases or require price increases to occur after a specified period of time. If we cannot effectively price our products or carry out price increases, our business, financial condition and operating results could be adversely affected.

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

Our future business, results of operations and financial condition may be adversely affected by reduced or limited availability of eggs and other raw materials that meet our standards.

Our ability to ensure a continued supply of eggs and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, including confining hens when appropriate, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. The farm network for our shell eggs is located in the geographic region we refer to as the Pasture Belt, the U.S. region where the weather is conducive to hens being outside as much as possible. The occurrence of a natural disaster or extreme weather event in this region could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raise prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, which would adversely affect our business, financial condition and results of operations.

We compete with other food companies for the procurement of eggs, and this competition may increase in the future if consumer demand increases for eggs or products containing eggs or if competitors increasingly offer products in these market sectors. If supplies of eggs that meet our quality standards are reduced or are in greater demand, we may not be able to obtain sufficient supply to meet our needs on favorable terms or at all.

Our supply may also be affected by the number and size of farms that raise hens in a manner that meets our standards, changes in U.S. and global economic conditions and our ability to accurately forecast our raw materials requirements. For example, in order to meet our standards, we require our contracted egg farmers to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant, and many farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, elevated interest rates, government shutdowns, changes to certain government policies and assistance programs, such as Supplemental Nutrition Assistance Program benefits, federal staffing reductions or the limitation or elimination of sources of U.S. government loan assistance could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities, including opportunities to raise animals for competing companies, and the relative financial performance of raising hens in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

We may not be able to compete successfully in our highly competitive market.

We compete with large egg companies such as Cal-Maine Foods, Inc. and large international food companies such as Ornua Co-operative Limited (Kerrygold). Our competitors also include local and regional egg and dairy companies, as well as private-label products processed by other egg and dairy companies. We compete with such companies for new and existing consumers, for shelf space at our retail customers and for the services of family farmers. Furthermore, if additional competitors elect to list their stock on the public markets, investor interest in our common stock could decline as a result. Our competitors may have substantially greater financial and other resources than us, and some of our competitors’ products are well accepted in the marketplace today. Such competitors may also have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at lower costs. This could put pressure on us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to reduce prices. Conversely, if we were to increase prices, including as a result of fluctuations in the shell egg market, increased commodity or raw material costs, increased packaging or transportation costs or otherwise, any resulting decline in consumer demand for our products may be exacerbated by the competitiveness of our market.

Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than we have. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies may acquire our competitors or launch their own egg products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, which are generally sold at lower prices, and may change the merchandising of our products so they have less favorable placement. Larger competitors may also be less affected by economic disruption and uncertainty, including with respect to inflation, global economic conditions or agricultural diseases such as avian influenza, than we are. In recent years, there has been increasing market consolidation among local, regional and national specialty egg and dairy companies. These competitive pressures could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures or increase the use of discounting or promotional campaigns, each of which could adversely affect our margins and could result in a decrease in our operating results and profitability.

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

Additionally, our leased cold storage facility in Missouri represents a significant portion of our cold storage capacity, and we have shifted certain functions, including finished goods storage and order fulfillment, to this facility. Our financial performance depends in large part on our ability to obtain adequate cold storage facility services in a timely manner.

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

Increases in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. Certain of our marketing and advertising occurs on social media platforms, and such platforms frequently change the algorithms that determine the ranking and display of results of a user’s search and may make other changes to the way results are displayed, or may increase the costs of such advertising, which can negatively affect the placement of our links and, therefore, reduce the number of visits to our website and social media channels or make such marketing cost prohibitive. Social media platforms typically require compliance with their policies and procedures, which may be subject to change or new interpretation with limited ability to negotiate, which could negatively impact our marketing capabilities. Further, we at times utilize partnerships with third parties (including social media influencers) to market our products. We may be unable to fully control the actions of such third parties, and they may engage in behavior or use their platforms in a manner that reflects poorly on our business. If we are unable to maintain and promote a favorable perception of our brand and products on a cost-effective basis, due to the actions of social media platforms, third-party partners, animal rights groups, advocacy organizations or otherwise, our business, financial condition and results of operations could be adversely affected.

In addition, we have at times, including in recent periods, been the subject of, and we could in the future be the subject of, negative social media campaigns beyond our control. Such campaigns, even if they are inaccurate or misleading, could adversely affect the perception of our brand. We are dependent upon consumers’ perception of the safety, quality, sustainability and efficacy of our products. Negative consumer perception may arise from media reports, social media posts or comments, product liability claims, regulatory investigations or recalls affecting our products or our industry, any of which may reduce demand or could damage our reputation and adversely affect our business.

We could be adversely affected by a change in consumer preferences, perception and spending habits in the natural food industry generally and with respect to animal-based products, in particular. Any failure to develop or enrich our product offerings or gain market acceptance of our new products could have a negative effect on our business.

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethically produced, great-tasting and nutritious foods. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in these markets. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage or social media scrutiny regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients or processes involved in their production may damage consumer confidence in our products. We have at times been the subject of negative social media campaigns employing misinformation or disinformation about our products and standards. A general decline in the consumption of our products could occur at any time as a result of changes in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by economic uncertainty and general inflationary trends. For example, we and many of our customers face pressure from advocacy organizations, particularly animal rights groups, to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. If consumer preferences shift away from animal-based products for these reasons, because of a preference for plant-based products or otherwise, our business, financial condition and results of operations could be adversely affected.

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

In the 13-week periods ended March 29, 2026 and March 30, 2025, UNFI (Whole Foods’ primary distributor) accounted for approximately 22% and 23% of our net revenue, respectively. Since distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that a substantial portion of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

Fluctuations in commodity prices and in the availability of feed ingredients could negatively impact our results of operations and financial condition.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 21% and 20% of our retail sales in the 13-week periods ended March 29, 2026 and March 30, 2025, respectively. Kroger accounted for approximately 13% and less than 10% of our retail sales in the 13-week periods ended March 29, 2026 and March 30, 2025, respectively. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time, could negatively impact our sales and profitability.

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

In addition, our success depends in part upon our ability to attract, train, develop and retain a sufficient number of crew members who understand and appreciate our culture and can represent our brand effectively and establish credibility with our business partners and consumers. If we are unable to win in a competitive market for top talent capable of meeting our business needs and expectations, our business and brand image may be impaired. For example, Seymour, Indiana, the site of our planned Vital Crossroads facility, has a tight labor market, and this facility will require the recruitment, training and retention of a significant number of new crew members. Due to labor market conditions or otherwise, we may be unable to attract and retain crew members for this facility with the skills we require. Additionally, substantially all of our crew members outside of our Egg Central Station facility are working remotely on a permanent basis. Although we believe we manage our operations to handle remote working conditions efficiently, it is possible that such remote work arrangements could adversely impact crew member cohesiveness, efficiency, professional development, operational agility and retention. Any failure to meet our staffing needs or any material increase in turnover rates of our crew members may adversely affect our business, financial condition and results of operations.

If we cannot maintain our company culture or focus on our purpose as we grow, our business and competitive position may be harmed.

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and develop the infrastructure of a public company and expand our workforce into new markets (including in connection with our planned Vital Crossroads facility), we may find it difficult to maintain these important values. To ensure continued growth, we may make strategic decisions that certain of our crew members may disagree with, which could cause them to seek employment elsewhere. We may also have difficulty maintaining our company culture as substantially all of our crew members outside of our Egg Central Station facility are working remotely on a permanent basis. If we fail to maintain our company culture or focus on our purpose, our business and competitive position may be harmed.

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

Costs of packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, weather conditions, consumer demand and changes in governmental trade. We have seen higher packaging costs in prior fiscal periods. Volatility in the prices of supplies we and our co-manufacturers purchase could increase our cost of sales and reduce our profitability. Moreover, although we have not seen significant decreases in volume due to previous price increases, we may not be able to implement further price increases for our products to cover any increased costs, and any price increases we do implement may result in lower consumer demand, decreased ability to attract new customers and lower sales volumes.

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

We obtain independent third-party certifications for certain of our products, including Certified Humane certification for our shell eggs, USDA organic certification for our organic shell eggs and certification from Regenified for our Restorative egg product. We must comply with the requirements of independent organizations or certification authorities in order to maintain these certifications. The loss of any independent certifications (due to actions or omissions by us, our suppliers or a third-party certifier) could adversely affect our brand reputation and market position, which could harm our business. Additionally, if any of our third-party certifiers are subject to compliance or legal issues or negative publicity, our reputation and business could be harmed by our association with such entity.

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

We and certain of our vendors use overseas sourcing to varying degrees to produce certain of the products we sell. Any event causing a sudden disruption of manufacturing or imports from such foreign countries, including changes in the United States’ foreign trade policies resulting in the imposition of additional import restrictions, withdrawal from or material modifications to, international trade agreements, unanticipated political changes, increased customs duties or tariffs, labor disputes, health epidemics, adverse weather conditions, crop failure, acts of war or terrorism, legal or economic restrictions on overseas suppliers’ ability to produce and deliver products and natural disasters, could increase our costs and materially harm our business, financial condition and results of operations. Our business is also subject to a variety of other risks generally associated with indirectly sourcing goods from abroad, such as political instability, disruption of imports by labor disputes, currency fluctuations and local business practices. In addition, requirements imposed by the FDA compel importers to verify that food products and ingredients produced by a foreign supplier comply with all applicable legal and regulatory requirements enforced by the FDA, which could result in certain products being deemed ineligible for import. In addition, the U.S. Department of Homeland Security may at times prevent the importation or customs clearance of certain products and ingredients for reasons unrelated to food safety.

International trade policies, including tariffs, sanctions and trade barriers, and ongoing changes and uncertainty in the tariff regime, may adversely affect our business, financial condition, results of operations and prospects.

Recent judicial and executive actions relating to tariffs imposed by the U.S. government have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Certain of our products and elements of our supply chain, including certain processing equipment and packaging, are imported from international markets, and we saw increased expenses associated with these products and supply chain elements as a result of new tariffs implemented in fiscal 2025.

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

In February 2026, the Supreme Court of the United States, or SCOTUS, invalidated certain tariffs imposed by the U.S. government under emergency statutory authority in 2025. Shortly thereafter, the President signed an executive order implementing a new 10% global tariff pursuant to an alternative statutory authority, with the authority to increase such tariff to as high as 15%. Subsequent administrative actions and legal challenges have created additional uncertainty regarding the scope, duration and enforceability of these measures. Ongoing and potential future litigation, rulemaking and policy changes could further alter the tariff regime with little notice. This evolving legal and policy landscape has contributed to continued volatility in global trade conditions.

While we continue to monitor these developments, the ultimate impact of these risks remains uncertain. Any prolonged economic downturn, further escalation in trade tensions, retaliatory measures by U.S. trading partners or deterioration in the global perception of U.S.-based companies and their products could materially and adversely affect our business, results of operations, financial condition and prospects. Tariffs and other trade-related developments have heightened, and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

We have been, and may continue to be, subject to campaigns by activist stockholders, non-governmental organizations, or other advocacy groups, including those focused on animal welfare, environmental or other social issues, that seek to influence our business practices, supply chain standards, marketing claims or corporate governance. These campaigns may include public reports, media or social media coverage or challenges to our product certifications or labeling claims. Even if such claims are without merit, responding to them may require significant efforts and attention from our management, other crew members and Board of Directors, require us to incur significant costs, and create reputational risk, any of which could adversely affect our business, financial condition and results of operations.

Risks Related to Legal and Government Regulation

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation or business.

From time to time, we may be party to various claims and legal proceedings. For example, on March 27, 2026, a putative securities class action complaint was filed against us and certain of our executive officers in the United States District Court for the Western District of Texas alleging violation of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from any assessments and estimates we may make.

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

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.

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

We recently completed a multi-year transition to a new cloud-based ERP system to support our future growth and more fully optimize our existing processes. The ERP system implementation required, and is likely to continue to require, investment of significant financial resources and the time and attention of our management and key crew members. It is possible that the system will not yield the benefits we anticipate and could result in disruptions, delays or deficiencies in the processes it supports. For example, in the fourth quarter of fiscal 2025, we experienced temporary disruptions in order and fulfillment levels following the launch date of the new ERP system. Any disruptions, delays or deficiencies related to the new ERP system or the implementation thereof, or the design, integration or implementation of other technology systems we may choose to implement in the future, could materially impact our operations and adversely affect our ability to process orders, manage our inventory, fulfill obligations to customers or otherwise operate our business.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. Furthermore, given our operations and economic role, regulatory requirements related to critical infrastructure have and may impose additional compliance burdens on us, including reporting requirements, increased costs, and other obligations.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Stock Market LLC, or Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources.

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

We have previously identified material weaknesses in our internal control over financial reporting (since fully remediated), and we cannot provide assurance that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain or develop effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to capital markets.

Our stock price may be volatile, and the value of our common stock may decline.

The market price of our common stock has at times been highly volatile and may fluctuate or decline substantially in the future as a result of a variety of factors, some of which are beyond our control, including as a result of any stock repurchase program we may implement from time to time, or as a result of any of the items described elsewhere in this “Risk Factors” section. Our stock price has been, and may continue to be, volatile, which may make it more difficult for our stockholders to sell their shares at a time or a price that is favorable to them and may decrease the value of existing and future equity-based incentives provided to our management and other crew members. Companies that have experienced volatility in the market price of their stock have at times been subject to securities class action litigation and/or proposals by activist stockholders demanding certain corporate actions. For example, we and certain of our officers were recently named as defendants in a putative securities class action filed in the United States District Court for the Western District of Texas. Litigation might result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects. See Note 20 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information.

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

In addition, as of March 29, 2026, there were 2,693,506 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such restricted stock awards vest, subject to compliance with applicable securities laws.

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

On February 19, 2026, our Board of Directors authorized and approved a stock repurchase program, or the Stock Repurchase Program, which authorized us to periodically repurchase up to $100 million of our common stock through February 19, 2028. Repurchases of shares under such plan, or any authorized Stock Repurchase Program we may implement in the future, could increase the volatility of the price of our common stock and diminish our cash reserves, which may impact our ability to finance future growth initiatives and pursue strategic opportunities. In addition, the United States has implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies, which will generally increase the costs to us of any share repurchases. The actual timing, manner, price and total amount of future repurchases will depend on a variety of factors, including business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, restrictions under the terms of loan agreements and other considerations. We cannot guarantee this Stock Repurchase Program will be fully consummated, and an announcement of the termination of the plan may result in a decrease in the trading price of our common stock. Even if current or future stock repurchase programs are fully implemented, such programs may not enhance long-term stockholder value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its common stock during the 13-week period ended March 29, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
March 1, 2026 through March 29, 2026	1,001,747	$19.97	1,001,747	$80,000

(1)
On February 19, 2026, we announced that our board of directors had approved a program to periodically repurchase up to $100 million through February 19, 2028. Repurchases of common stock made under the Stock Repurchase Program shall be effected from time to time, including, without limitation, pursuant to one or more written repurchase plans intended to qualify for the protections of Rule 10b5-1 of the Exchange Act, open market transactions made in reliance on the Rule 10b-18 of the Exchange Act safe harbor, and/or similar arrangements. For additional information related to stock repurchases, see “Common Stock” in Note 15 to our consolidated financial statements included elsewhere in this Quarterly Report.
(2)
Average price paid per share includes direct acquisition costs.

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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of March 29, 2026, we have used an aggregate of $76.2 million of the IPO proceeds, including $7.3 million to pay off our term loan, $1.9 million to pay off our equipment loan in 2020, $26.0 million for the expansion of Egg Central Station in Springfield, Missouri, $18.7 million for the construction of Vital Crossroads in Seymour, Indiana, $2.3 million for the development of accelerator farms and $20.0 million to repurchase stock under the Stock Repurchase Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the 13-week period ended March 29, 2026, certain of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as set forth in the table below:

Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Thilo Wrede, Chief Financial Officer	Adoption	March 2, 2026	X		14,595(1)		December 31, 2026
Joanne Bal, Chief Legal Officer, Corporate Secretary and Head of Impact	Adoption	March 2, 2026	X		12,253(2)		December 31, 2026

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

(1)
Includes up to 2,500 shares subject to vested stock options previously granted to Mr. Wrede. The actual number of shares underlying such stock options that will be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sufficient to cover the costs associated with the exercise of such shares and is not determinable at this time.
(2)
Includes up to 12,253 shares subject to vested stock options previously granted to Ms. Bal. The actual number of shares underlying such stock options that will be sold under the Rule 10b5-1 trading arrangement will be net of the number of shares sufficient to cover the costs associated with the exercise of such shares and is not determinable at this time.

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

10.1+#	Resignation and Founder and Chairperson Emeritus Agreement between the Registrant and Matthew O’Hayer, dated February 24, 2026.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Documents.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

+ Indicates a management contract or compensatory plan.

# Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will supplementally furnish copies of omitted schedules and exhibits to the SEC or its staff upon its request.

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

Vital Farms, Inc.

Dated: May 7, 2026	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
Executive Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2026	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial and Accounting Officer)