Form 10-Q
period 2026-06-28
Vital Farms, Inc.
filed 2026-08-06
CIK 1579733

cf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2026

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

As of August 3, 2026 the registrant had 42,931,522 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the financial condition of, and our relationships with, our farmers, pullet vendors, suppliers, co-manufacturers, distributors, retailers and foodservice customers, as well as the health of the foodservice industry generally;
•
the effects of outbreaks of agricultural diseases, including avian influenza and egg drop syndrome, the perception that outbreaks may occur or regulatory or market responses to such outbreaks generally;
•
the ability of our farmers, pullet vendors, suppliers and co-manufacturers to comply with our standards and food safety, environmental or other laws or regulations;
•
the effects of a public health pandemic or contagious disease, or fear of such outbreaks, on our supply chain, the demand for our products, and overall economic conditions, consumer confidence and spending levels;
•
the specifications and timing of Vital Crossroads, our planned egg washing and packing facility in Seymour, Indiana, including the impact of our decision to halt construction on Vital Crossroads by the end of 2026, and the impacts of prior or future expansions of our egg washing and packing facilities on our revenue and farm network;
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
•
our estimates of future capital expenditures and the sufficiency of our cash, cash equivalents, any marketable securities and availability of credit under our credit facilities to meet our liquidity needs;
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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	June 28, 2026	December 28, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,239	$48,831
Investment securities, available-for-sale	—	64,520
Accounts receivable, net of allowance for credit losses of $442 and $685 as of June 28, 2026 and December 28, 2025, respectively	50,695	67,849
Inventories	73,889	66,495
Prepaid expenses and other current assets, net of allowance for credit losses of $28 and $34 as of June 28, 2026 and December 28, 2025, respectively	13,483	11,304
Income taxes receivable	1,446	1,410
Assets held for sale	2,141	2,141
Total current assets	162,893	262,550
Property, plant and equipment, net	192,224	160,601
Operating lease right-of-use assets	122,412	80,390
Goodwill and other assets	24,549	15,197
Total assets	$502,078	$518,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,212	$55,141
Accrued liabilities	53,222	54,826
Operating lease liabilities, current	32,060	4,673
Finance lease liabilities, current	5,892	5,670
Income taxes payable	193	1,268
Total current liabilities	147,579	121,578
Long-term debt	30,000	—
Operating lease liabilities, non-current	38,199	38,050
Finance lease liabilities, non-current	2,097	5,098
Other liabilities	550	2,752
Total liabilities	$218,425	$167,478
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of June 28, 2026 and December 28, 2025; no shares issued and outstanding as of June 28, 2026 and December 28, 2025	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of June 28, 2026 and December 28, 2025; 42,928,046 and 44,797,125 shares issued and outstanding as of June 28, 2026 and December 28, 2025, respectively	4	4
Additional paid-in capital	166,833	201,820
Retained earnings	116,808	149,395
Accumulated other comprehensive income	8	41
Total stockholders’ equity	$283,653	$351,260
Total liabilities and stockholders’ equity	$502,078	$518,738

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net revenue	$166,029	$184,767	$353,184	$346,956
Cost of goods sold	155,098	112,985	289,245	212,661
Gross profit	10,931	71,782	63,939	134,295
Operating expenses:
Selling, general and administrative	40,376	38,987	84,740	70,897
Shipping and distribution	10,701	9,000	21,678	17,835
Total operating expenses	51,077	47,987	106,418	88,732
(Loss) income from operations	(40,146)	23,795	(42,479)	45,563
Other income (expense), net:
Interest expense	(421)	(218)	(611)	(453)
Interest income	227	1,332	1,000	2,544
Other expense, net	(450)	(378)	(559)	(781)
Total other (expense) income, net	(644)	736	(170)	1,310
Net (loss) income before income taxes	(40,790)	24,531	(42,649)	46,873
Income tax (benefit) provision	(9,725)	7,893	(10,062)	13,334
Net (loss) income	$(31,065)	$16,638	$(32,587)	$33,539
Net (loss) income per share:
Basic:	$(0.72)	$0.37	$(0.76)	$0.76
Diluted:	$(0.72)	$0.36	$(0.76)	$0.73
Weighted average common shares outstanding:
Basic:	42,935,854	44,591,484	43,007,009	44,421,116
Diluted:	42,935,854	45,804,158	43,007,009	45,815,874

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		26-Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net (loss) income	$(31,065)	$16,638	$(32,587)	$33,539
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Unrealized net holding gain (loss)	14	(48)	(46)	(26)
Amounts reclassified for realized (losses) gains to earnings	(6)	13	1	13
Available-for-sale securities, before tax	8	(35)	(45)	(13)
Other comprehensive income (loss), before tax	8	(35)	(45)	(13)
Income tax (expense) benefit related to items of other comprehensive (loss) income	(2)	19	12	13
Other comprehensive income (loss), net of tax	6	(16)	(33)	—
Comprehensive (loss) income	$(31,059)	$16,622	$(32,620)	$33,539

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances as of December 28, 2025	44,797,125	$4	$201,820	$149,395	$41	$351,260
Vesting of restricted stock units	269,564	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(87,384)	—	(1,547)	—	—	(1,547)
Repurchase of common stock	(1,001,747)	—	(20,000)	—	—	(20,000)
Stock-based compensation expense	—	—	2,756	—	—	2,756
Other comprehensive loss, net	—	—	—	—	(39)	(39)
Net loss	—	—	—	(1,522)	—	(1,522)
Balances as of March 29, 2026	43,977,558	$4	$183,029	$147,873	$2	$330,908
Vesting of restricted stock units	25,015	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(1,484)	—	(71)	—	—	(71)
Shares issued under employee stock purchase plan	56,061	—	404	—	—	404
Repurchase of common stock	(1,129,104)	—	(15,151)	—	—	(15,151)
Stock-based compensation benefit	—	—	(1,378)	—	—	(1,378)
Other comprehensive income, net	—	—	—	—	6	6
Net loss	—	—	—	(31,065)	—	(31,065)
Balances as of June 28, 2026	42,928,046	$4	$166,833	$116,808	$8	$283,653

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

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	26-Weeks Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net (loss) income	$(32,587)	$33,539
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,597	6,727
Reduction in the carrying amount of right-of-use assets	7,581	3,691
Stock-based compensation expense	1,378	5,887
Amortization of capitalized cloud computing arrangement costs	1,397	—
Amortization and accretion of available-for-sale securities	(526)	(296)
Amortization of debt issuance costs	42	43
Uncertain tax positions	(1,121)	1,735
Deferred taxes	(9,831)	(24)
Net realized losses on derivative instruments	563	822
Increase in inventory provision	8,274	568
Other	1,331	725
Net change in operating assets and liabilities	(30,010)	(48,904)
Net cash (used in) provided by operating activities	$(45,912)	$4,513
Cash flows from investing activities:
Purchases of property, plant and equipment	(37,460)	(9,994)
Proceeds from the sale of available-for-sale securities	43,002	404
Maturities of available-for-sale securities	22,000	7,890
Purchases of derivative instruments	(261)	—
Proceeds from the settlement of derivative instruments	202	264
Proceeds from the sale of property, plant and equipment	121	608
Purchases of available-for-sale securities	—	(45,079)
Net cash provided by (used in) investing activities	$27,604	$(45,907)
Cash flows from financing activities:
Proceeds from draw on JPMorgan Credit Facility	30,000	—
Proceeds from issuance of common stock under employee stock purchase plan	404	379
Proceeds from exercise of stock options	—	3,649
Repurchases of common stock	(35,151)	—
Payment of tax withholding obligation on vested restricted stock unit shares	(1,619)	(2,978)
Principal payments under finance lease obligations	(2,918)	(2,033)
Net cash used in financing activities	$(9,284)	$(983)
Net decrease in cash and cash equivalents	(27,592)	(42,377)
Cash and cash equivalents at beginning of the period	48,831	150,601
Cash and cash equivalents at end of the period	$21,239	$108,224
Supplemental disclosure of cash flow information:
Cash paid for interest	$460	$410
Cash paid for income taxes, net of amounts refunded	2,001	11,772
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$11,904	$25,590

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

The accompanying unaudited condensed consolidated financial statements as of June 28, 2026 and for the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s consolidated financial position as of June 28, 2026, consolidated results of operations for the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025, and consolidated cash flows for the 26-week periods ended June 28, 2026 and June 29, 2025. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 28, 2025 was derived from audited annual financial statements but does not contain all of the note disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week and 26-week periods ended June 28, 2026 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 27, 2026.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consist of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended June 28, 2026 and June 29, 2025 both contain operating results for 13 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 28, 2025, and the notes thereto, which are included in the Annual Report. Other than the adoption of the new accounting policy and the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 26-week period ended June 28, 2026.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 28, 2025, and the notes thereto, which are included in the Annual Report.

In December 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-12, Codification Improvements (“ASU 2025-12”), which clarifies, corrects errors, and makes minor improvements to FASB’s previous guidance. ASU 2025-12 encompasses 34 minor updates and clarifications to the codification with early adoption permitted on an issue-by-issue basis. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt the stock repurchase guidance in ASU 2025-12 for recording the excess repurchase price over par value in additional paid-in capital pursuant to a stock repurchase program (the “Stock Repurchase Program”) authorized by the Company’s Board of Directors (the “Board of Directors”) in the 26-week period ended June 28, 2026.

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

The Company had no available-for-sale investment securities as of June 28, 2026.

The following table summarizes the Company’s available-for-sale investment securities as of December 28, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury Bills	$64,476	$44	$—	$—	$64,520
Total	$64,476	$44	$—	$—	$64,520

For the 13-week periods ended June 28, 2026 and June 29, 2025, proceeds from the sale of available-for-sale securities were $14,845 and $0, respectively. For the 26-week periods ended June 28, 2026 and June 29, 2025, proceeds from the sale of available-for-sale securities were $43,002 and $404, respectively.

We liquidated our portfolio of available-for-sale investment securities as of June 28, 2026. As of June 28, 2026 and December 28, 2025, there were no diversified investments in the Company’s securities portfolio in an unrealized loss position.

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

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	June 28, 2026	December 28, 2025
Commodity:
Corn	Bushels (in thousands)	1,463	1,500
Soybean Meal	Tons	15	16

For the 13-week periods ended June 28, 2026 and June 29, 2025, the pre-tax amount of commodity contract derivative losses recognized in other expense, net was $445 and $391, respectively. For the 26-week periods ended June 28, 2026 and June 29, 2025, the pre-tax commodity contract derivative losses recognized in other expense, net was $563 and $822, respectively.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of June 28, 2026, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Derivative financial instruments	—	96	—	96
Total assets measured at fair value	$—	$96	$—	$96

	Fair Value Measurements as of December 28, 2025, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$14,807	$—	$—	$14,807
U.S. Treasury Bills	—	4,998	—	4,998
Investment securities, available-for-sale:
U.S. Treasury Bills	—	64,520	—	64,520
Prepaid expenses and other current assets:
Derivative financial instruments	—	262	—	262
Total assets measured at fair value	$14,807	$69,780	$—	$84,587

During the 26-week period ended June 28, 2026, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Investment Securities” in Note 3 above.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other non-trade receivables included in prepaid expense and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net revenue:
Eggs and egg-related products	$160,437	$178,418	$341,501	$334,723
Butter and butter-related products	5,592	6,349	11,683	12,233
Net revenue	$166,029	$184,767	$353,184	$346,956

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and stick butter.

During the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025, the Company had customers that individually accounted for 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025 is as follows:

	Net Revenue for the 13-Weeks Ended June 28, 2026	Net Revenue for the 13-Weeks Ended June 29, 2025	Net Revenue for the 26-Weeks Ended June 28, 2026	Net Revenue for the 26-Weeks Ended June 29, 2025
Customer A	21%	21%	22%	22%
Customer B	12%	*	12%	*
* Net revenue was less than 10%

As of June 28, 2026 and December 28, 2025, the Company had customers that individually accounted for 10% or more of the Company’s accounts receivable. The percentage of accounts receivable, net due from significant customers as of June 28, 2026 and December 28, 2025 is as follows:

	Accounts Receivable, Net as of June 28, 2026	Accounts Receivable, Net as of December 28, 2025
Customer A	15%	16%
Customer B	15%	15%
Customer C	11%	10%

Note 7. Allowance for Credit Losses

As of June 28, 2026 and December 28, 2025, the Company had allowances for credit losses of $470 and $719, respectively.

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

Changes in the allowance for credit losses for the 26-week period ended June 28, 2026 were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 28, 2025	$(685)	$(34)	$(719)
(Provisions) reductions charged to operating results	(83)	11	(72)
Account write-offs	31	—	31
As of March 29, 2026	(737)	(23)	(760)
Reductions (provisions) charged to operating results	172	(38)	134
Account write-offs	123	33	156
As of June 28, 2026	$(442)	$(28)	$(470)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	June 28, 2026	December 28, 2025
Eggs and egg-related products	$43,905	$29,836
Butter and butter-related products	21,738	20,394
Packaging	11,726	10,842
Pullets	7,131	7,602
Other	2,586	2,744
Reserve for inventory obsolescence	(13,197)	(4,923)
Inventories	$73,889	$66,495

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether charges for excess or obsolete inventory reserves are required.

Note 9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the periods presented:

	June 28, 2026	December 28, 2025
Prepaid expenses	$4,002	$5,239
Other receivables, net	6,301	3,123
Cloud computing implementation costs	3,084	2,680
Derivative financial instruments	96	262
Prepaid expenses and other current assets, net	$13,483	$11,304

Note 10. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	June 28, 2026	December 28, 2025
Land	$11,035	$10,660
Land improvements	3,828	2,547
Buildings and improvements	44,059	40,398
Vehicles	2,121	1,999
Machinery and equipment	76,109	69,137
Leasehold improvements	7	491
Furniture and fixtures	665	636
Construction in progress	103,100	77,824
	240,924	203,692
Less: Accumulated depreciation and amortization	(48,700)	(43,091)
Property, plant and equipment, net	$192,224	$160,601

During the 13-week periods ended June 28, 2026 and June 29, 2025, depreciation of property, plant and equipment was approximately $2,271 and $2,401, respectively. During the 26-week periods ended June 28, 2026 and June 29, 2025, depreciation of property, plant and equipment was approximately $4,870 and $4,620, respectively.

During fiscal 2025, the Company elected to sell certain parcels of land located in Indiana previously purchased for the development of “accelerator farms” that in the aggregate total approximately 526 acres. Such parcels of land met the criteria to be classified as assets held for sale. As of June 28, 2026, approximately 263 acres remain to be sold with a carrying amount of $2.1 million classified as assets held for sale in the condensed consolidated balance sheets and are expected to be disposed of within the next 12 months.

Note 11. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense for the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025 are below:

	13-Weeks Ended		26-Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Operating lease cost	$4,797	$2,082	$8,675	$3,890
Finance lease cost – amortization of ROU assets	1,367	1,067	2,726	2,107
Finance lease cost – interest on lease liabilities	141	198	306	410
Short-term lease cost	600	419	1,084	457
Variable lease cost	8,067	4,531	15,717	8,020
Variable lease cost – long-term supply contracts	89,902	61,176	164,280	116,244
Total lease cost	$104,874	$69,473	$192,788	$131,128

Future undiscounted cash flows are as follows:

	As of June 28, 2026
	Operating Leases	Finance Leases
Remainder of 2026	$23,913	$3,097
2027	14,874	5,229
2028	4,770	1
2029	4,748	1
2030	4,700	1
Thereafter	28,200	1
Total lease payments	81,205	8,330
Less imputed interest	(10,946)	(341)
Total present value of lease liabilities	$70,259	$7,989

During the 26-week periods ended June 28, 2026 and June 29, 2025, ROU assets obtained in exchange for new finance lease obligations were $139 and $1,103, respectively. During the 26-week periods ended June 28, 2026 and June 29, 2025, ROU assets obtained in exchange for new operating lease obligations were $49,703 and $15,965, respectively, of which $24,959 and $0 were related to operating ROU asset lease modifications, respectively.

Note 12. Goodwill and Other Assets

Goodwill and other assets consisted of the following as of the periods presented:

	June 28, 2026	December 28, 2025
Goodwill	$3,858	$3,858
Cloud computing implementation costs, net	9,990	9,501
Deferred tax asset	10,538	1,776
Other non-current assets	163	62
Goodwill and other assets	$24,549	$15,197

As of June 28, 2026 and December 28, 2025, the Company capitalized costs of $15,139 and $12,849, respectively, relating to cloud computing arrangement implementation costs. Of this total, $9,990 and $9,501 are classified as non-current assets under the heading “goodwill and other assets,” including $2,065 and $668 of accumulated amortization, and $3,084 and $2,680 are classified as current assets under the heading “prepaid expenses and other current assets” as of June 28, 2026 and December 28, 2025, respectively. This software was developed by a third party in conjunction with the Company’s employees. Amortization of the cloud computing arrangement implementation costs began once the software was placed in service in September 2025 and are classified within “selling, general and administrative costs.”

Note 13. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	June 28, 2026	December 28, 2025
Employee-related costs	$8,526	$11,816
Promotions and customer deductions	15,039	12,394
Distribution fees and freight	7,372	7,346
Marketing and broker commissions	1,931	4,845
Purchases of inventory	4,492	5,128
Professional fees	4,536	1,259
Property, plant and equipment	8,301	7,923
Taxes	1,673	3,049
Other	1,352	1,066
Accrued liabilities	$53,222	$54,826

Note 14. Product Exit Costs

As previously announced, on May 1, 2026, management of the Company elected to wind down and discontinue its butter product offerings to focus on its core egg product categories, with such discontinuation expected to be substantially completed by the end of fiscal 2026.

There was no activity related to the exit of the Company’s butter product offerings during the 13-week period ended March 29, 2026. The following table summarizes the activity related to the exit of the Company’s butter product offerings during the 13-week period ended June 28, 2026:

		For the 13- and 26-Weeks Ended June 28, 2026
Description	Statement of Operations Classification	Beginning Liability Balance	Charges Incurred	Amounts Settled	Ending Liability Balance
Inventory obsolescence	Cost of goods sold	$—	$7,764	$(7,764)	$—
Total		$—	$7,764	$(7,764)	$—

The inventory obsolescence recognized during the 13-week and 26-week periods ended June 28, 2026 arose from the termination of the contractual relationship by the Company’s butter processor due to the Company’s previously announced decision to wind down its butter product offerings. The Company is evaluating various alternative courses of action related to the wind down of its butter products and the Company may incur additional costs from results of such actions. The Company estimates that it will continue to incur costs related to the exit of the Company’s butter product offerings through the end of fiscal 2026.

As of the date of this Quarterly Report, the Company has not finalized the exact nature and full amount of such other costs and charges. Therefore, the Company is not able to estimate the total amount or range of amounts of such potential costs, including any amounts that will result in future cash expenditures at this time. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the wind down of the Company’s butter business.

Note 15. Long-Term Debt

JPMorgan Credit Facility

On April 9, 2024, the Company entered into a syndicated credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) and the other lenders party thereto (the “JPMorgan Credit Facility”), which provided for a five-year, $60.0 million revolving credit facility. The JPMorgan Credit Facility was terminated on August 4, 2026, in connection with the Company’s consummation of the JPMorgan ABL Credit Facility and the Silver Point Term Loan (each as defined below).

The JPMorgan Credit Facility included a $5.0 million letter of credit sub-limit and an accordion option that would allow the Company to increase the aggregate revolving commitments or add incremental term loans in an aggregate amount not to exceed the greater of (i) $35.0 million and (ii) an amount equal to 100% of consolidated adjusted EBITDA.

Any borrowings under the JPMorgan Credit Facility bore interest, at the Company’s election, at either (i) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus 0.10% plus a margin of either 1.75%, 2.00% or 2.25% depending on the Company’s net leverage ratio or (ii) an alternative base rate plus a margin of either 0.75%, 1.00% or 1.25%, depending on the Company’s net leverage ratio. The Company was required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrued at either 0.20% or 0.375% per annum depending on the Company’s revolving credit exposure. Additionally, the Company was required to pay a participation fee on the account of each lender for each outstanding letter of credit at a rate equal to the applicable rate used to determine the interest rate applicable to term benchmark revolving loans.

The JPMorgan Credit Facility was secured by liens on substantially all of the Company’s assets, including certain intellectual property assets and investment securities. It required the Company to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. As a result of the limitations contained in the JPMorgan Credit Facility, certain of the net assets on the Company’s consolidated balance sheet as of June 28, 2026 were restricted in use. The Company’s wholly owned subsidiaries are non-operating and have no restricted net assets within the meaning of Rule 4-08(e)(3) or Rule 12-04 of Regulation S-X.

As of June 28, 2026, the Company was not in compliance with the fixed charge coverage ratio covenant under the JPMorgan Credit Facility. As described in additional detail in “Subsequent Events” in Note 24 below, prior to the issuance of the financial statements in this Quarterly Report, the lenders under the JPMorgan Credit Facility consented to the fixed charge coverage ratio covenant not being tested as of June 28, 2026 and waived the Company’s compliance with the fixed charge coverage ratio covenant as of such date.

As of June 28, 2026, the outstanding amount under the JPMorgan Credit Facility was $30.0 million. During the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025, interest expense related to draws on the JPMorgan Credit Facility was $0.3 million and $0, respectively. As of June 28, 2026 and December 28, 2025, the effective interest rates on the JPMorgan Credit Facility were approximately 5.57% and 0%, respectively.

In connection with the establishment of the JPMorgan ABL Credit Facility (as defined below) on August 4, 2026 (the “Closing Date”), the JPMorgan Credit Facility was terminated.

JPMorgan ABL Credit Facility

On the Closing Date, the Company entered into an asset-backed credit agreement with JPMorgan (the “JPMorgan ABL Credit Facility”), which provides for a three-year revolving credit facility of up to $60.0 million. Availability under the JPMorgan ABL Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by certain reserves, if any. The JPMorgan ABL Credit Facility replaced the existing JPMorgan Credit Facility, which terminated concurrently with the establishment of the JPMorgan ABL Credit Facility.

Any borrowings under the JPMorgan ABL Credit Facility bear interest at either (i) for the first twelve months (a) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus a margin of 2.50%, or (b) an alternative base rate plus a margin of 1.50% or (ii) after the first twelve months, (a) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus a margin of either 1.75%, 2.00% or 2.25% depending on the Company’s fixed charge coverage ratio, or (b) an alternative base rate plus a margin of either 0.75%, 1.00% or 1.25% depending on the Company’s fixed charge coverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at 0.375% per annum.

The JPMorgan ABL Credit Facility is secured by liens on substantially all of the Company’s assets, including a first lien on the Company’s accounts, accounts receivable and inventory and a second lien on all other assets. It requires the Company to maintain (i) minimum revolving availability of $15.0 million for the first twelve months following the effective date of the JPM ABL Credit Facility, and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.00 for months 13 through 36. The loan agreement contains customary negative covenants that limit the Company’s ability, and the ability of its subsidiaries, to take certain actions without lender consent or unless otherwise permitted under the agreement.

Silver Point Term Loan

On the Closing Date, the Company entered into term loan agreement with Silver Point Finance, LLC (“Silver Point”) and the lenders party thereto (the “Silver Point Term Loan”), which provides for a $125.0 million term loan with a three-year tenor. The Company borrowed the full amount of the Silver Point Term Loan on the Closing Date and used a portion of the proceeds to repay the existing indebtedness under the JPMorgan Credit Facility.

The Silver Point Term Loan will bear interest at either (i) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus 7.50% or (ii) an alternative base rate (subject to a 2.00% floor) plus 6.50%.

The Silver Point Term Loan is secured by liens on substantially all of the Company’s assets, including a first lien on all assets (other than the Company’s accounts, accounts receivable and inventory) and a second lien on Company’s accounts, accounts receivable and inventory. The loan agreement contains customary negative covenants that limit the Company’s ability, and the ability of its subsidiaries, to take certain actions without lender consent or unless otherwise permitted under the agreement.

Note 16. Common Stock

As of June 28, 2026, the Company’s amended and restated certificate of incorporation authorized the Company to issue up to 310,000,000 shares of common stock, par value $0.0001 per share, of which 42,928,046 shares were issued and outstanding.

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

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	June 28, 2026	December 28, 2025
Options to purchase common stock	1,167,647	1,170,025
Restricted stock units (“RSUs”)	896,788	608,138
Performance stock units (“PSUs”)	597,801	362,903
Shares available for grant under the 2020 Equity Incentive Plan (“2020 Incentive Plan”) and 2020 Employee Stock Purchase Plan (“2020 ESPP”)	18,234,149	16,777,235
Total	20,896,385	18,918,301

Stock Repurchase Program

On February 19, 2026, the Board of Directors authorized and approved entry into the Stock Repurchase Program, which authorized the Company to periodically repurchase up to $100.0 million of its common stock through February 19, 2028. Repurchases of common stock made under the Stock Repurchase Program shall be effected from time to time, including, without limitation, pursuant to one or more written repurchase plans intended to qualify for the protections of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), open market transactions made in reliance on the Rule 10b-18 of the Exchange Act safe harbor, and/or similar arrangements. Effective as of August 3, 2026, the Board of Directors terminated the Stock Repurchase Program.

During the 13-week and 26-week periods ended June 28, 2026, the Company repurchased 1,129,104 shares and 2,130,851 shares of common stock at an average price per share of $13.29 and $16.43, respectively, for an aggregate cost of $15.0 million and $35.0 million, respectively. As of June 28, 2026, the Company had $65.0 million remaining authorized under the Stock Repurchase Program. All repurchased shares have been canceled and returned to our authorized but unissued share reserve. On August 3, 2026, consistent with the requirements of the Company’s credit facilities, the Board of Directors terminated its previous authorization to purchase shares under the Stock Repurchase Program, and no further repurchases of shares are currently anticipated.

Note 17. Stock-Based Compensation

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

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Cost of goods sold	$260	$173	$455	$280
Selling, general and administrative expense(1)	(1,638)	2,861	923	5,607
Total	$(1,378)	$3,034	$1,378	$5,887

(1) Included within selling, general and administrative expense for each of the 13-week and 26-week periods ended June 28, 2026 was $3.3 million of reversals of previously recognized stock-based compensation expense resulting from a change in estimate based on revised expectations of the attainment levels for performance metrics of certain PSUs, partially offset by $1.7 million and $4.7 million of ongoing expenses associated with existing grants, respectively.

Stock Option Activity

The following table summarizes stock option activity since December 28, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 28, 2025	1,170,025	$15.70		$18,978
Cancelled/Forfeited	(2,378)	$23.30		$—
Outstanding as of June 28, 2026	1,167,647	$15.68	4.3	$2,383
Options exercisable as of June 28, 2026	1,164,965	$15.69	4.3	$2,383
Options vested and expected to vest as of June 28, 2026	1,167,647	$15.68	4.3	$2,383

The fair value of stock options vested during the 13-week periods ended June 28, 2026 and June 29, 2025 was $0 and $26, respectively. The fair value of stock options vested during the 26-week periods ended June 28, 2026 and June 29, 2025 was $0 and $967, respectively. As of June 28, 2026, total unrecognized stock-based compensation expense related to unvested stock options was $4, which is expected to be recognized over a weighted-average period of 0.38 years.

Restricted Stock Unit Activity

The following table summarizes RSU activity since December 28, 2025:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 28, 2025	608,138	$26.18
Granted	661,169	$18.76
Vested(1)	(294,579)	$23.77
Forfeited	(77,940)	$22.82
Unvested as of June 28, 2026	896,788	$21.79

(1) Includes 88,868 shares of common stock withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2020 Incentive Plan.

The fair value of RSU shares vested during the 13-week periods ended June 28, 2026 and June 29, 2025 was $841 and $822, respectively. The fair value of RSU shares vested during the 26-week periods ended June 28, 2026 and June 29, 2025 was $7,001 and $5,505, respectively. As of June 28, 2026, total unrecognized stock-based compensation expense related to the Company’s unvested RSU activity was $16,639, which is expected to be recognized over a weighted-average period of 2.13 years.

Performance Stock Unit Activity

The Company grants PSUs to certain of its officers and employees. These PSUs vest at the end of a three-year period based upon the level of achievement of certain Company performance metrics and the recipient’s continued service over such period. The number of shares that can be earned will range from 0% to 200% of the granted PSUs, based upon the Company’s level of achievement of the stated performance metrics. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable to vest as of June 28, 2026.

The following table summarizes PSU activity since December 28, 2025:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 28, 2025	362,903	$25.47
Granted	257,192	$19.78
Forfeited	(22,294)	$23.72
Unvested as of June 28, 2026	597,801	$23.09

The fair value of PSU shares vested during the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025 was $0, as no shares have vested as of such periods. As of June 28, 2026, total unrecognized stock-based compensation expense related to the Company’s unvested PSU activity was $7,120, which is expected to be recognized over a weighted-average period of 2.24 years.

2020 Equity Incentive Plan: In July 2020, the Board of Directors adopted the 2020 Incentive Plan, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of

Directors. As of June 28, 2026, 14,983,954 shares were available for future grants of the Company’s common stock, which includes 1,791,885 shares of common stock that were automatically added to the available reserve on January 1, 2026.

Employee Stock Purchase Plan: In July 2020, the Board of Directors adopted the 2020 ESPP, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Board of Directors. As of June 28, 2026, 3,250,195 shares of the Company’s common stock were available for future issuance under the 2020 ESPP, which includes 447,971 shares of common stock that were automatically added to the available reserve on January 1, 2026. The Board of Directors authorizes six-month offering periods, with the most recent beginning on May 16, 2026.

Note 18. Income Taxes

The Company’s effective tax (benefit) rate for the 13-week periods ended June 28, 2026 and June 29, 2025 was approximately (24%) and 32%, respectively. The Company’s effective tax (benefit) rate for the 26-week periods ended June 28, 2026 and June 29, 2025 was (24%) and 28%, respectively. The Company’s effective tax benefit for the 13-week and 26-week periods ended June 28, 2026 differs from the statutory rate due primarily to state taxes, offset by the impact of compensation deduction limitations under Internal Revenue Code Section 162(m). The Company’s effective tax rate for the 13-week and 26-week periods ended June 29, 2025 differs from the statutory rate due primarily to discrete tax benefits related to the exercise of non-qualified stock options and the vesting of restricted stock units. In addition, the effective tax rates for the 13-week and 26-week periods ended June 29, 2025 were impacted by a discrete tax item primarily associated with an uncertain tax position related to state income taxes. As of June 28, 2026 and December 28, 2025, the Company had uncertain tax positions of $0.6 million and $1.7 million, respectively, under the heading “Other liabilities” in the condensed consolidated balance sheets.

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

Note 19. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended		26-Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Numerator:
Net (loss) income	$(31,065)	$16,638	$(32,587)	$33,539
Denominator:
Weighted average common shares outstanding — basic	42,935,854	44,591,484	43,007,009	44,421,116
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	—	692,884	—	783,166
Effect of potentially dilutive RSUs	—	209,821	—	304,073
Effect of potentially dilutive PSUs	—	302,757	—	295,414
Effect of potentially dilutive common stock issuable pursuant to the 2020 ESPP	—	7,212	—	12,105
Weighted average common shares outstanding — diluted	42,935,854	45,804,158	43,007,009	45,815,874
Net (loss) income per share
Basic	$(0.72)	$0.37	$(0.76)	$0.76
Diluted	$(0.72)	$0.36	$(0.76)	$0.73

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net (loss) income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended		26-Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Options to purchase common stock	890,946	1,281	514,849	—
Unvested RSUs	729,969	—	227,586	—
Unvested PSUs	353,492	—	134,051	—
Common stock issuable pursuant to the ESPP	10,106	—	592	—
	1,984,513	1,281	877,078	—

Note 20. Accumulated Other Comprehensive (Loss) Income

The amounts reclassified from accumulated other comprehensive (loss) income (“AOCI”) for the periods presented below were as follows (in thousands):

		Amounts Reclassified from AOCI
		13-Week Period Ended
AOCI Component	Statement of Operations Classification	June 28, 2026	June 29, 2025
(Losses) gains on available-for-sale securities	Other expense, net	$(6)	$13
	Total before tax	(6)	13
	Tax benefit	—	—
	Net of tax	$(6)	$13

		Amounts Reclassified from AOCI
		26-Week Period Ended
AOCI Component	Statement of Operations Classification	June 28, 2026	June 29, 2025
Gains on available-for-sale securities	Other expense, net	$1	$13
	Total before tax	1	13
	Tax benefit	—	—
	Net of tax	$1	$13

The gross amount and related tax expense recorded in, and associated with, each component of other comprehensive (loss) income were as follows (in thousands):

	13-Weeks Ended
	June 28, 2026			June 29, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale securities:
Unrealized net holding gain (loss)	$14	$(2)	$12	$(48)	$19	$(29)
Amounts reclassified for realized (losses) gains to earnings	(6)	—	(6)	13	—	13
Total other comprehensive income (loss)	$8	$(2)	$6	$(35)	$19	$(16)

	26-Weeks Ended
	June 28, 2026			June 29, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale securities:
Unrealized net holding (loss) gain	$(46)	$12	$(34)	$(26)	$13	$(13)
Amounts reclassified for realized gains to earnings	1	—	1	13	—	13
Total other comprehensive loss	$(45)	$12	$(33)	$(13)	$13	$—

Note 21. Commitments and Contingencies

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of June 28, 2026, the Company has not incurred any material costs as a result of such indemnification agreements.

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

On March 27, 2026, the Company and certain of its officers were named as defendants in a putative class action complaint captioned Don Wilkerson et al. v. Vital Farms, Inc. et al. in the United States District Court for the Western District of Texas (the “W.D. Tex. Court”). The plaintiffs allege that the defendants made false and/or misleading statements about the Company’s business, operations and prospects in violation of Section 10(b) of the Exchange Act, Rule 10b5-1 promulgated thereunder, and Section 20(a) of the Exchange Act. In early July 2026, the W.D. Tex. Court appointed an individual named Xiaohu Wang as lead plaintiff in the case. Pursuant to a briefing schedule agreed by the parties, an amended complaint is due by September 21, 2026.

On July 8, 2026, the Company and certain of its directors and officers were named as defendants in a stockholder derivative lawsuit captioned Chirag Mody et al. v. Vital Farms, Inc. et al. in the W.D. Tex. Court. The plaintiffs allege that the defendants breached their fiduciary duties, engaged in gross mismanagement, acts of corporate waste and unjust enrichment. The plaintiffs further allege that the defendants made false and/or misleading statements about the Company’s business, operations and prospects in violation of Section 14(a) of the Exchange Act.

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

The Company intends to vigorously defend itself in these matters. Given the uncertainty of the litigation, the stage of the case and legal standards that must be met for, among other things, class certification and success on the merits, the Company is unable to reasonably estimate the possible loss or range of loss, if any, that may result from the claims.

Note 22. Related Party Transactions

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for certain project management and related services associated with the construction and expansion of the Company’s egg processing facilities, including certain limited project management and related services for the Company’s planned future egg packing facility in Seymour, Indiana. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President, Chief Executive Officer and Executive Chairperson and a member of the Board of Directors. In connection with the services described above, the Company paid Sandpebble $268 and $761 during the 13-week periods ended June 28, 2026 and June 29, 2025, respectively, and $553 and $1,283 during the 26-week periods ended June 28, 2026 and June 29, 2025, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of June 28, 2026 and December 28, 2025, amounts owed to Sandpebble were $36 and $136, respectively, and are included in accounts payable and accrued liabilities.

Note 23. Segment Reporting

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

The following tables present the significant segment expenses and other segment items regularly reviewed by the Company’s chief operating decision maker, currently the Company’s President and Chief Executive Officer:

	Eggs and Butter Segment
	13-Weeks Ended
	June 28, 2026	June 29, 2025
Net revenue	$166,029	$184,767
Less:
Cost of goods sold(1)	151,626	109,703
Shipping and distribution	10,701	9,000
Marketing	9,070	10,492
Other selling, general & administrative(1)	31,140	28,309
Interest income	(227)	(1,332)
Interest expense	421	218
Depreciation and amortization	3,638	3,468
Income tax (benefit) provision	(9,725)	7,893
Other segment expenses(2)	450	378
Segment net (loss) income	$(31,065)	$16,638

(1) Excludes depreciation and amortization.

(2) Other segment expenses included in segment net (loss) income includes the change in fair value of derivative instruments and other miscellaneous gains and losses.

	Eggs and Butter Segment
	26-Weeks Ended
	June 28, 2026	June 29, 2025
Net revenue	$353,184	$346,956
Less:
Cost of goods sold(1)	282,000	206,311
Shipping and distribution	21,678	17,835
Marketing	20,403	17,771
Other selling, general & administrative(1)	63,984	52,749
Interest income	(1,000)	(2,544)
Interest expense	611	453
Depreciation and amortization	7,597	6,727
Income tax (benefit) provision	(10,062)	13,334
Other segment expenses(2)	560	781
Segment net (loss) income	$(32,587)	$33,539

(1) Excludes depreciation and amortization.

(2) Other segment expenses included in segment net (loss) income includes the change in fair value of derivative instruments and other miscellaneous gains and losses.

Note 24. Subsequent Events

JPMorgan Credit Facility Covenant Waiver

On July 25, 2026, the Company notified JPMorgan that the Company was not in compliance with its preliminary financial covenants under the JPMorgan Credit Facility as of June 28, 2026.

On the August 3, 2026, the Company entered into the Amendment No. 1 to Credit Agreement (the “Amendment”) by and among the Company, the lenders party thereto and JPMorgan, which amends the JPMorgan Credit Agreement. The Amendment modifies the JPMorgan Credit Agreement to, among other things: (i) waive the event of default related to the Company’s breach of the Fixed Charge Coverage Ratio covenant for the fiscal quarter ended June 28, 2026, (ii) suspend the testing of the Fixed Charge Coverage Ratio for the fiscal quarter ended June 28, 2026, (iii) modify the conditions to each revolving borrowing and (iv) modify certain negative covenant thresholds. Following the effectiveness of the Amendment, the Company was in compliance with the JPMorgan Credit Facility, and the Company remained in compliance with the JPMorgan Credit Facility until it was terminated as described below.

As of the Closing Date, the JPMorgan ABL Credit Facility described below replaced the JPMorgan Credit Facility, which terminated concurrently with the establishment of the JPMorgan ABL Credit Facility.

JPMorgan ABL Credit Facility

On the Closing Date, the Company entered into the JPMorgan ABL Credit Facility, which provides for a three-year, $60.0 million revolving credit facility. The JPMorgan ABL Credit Facility replaced the existing JPMorgan Credit Facility, which terminated concurrently with the establishment of the JPMorgan ABL Credit Facility.

Please see “Long-Term Debt” above in Note 15 for further detail on the JPMorgan ABL Credit Facility.

Silver Point Term Loan

Also, on the Closing Date, the Company entered into Silver Point Term Loan, which provides for a $125.0 million term loan with a three-year tenor. The Company borrowed the full amount of the Silver Point Term Loan on the Closing Date and used a portion of the proceeds to repay the existing indebtedness under the JPMorgan Credit Facility.

Please see “Long-Term Debt” above in Note 15 for further detail on the Silver Point Term Loan.

Stock Repurchase Program

On August 3, 2026, the Board of Directors terminated the Stock Repurchase Program, which termination became effective upon the Company’s closing of the JPMorgan ABL Credit Facility and the Silver Point Term Loan.

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

We primarily work with our contracted farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. As a result of elevated construction costs associated with our new farms, we incurred incremental farm recruitment costs in 2024 and 2025, which have continued into 2026, that were required to be paid in advance of these farms beginning to produce eggs. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which average approximately six years in length. We believe the impact to our working capital resulting from these upfront costs could range from $10.0 million to $15.0 million in fiscal 2026. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

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

Our shell eggs are collected from farmers by a third-party freight carrier. They are then placed in cold storage at a dedicated cold storage and fulfillment center operated and owned by our longtime cold storage provider until we pack them for shipping to our customers at Egg Central Station, our state-of-the-art shell egg processing facility in Springfield, Missouri. Egg Central Station is approximately 153,000 square feet and utilizes highly automated equipment to grade and package our shell egg products, including an additional Moba egg grading system installed in 2025 to help meet demand for our shell eggs. Egg Central Station is capable of packing more than 7.5 million eggs per day and has an SQF Excellent rating, the highest level of such certification from the Global Food Safety Initiative.

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

We had net revenue of $166.0 million and $184.8 million, net loss of $31.1 million and net income of $16.6 million, and Adjusted EBITDA of $(26.6) million and $29.9 million in the 13-week periods ended June 28, 2026 and June 29, 2025, respectively. We had net revenue of $353.2 million and $347.0 million, net loss of $32.6 million and net income of $33.5 million, and Adjusted EBITDA of $(21.6) million and $57.4 million in the 26-week periods ended June 28, 2026 and June 29, 2025, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measure—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Supply Control and Other Cost-Reduction Initiatives

During 2026, as a result of economic uncertainty, an industry-wide oversupply of shell eggs and increased price gaps with certain competing shell egg products, we have experienced declining velocities in our shell egg sales to retail customers. This resulted in increased sales to breaker and wholesale channels, which adversely impacted our financial results in the 13-week and 26-week periods ended June 28, 2026.

In the 13-week and 26-week periods ended June 28, 2026, we worked with certain of our contracted farmers to address our oversupply through voluntary amendments to their producer contracts to cease production from existing flocks or delay placement of future flocks, in return for payments to such farmers, reflecting a portion of their foregone profits. We expect such supply control measures to continue throughout 2026.

In addition, we intend to halt construction on Vital Crossroads, our previously announced planned second egg washing and packing facility with onsite cold storage in Seymour, Indiana, by the end of 2026. We will continue to evaluate our supply needs relative to the planned timing for construction of Vital Crossroads.

We previously purchased approximately 1,540 acres of farmland in Indiana, intended for the development of “accelerator farms.” In fiscal 2025, we placed laying hens at the first of these accelerator farms, and we have begun to source eggs from these farms, which we plan to continue to operate. In May 2026, we also announced that we would pause the development of future accelerator farms. We intend to continue to use our active accelerator farms to provide learning and development opportunities within our farm network while preserving the ability in the future to sell turnkey farms to interested farmers.

During 2026, we made operational staffing changes to reduce headcount and better align our resources with our growth strategies, resulting in a workforce reduction that impacted approximately 12% of our remote crew members.

Butter Business Wind Down

In May 2026, we made the strategic decision to wind down our butter business to sharpen our focus on our core egg product categories where we see distinct competitive advantages. We expect to complete the wind down of the butter business by the end of fiscal 2026. In connection with the discontinuation plan, we expect to incur butter inventory-related charges, costs, and write-downs, packaging write-downs, and other related discontinuation costs. We are not able to estimate the amount or range of amounts of such potential costs, including any amounts that will result in future cash expenditures at this time. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the wind down of our butter business.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza (“HPAI”) and Other Agricultural Diseases

Since initial outbreaks of HPAI in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. We did not experience an outbreak of HPAI at any of our farms in the 13-week or 26-week periods ended June 28, 2026.

In fiscal 2024, we were made aware of an outbreak of a virus called Egg Drop Syndrome (“EDS”) in the Midwest. EDS is characterized by the production of pale, thin-shelled, soft-shelled, or shell-less eggs by seemingly healthy laying hens. Twelve of our farms were impacted by EDS in fiscal 2025 and one of our farms has been impacted by an outbreak of EDS in fiscal 2026 to date.

At times since 2024, HPAI-related disruptions in the supply of conventional eggs resulted in increased demand for premium egg products such as ours, which occasionally resulted in shortages of these eggs on shelves at our retail customers. While we have not experienced material disruptions to our egg supply due to HPAI and EDS outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results. Additionally, agricultural diseases such as HPAI or EDS have resulted and could in the future result in supply shortages and price increases across the egg market, including shortages of eggs on shelves at our retail customers. We are confident in the measures we have taken to reduce the risk of HPAI and EDS on our farms and production facilities, including through procurement of vaccinations for EDS, as well as our ability to mitigate impacts on supply. However, given continued uncertainty about future outbreaks and governmental responses to such outbreaks, we cannot predict the ultimate impact that agricultural diseases such as HPAI and EDS will have on our business.

Economic Uncertainty and Volatility

Economic uncertainty and volatility have affected and may continue to affect our business and corresponding financial position and cash flows. Inflationary factors, such as increases in the cost of materials and supplies, interest rates and overhead costs, may adversely affect our operating results. Elevated interest rates also present a challenge impacting the U.S. economy and could make it more difficult for us or our farmers to obtain traditional financing on acceptable terms, if at all, in the future.

In the first half of fiscal 2026, these conditions, together with industry-wide oversupply of shell eggs and increased price gaps with certain competing shell egg products, contributed to a decline in our financial performance and to our financial results falling short of our previously announced guidance. We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. In periods of oversupply, we have sold or donated our excess supply at reduced prices or no cost. Our current oversupply of egg inventory has resulted in increased sales to breaker and wholesale channels at lower prices or no cost. We consider excess sales to breaker and wholesale channels to be sales volume in excess of the fiscal 2024 and 2025 average contribution of breaker and wholesale volume to our overall shell egg volume, which was 4.9%. As discussed above, we have implemented certain supply control measures to address the oversupply of our shell eggs, and we expect such measures to continue throughout 2026.

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

In November 2025, the Supreme Court of the United States, or SCOTUS, heard oral arguments on tariffs imposed under the International Emergency Economic Powers Act, or IEEPA. In February 2026, SCOTUS issued a decision invalidating these tariffs; however, President Trump subsequently signed an executive order implementing a non-IEEPA tariff. These actions have contributed to continued uncertainty and volatility in the trade environment. In April 2026, the IEEPA tariff refund process was launched, and we began to receive refunds in the second quarter of fiscal 2026. Ongoing and potential future litigation, rulemaking and policy changes could further alter the tariff regime with little notice. We are continuing to evaluate the potential impact of these developments on our financial statements and business.

Additionally, any increased recessionary risk, together with the foregoing, could result in further economic uncertainty and volatility in the capital markets and could negatively affect our operations. We work closely with our farmers, pullet vendors, suppliers and third-party manufacturers to manage our supply chain activities and mitigate potential disruptions to our product supplies as a result of supply chain disruptions associated with such uncertainties. We currently expect to have an adequate supply of our products, packaging and freight through fiscal 2026.

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

Expand Household Penetration

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 97.3%, while the household penetration for our shell eggs is approximately 10.0%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts have helped and will continue to help educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to continue to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 21% and 20% of our retail sales for the 13-week periods ended June 28, 2026 and June 29, 2025 and 21% and 20% of our retail sales for the 26-week periods ended June 28, 2026 and June 29, 2025, respectively. Kroger accounted for approximately 12% and 10% of our retail sales for the 13-week periods ended June 28, 2026 and June 29, 2025 and 12% and 10% of our retail sales for the 26-week periods ended June 28, 2026 and June 29, 2025, respectively.

As of June 28, 2026, there were more than 24,000 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore and club markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

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

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. Eggs and egg-related products generated $160.4 million in net revenue, approximately 97% of total net revenue, in the 13-week period ended June 28, 2026. Eggs and egg-related products generated $341.5 million in net revenue, approximately 97% of total net revenue in the 26-week period ended June 28, 2026. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

Net revenue is impacted by increases or decreases in volume of the products we sell, as well as price/mix, which refers to the impact on margin of how products are priced and sales are distributed among the different products in our portfolio. Our shell eggs are sold to consumers at a premium price point, and when prices for commodity, private-label, or other premium shell eggs fall relative to the price of our shell eggs (including due to supply fluctuations or pricing or promotional actions that we or our competitors may implement), price-sensitive consumers may choose to purchase shell eggs offered by our competitors instead of our eggs. As a result, lower prices for commodity, private-label or other premium shell eggs may adversely affect our net revenue. In periods of shell egg oversupply, we have been, and may in the future be, required to sell excess shell eggs to breakers or wholesalers at a reduced price, generally dependent upon the commodity price of shell eggs. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

Cost of Goods Sold

Cost of goods sold consists of the costs directly attributable to producing our products which include labor, raw material and packaging costs as well as overhead. The labor cost is comprised of wages and related costs for our processing crew members. The raw material is comprised of those items necessary to process our finished egg and butter products and the packaging costs are the cost of the packaging materials our finished products are sold in. Costs associated with inventory that does not meet our quality control standards are recorded in cost of goods sold. Overhead costs in cost of goods sold include utilities, insurance, inbound freight, storage fees related to our warehouse and depreciation and amortization expenses related to our assets used in production. We expect cost of goods sold to increase in the future in connection with costs incurred by our supply control initiatives to manage and control our supply of shell eggs in the light of the industry-wide oversupply of shell egg inventories and other factors described above in “Known Trends, Events and Uncertainties–Economic Uncertainty and Volatility.”

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of broker and contractor fees for sales and marketing, as well as personnel costs for sales and marketing, finance, human resources and other administrative functions, including salaries, benefits, bonuses, severance, stock-based compensation expense and sales commissions. Selling, general and administrative expenses also include advertising and digital media costs, agency fees, travel and entertainment costs, and costs associated with consumer promotions, product samples, sales aids incurred to acquire new customers, retain existing customers and build our brand awareness, overhead costs for facilities, including associated depreciation and amortization expenses related to our non-production facilities and assets, and information technology-related expenses. We recognize professional fees, consulting and amortization of capitalized costs associated with our new cloud-based enterprise resource planning, or ERP, system in selling, general and administrative expenses in our consolidated statements of operations. We expect selling, general and administrative expenses to increase in the future in connection with our expansion of the business, increased marketing costs and amortization of our cloud-based ERP system.

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

Results of Operations

The results of operations data for the 13-week and 26-week periods ended June 28, 2026 and June 29, 2025 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended June 28, 2026 and June 29, 2025

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	June 28, 2026		June 29, 2025
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$166,029	100%	$184,767	100%
Cost of goods sold(1)	155,098	93%	112,985	61%
Gross profit	10,931	7%	71,782	39%
Operating expenses:
Selling, general and administrative(2)	40,376	24%	38,987	21%
Shipping and distribution	10,701	7%	9,000	5%
Total operating expenses	51,077	31%	47,987	26%
(Loss) income from operations	(40,146)	(24)%	23,795	13%
Other income (expense), net:
Interest expense	(421)	—	(218)	—
Interest income	227	—	1,332	—
Other expense, net	(450)	—	(378)	—
Total other (expense) income, net	(644)	—	736	—
Net (loss) income before income taxes	(40,790)	(25)%	24,531	13%
Income tax (benefit) provision	(9,725)	(6)%	7,893	4%
Net (loss) income	$(31,065)	(19)%	$16,638	9%
(1)
Includes stock-based compensation expense of $260 and $173 in cost of goods sold for the 13-week periods ended June 28, 2026 and June 29, 2025, respectively.
(2)
Includes stock-based compensation (benefit) expense of $(1,638) and $2,861 in selling, general and administrative for the 13-week periods ended June 28, 2026 and June 29, 2025, respectively.

Net Revenue

	13-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Net revenue	$166,029	$184,767	$(18,738)	(10)%

The decrease in net revenue of $18.7 million, or 10%, was primarily driven by a volume-driven decline of $19.8 million, excluding excess breaker and wholesale channel sales, partially offset by a price/mix benefit of $1.1 million. Excess sales to breaker and wholesale channels contributed $0.1 million to net revenue growth, as a large volume increase was almost entirely offset by a price decline. Net revenue from sales through our retail channel was $158.0 million and $176.1 million for the 13-week periods ended June 28, 2026 and June 29, 2025, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Gross profit	$10,931	$71,782	$(60,851)	(85)%
Gross margin	7%	39%

The decrease in gross profit of $60.9 million, or 85%, was driven by higher input and production costs and unfavorable sales mix. The unfavorable sales mix was driven by an oversupply of egg inventory, which resulted in increased sales to breaker and wholesale channels at lower prices, reducing gross profit by $19.5 million. In addition, gross margin for the 13-week period ended June 28, 2026 was impacted by a $7.8 million inventory impairment charge related to the exit of our butter products.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Selling, general and administrative	$40,376	$38,987	$1,389	4%
Percentage of net revenue	24%	21%

The increase in selling, general and administrative expenses of $1.4 million, or 4%, was primarily driven by expenses to support the expansion of our business and continued growth, including:

•
an increase of $2.7 million in professional services, driven by consulting fees associated with our feed cost savings program;
•
an increase of $0.9 million in technology and software-related expenses;
•
an increase of $0.3 million in marketing-related expenses, partially offset by
•
a decrease of $2.1 million in employee-related costs, including stock-based compensation, driven by a change in estimate based on revised expectations of the attainment levels for performance metrics of certain PSUs; and
•
a decrease of $0.4 million in other selling, general, and administrative expenses.

Shipping and Distribution

	13-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Shipping and distribution	$10,701	$9,000	$1,701	19%
Percentage of net revenue	7%	5%

The increase in shipping and distribution costs of $1.7 million, or 19%, was driven by higher fuel rates and unfavorable linehaul rates.

Interest Expense

	13-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Interest expense	$(421)	$(218)	$(203)	93%

The increase in interest expense of $0.2 million, or 93%, was primarily driven by interest incurred on outstanding borrowings on the JPMorgan Credit Facility.

Interest Income

	13-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Interest income	$227	$1,332	$(1,105)	(83)%

The decrease of $1.1 million in interest income, or 83%, was primarily driven by a decrease in interest income received on our available-for-sale securities and marketable securities.

Other Expense, net

	13-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Other expense, net	$(450)	$(378)	$(72)	19%

The increase in other expense, net of $72 thousand, or 19%, was primarily driven by higher losses on our commodity derivative instruments during the 13-week period ended June 28, 2026 as compared to those in the 13-week period ended June 29, 2025.

Income Tax Provision

	13-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Income tax (benefit) provision	$(9,725)	$7,893	$(17,618)	(223)%

The decrease in the income tax (benefit) provision of $17.6 million, or 223%, was primarily related to a decrease in net (loss) income for the 13-week period ended June 28, 2026 as compared to the 13-week period ended June 29, 2025.

Comparison of the 26-Week Periods Ended June 28, 2026 and June 29, 2025

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the periods presented:

	26-Weeks Ended
	June 28, 2026		June 29, 2025
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$353,184	100%	$346,956	100%
Cost of goods sold(1)	289,245	82%	212,661	61%
Gross profit	63,939	18%	134,295	39%
Operating expenses:
Selling, general and administrative(2)	84,740	24%	70,897	21%
Shipping and distribution	21,678	6%	17,835	5%
Total operating expenses	106,418	30%	88,732	26%
(Loss) income from operations	(42,479)	(12)%	45,563	13%
Other income (expense), net:
Interest expense	(611)	—	(453)	—
Interest income	1,000	—	2,544	1%
Other expense, net	(559)	—	(781)	—
Total other (expense) income, net	(170)	—	1,310	1%
Net (loss) income before income taxes	(42,649)	(12)%	46,873	14%
Income tax (benefit) provision	(10,062)	(3)%	13,334	4%
Net (loss) income	$(32,587)	(9)%	$33,539	10%

(1)
Includes stock-based compensation expense of $455 and $280 in cost of goods sold for the 26-week periods ended June 28, 2026 and June 29, 2025, respectively.
(2)
Includes stock-based compensation (benefit) expense of $923 and $5,607 in selling, general and administrative for the 26-week periods ended June 28, 2026 and June 29, 2025, respectively.

Net Revenue

	26-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Net revenue	$353,184	$346,956	$6,228	2%

The increase in net revenue of $6.2 million, or 2%, was primarily driven by price/mix benefits of $9.2 million, excluding excess breaker and wholesale channel sales, slightly offset by a volume-driven decline of $2.8 million. Excess sales to breaker and wholesale channels contributed only $0.2 million to net revenue growth, as a large volume increase was more than offset by a price decline. Net revenue from sales through our retail channel was $337.5 million and $330.7 million for the 26-week periods ended June 28, 2026 and June 29, 2025, respectively.

Gross Profit and Gross Margin

	26-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Gross profit	$63,939	$134,295	$(70,356)	(52)%
Gross margin	18%	39%

The decrease in gross profit of $70.4 million, or 52%, was driven by higher input and production costs and unfavorable sales mix. The unfavorable sales mix was driven by an oversupply of egg inventory, which resulted in increased sales to breaker and wholesale channels at lower prices, reducing gross profit by approximately $23.8 million. In addition, gross margin for the 26-week period ended June 28, 2026 was impacted by a $7.8 million inventory impairment charge related to the exit of our butter products.

Operating Expenses

Selling, General and Administrative

	26-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Selling, general and administrative	$84,740	$70,897	$13,843	20%
Percentage of net revenue	24%	21%

The increase in selling, general and administrative expenses of $13.8 million, or 20%, was primarily driven by expenses to support the expansion of our business and continued growth, including:

•
an increase of $6.0 million in marketing-related expenses;
•
an increase of $3.5 million in professional services, driven by consulting fees associated with our feed cost savings program;
•
an increase of $2.1 million in technology and software-related expenses;
•
an increase of $1.9 million in employee-related costs, including stock-based compensation, due to an increase of $6.6 million in employee-related costs driven by cost-of-living adjustments made to employee salaries and other employee benefits, partially offset by a $4.7 million decrease in stock-based compensation due to a change in estimated based on revised expectations of the attainment levels for performance metrics of certain PSUs; and
•
an increase of $0.3 million in other selling, general, and administrative expenses.

Shipping and Distribution

	26-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Shipping and distribution	$21,678	$17,835	$3,843	22%
Percentage of net revenue	6%	5%

The increase in shipping and distribution costs of $3.8 million, or 22%, was driven by higher fuel rates and unfavorable linehaul rates.

Interest Expense

	26-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
Interest expense	$(611)	$(453)	$(158)	35%

The increase in interest expense of $0.2 million, or 35%, was primarily driven by interest incurred on outstanding borrowings on the JPMorgan Credit Facility.

Interest Income

	26-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Interest income	$1,000	$2,544	$(1,544)	(61)%

The decrease of $1.5 million in interest income, or 61%, was primarily driven by a decrease in interest income received on our available-for-sale securities and marketable securities.

Other Expense, net

	26-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Other expense, net	$(559)	$(781)	$222	(28)%

The decrease in other expense, net of $0.2 million, or 28%, was primarily driven by lower losses on our commodity derivative instruments during the 26-week period ended June 28, 2026 as compared to those in the 26-week period ended June 29, 2025.

Income Tax Provision

	26-Weeks Ended
	June 28, 2026	June 29, 2025	$ Change	% Change
	(in thousands)
Income tax (benefit) provision	$(10,062)	$13,334	$(23,396)	(175)%

The decrease in the income tax provision of $23.4 million, or 175%, was related to a decrease in net (loss) income for the 26-week period ended June 28, 2026 as compared to the 26-week period ended June 29, 2025.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had retained earnings of $116.8 million as of June 28, 2026 and incurred a net loss of $32.6 million in the 26-week period ended June 28, 2026. Based on our cash and cash equivalents of $21.2 million as of June 28, 2026, available borrowings under our asset-backed credit facility agreement, or the JPMorgan ABL Credit Facility, with JPMorgan Chase Bank, N.A., or JPMorgan, and $125.0 million in borrowings under our term loan agreement, or the Silver Point Term Loan, with Silver Point Finance, LLC, or Silver Point, we anticipate having sufficient liquidity to make investments in our business and support our long-term growth strategy.

Funding Requirements

We expect that our cash and cash equivalents together with cash provided by our operating activities and available borrowings under our existing credit facilities, will be sufficient to fund our operating expenses for at least the next 12 months. We further believe that we will be able to fund potential operating expenses and cash obligations beyond the next 12 months, through a combination of existing cash and cash equivalents, cash provided by our operating activities and available borrowings under our credit facilities.

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. We may be required to seek additional equity or debt financing. However, a significant disruption of global financial markets (including a disruption due to public health pandemics, geopolitical tensions and wars, trade wars, inflation or other factors) may result in our inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations. As of June 28, 2026, future minimum lease payments under non-cancelable operating leases totaled $81.2 million, and future minimum lease payments under non-cancelable finance leases totaled $8.3 million.

Additionally, in 2025 we broke ground on Vital Crossroads, our planned second egg washing and packing facility with onsite cold storage in Seymour, Indiana. In May 2026, we announced that we are proactively reducing our planned capital expenditures for the 2026 fiscal year, which includes halting construction on Vital Crossroads by the end of 2026 after completing the frame, walls and roof of the facility to protect it against winter weather, and pausing development of new accelerator farms.

We now anticipate that we will incur approximately $55.0 million to $80.0 million in capital expenditures related to Vital Crossroads in the next 12 months. These expenditures include the construction costs noted above, equipment and other previous commitments. We may incur further expenditures in the years following. We also anticipate that we will incur approximately $0.5 million to $1.5 million in capital expenditures over the next 12 months related to the development of accelerator farms on previously acquired farmland in Indiana or the purchase and development of future parcels, with further expenditures incurred in the years following. Finally, we anticipate increased expenditures in marketing during fiscal 2026 to support progress toward our long-term marketing goals.

We expect to incur costs of approximately $35.0 million to $45.0 million in connection with our supply control initiatives in the next 12 months. Such costs are accounted for as operating lease payments and a portion of these costs are included in the future minimum lease payments under non-cancelable operating lease costs. The exact costs of such initiatives depend on many factors outside our control, which makes the costs difficult for us to forecast.

Credit Facilities

In April 2024, we entered into the JPMorgan Credit Facility with JPMorgan Chase Bank, N.A. and the other lenders party thereto. The JPMorgan Credit Facility provided for a five-year, $60.0 million revolving credit facility. As of June 28, 2026, the outstanding balance under the Credit Facility was $30.0 million.

On August 4, 2026, or the Closing Date, we entered into the JPMorgan ABL Credit Facility, which provides for a three-year, $60.0 million revolving credit facility. Availability of the JPMorgan ABL Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by certain reserves, if any. The JPMorgan ABL Credit Facility replaced the existing JPMorgan Credit Facility, which terminated concurrently with the establishment of the JPMorgan ABL Credit Facility.

Any borrowings under the JPMorgan ABL Credit Facility bear interest, for the first twelve months at either (i) for the first twelve months (a) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus a margin of 2.50%, or (b) an alternative base rate plus a margin of 1.50% or (ii) after the first twelve months, (a) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus a margin of either 1.75%, 2.00%, or 2.25% depending on our fixed charge coverage ratio, or (b) an alternative base rate plus a margin of either 0.75%, 1.00% or 1.25% depending on our fixed charge coverage ratio. We are required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at 0.375% per annum.

The JPMorgan ABL Credit Facility is secured by liens on substantially all of our assets, including a first lien on our accounts, accounts receivable and inventory and a second lien on all other assets. It requires us to maintain (i) minimum revolving availability of $15.0 million for the first twelve months, and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.00 for months 13 through 36. The loan agreement contains customary negative covenants that limit our ability, and the ability of its subsidiaries, to take certain actions without lender consent or unless otherwise permitted under the agreement.

Simultaneously on the Closing Date, we entered into the Silver Point Term Loan with Silver Point, which provides for a $125.0 million term loan with a three-year tenor. We borrowed the full amount of the Silver Point Term Loan on the Closing Date and used a portion of the proceeds to repay the existing indebtedness under the JPMorgan Credit Facility.

The Silver Point Term Loan will bear interest at either (i) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus 7.50% or (ii) an alternative base rate (subject to a 2.00% floor) plus 6.50%.

The Silver Point Term Loan is secured by liens on substantially all of our assets, including a first lien on all assets (other than our accounts, accounts receivable and inventory) and a second lien on our accounts, accounts receivable and inventory. The loan agreement contains customary negative covenants that limit our ability, and the ability of our subsidiaries, to take certain actions without lender consent or unless otherwise permitted under the agreement.

See “Long-Term Debt” in Note 15 to our consolidated financial statements included elsewhere in this Quarterly Report for additional details related to our credit facilities.

Stock Repurchase Program

On February 19, 2026, our Board of Directors authorized and approved entry into a stock repurchase program, or the Stock Repurchase Program, which authorized us to periodically repurchase up to $100.0 million of our common stock through February 19, 2028. Repurchases of our common stock made under the Stock Repurchase Program shall be effected from time to time, including, without limitation, pursuant to one or more written repurchase plans intended to qualify for the protections of Rule 10b5-1 of the Exchange Act, open market transactions made in reliance on the Rule 10b-18 of the Exchange Act safe harbor, and/or similar arrangements. During the 13-week and 26-week periods ended June 28, 2026, we repurchased 1,129,104 shares and 2,130,851 shares of common stock at an average price per share of $13.29 and $16.43, respectively, for an aggregate cost of $15.0 million and $35.0 million, respectively. As of June 28, 2026, we had $65.0 million remaining authorized under the Stock Repurchase Program. All repurchased shares have been canceled and returned to our authorized but unissued share reserve.

On August 3, 2026, our Board of Directors terminated the Stock Repurchase Program, which termination became effective upon the closing of the JPMorgan ABL Credit Facility and the Silver Point Term Loan.

Cash Flows

The following table summarizes our cash flows for the 26-week periods indicated:

	26-Weeks Ended
	June 28, 2026	June 29, 2025
	(in thousands)
Net cash (used in) provided by operating activities	$(45,912)	$4,513
Net cash provided by (used in) investing activities	27,604	(45,907)
Net cash used in financing activities	(9,284)	(983)
Net decrease in cash and cash equivalents	$(27,592)	$(42,377)

Operating Activities

The change in net cash (used in) provided by operating activities during the 26-week period ended June 28, 2026 compared to the corresponding prior 26-week period was primarily due to (i) a change to the net loss position of $32.6 million for the 26-week period ended June 28, 2026 as compared to net income of $33.5 million for the 26-week period ended June 29, 2025, (ii) decreases in operating assets and liabilities of $18.9 million, and (iii) decreases in non-cash adjustments of $3.2 million. This decline was driven by lower sales velocities due in part to industry-wide shell egg oversupply and increasing price gaps between our products and those of our competitors.

Investing Activities

The change in net cash provided by (used in) investing activities is primarily driven by (i) an increase in proceeds from the sale and maturities of available-for-sale U.S. Treasury Bills, and (ii) a decrease in the purchases of available-for-sale U.S. Treasury Bills, partially offset by an increase in purchases of property, plant and equipment during the 26-week period ended June 28, 2026 compared to the corresponding 26-week period in the prior year. We liquidated our portfolio of available-for-sale investment securities as of June 28, 2026.

Financing Activities

The increase in net cash used in financing activities during the 26-week period ended June 28, 2026 compared to the corresponding 26-week period was due primarily to cash payments made for the repurchase of common stock, partially offset by an increase in the proceeds from a draw on the JPMorgan Credit Facility.

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
•
Interest expense;

•
Interest income;
•
Amortization of cloud computing arrangements;
•
Restructuring and severance costs; and
•
Costs related to the exit of our butter products.

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
•
It does not reflect tax payments that may represent a reduction in cash available to us; and
•
It does not reflect the impact of certain non-recurring expenses, including costs related to restructuring, severance, and the wind down of our butter business.

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

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(in thousands)		(in thousands)
Net (loss) income	$(31,065)	$16,638	$(32,587)	$33,539
Depreciation and amortization(1)	3,638	3,468	7,597	6,727
Stock-based compensation (benefit) expense	(1,378)	3,034	1,378	5,887
Income tax (benefit) provision	(9,725)	7,893	(10,062)	13,334
Interest expense	421	218	611	453
Interest income	(227)	(1,332)	(1,000)	(2,544)
Amortization of cloud computing arrangements	653	—	1,397	—
Restructuring and severance costs	3,312	—	3,312	—
Costs related to our exit of butter products	7,764	—	7,764	—
Adjusted EBITDA	$(26,607)	$29,919	$(21,590)	$57,396

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 28, 2025, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 26-week period ended June 28, 2026.

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

There have been no material changes in our exposure to market risk during the 13-week and 26-week periods ended June 28, 2026 from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our latest Annual Report.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2026. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. For additional information regarding legal proceedings, if any, see Note 21 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

Summary of Selected Risks Associated with Our Business

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. These risks include, among others, the following:

•
Our growth since inception may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our growth, control our costs and expenses, or evaluate our future prospects, our business could be adversely affected.
•
We may not be able to operate profitably or to maintain or increase our profitability in the future.
•
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
•
We may expend significant resources toward the expansion of our processing capacity, which may not provide us with the benefits we expect to receive.
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
•
If our operation of accelerator farms does not result in the benefits we anticipate, our business and financial results may be adversely affected.
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
•
Interest rate conditions could adversely affect our business and the ability of our family farmers to access capital.
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

Risks Related to Our Growth and Capital Requirements

Our growth since inception may not be indicative of our future growth, and if we continue to grow rapidly, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our growth, to control our costs and expenses, or evaluate our future prospects, our business could be adversely affected.

Our business has grown since inception, and we anticipate further growth. Most recently, our net revenue increased from $347.0 million in the 26-week period ended June 29, 2025 to $353.2 million in the 26-week period ended June 28, 2026; however, our net revenue decreased from $184.8 million in the 13-week period ended June 29, 2025 to $166.0 million in the 13-week period ended June 28, 2026. Our net revenue increased from $471.9 million in fiscal 2023 to $606.3 million in fiscal 2024 to $759.4 million in fiscal 2025. This historical growth has placed significant demands on our management, financial, operational, technological and other resources. The growth of our business depends on a number of factors, including our continued ability to:

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

Our growth has placed, and will continue to place, significant demands on our management and operations teams and will continue to require significant additional resources, financial and otherwise, to meet our needs, resources that may not be available in a cost-effective manner or at all. We expect to continue to expend substantial resources on our current and future processing facilities, our sales and marketing efforts, product innovation and development and general administration associated with being a public company. For example, we recently completed a multi-year transition to a new cloud-based ERP system to support our future growth and more fully optimize our existing processes. The ERP system implementation required, and further development of our processes and systems will likely require, investment of significant financial resources and the time and attention of our management and key crew members.

These investments may not result in the continued growth of our business. Even if these investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition and results of operations. Our revenue growth rates may slow, or we may experience declining revenue, in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, a decrease in the growth of our overall markets or failure to capitalize on growth opportunities.

We may not be able to operate profitably or to maintain or increase our profitability in the future.

We have experienced net losses in recent fiscal periods, including a net loss of $1.5 million in the 13-week period ended March 29, 2026 and a net loss of $31.1 million in the 13-week period ended June 28, 2026. During the 13-week period ended June 28, 2026, our gross margin declined significantly, driven by increased cost of goods sold, industry-wide oversupply of commodity shell eggs, increased price gaps with competing products and declining shell egg velocities. Our ability to operate profitably or to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will continue to increase in the foreseeable future as we invest to increase our household penetration, customer base, supplier network, marketing channels and product portfolio, as we expand and enhance our processing, manufacturing and distribution facilities, and as we hire additional crew members. Our ongoing efforts to grow and develop our supply chain may prove more expensive than we anticipate (including as a result of increases in input costs or disruptions in our supply chain relating to outbreaks of agricultural diseases, trade wars, tariff regimes, domestic or geopolitical tensions, public health pandemics, inflation or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset higher expenses. We have incurred significant expenses in connection with investing in and expanding our processing capacity, developing our co-manufacturing and co-packing relationships and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and future processing facilities, may be fixed. We expect that we will continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to operate profitably or maintain or increase our profitability and may incur additional losses in the future.

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

We expect that our existing cash and cash equivalents, together with cash provided by our operating activities, available borrowings under the JPMorgan ABL Credit Facility, and $125 million borrowed under the Silver Point Term Loan will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months. However, our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources. If we are unable to amend our credit facilities in the near term, we may explore other financing options and/or cost reduction measures to make investments in our business to support our long-term growth strategy. We may seek financing in connection with potential new product introductions, capital expenditures to expand our supply chain and process capabilities, acquisitions or investments in businesses or technologies that we believe could offer growth opportunities, share repurchases or other uses of capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.

Our ability to access additional capital may further be affected by adverse or uncertain economic conditions. Weakness and volatility in the capital markets and the economy in general could make it more difficult to access the capital markets and could increase our cost of borrowing.

The agreements governing our credit facilities require us to meet certain covenants, which could restrict our operational and financial flexibility.

The JPMorgan ABL Credit Facility provides for a $60.0 million revolving credit facility, and the Silver Point Term Loan provides for a $125.0 million term loan. We were previously party to the JPMorgan Credit Facility, which terminated concurrently with our entry into the JPMorgan ABL Credit Facility. During the 13-week period ended June 28, 2026, we drew on our JPMorgan Credit Facility by borrowing $30.0 million at an interest rate of approximately 5.57%.

The restrictive covenants in the JPMorgan ABL Credit Facility and Silver Point Term Loan limit our ability to incur or guarantee additional indebtedness, incur liens, make distributions, pay dividends, repurchase stock, make investments, enter into fundamental changes such as mergers or consolidations, engage in transactions with our affiliates, change our fiscal year or substantially change the nature of our business. The JPMorgan ABL Credit Facility also requires us to maintain (i) minimum revolving availability of $15.0 million for the first twelve months, and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.00 for months 13 through 36. These provisions may affect our ability to pursue business opportunities we find attractive or to maintain flexibility in reacting to changes in business conditions.

Our failure to comply with the covenants in the JPMorgan ABL Credit Facility, the Silver Point Term Loan or other terms of any present or future indebtedness could result in an event of default under such indebtedness, which, if not cured or waived, could result in the lender or lenders under such indebtedness declaring all obligations, together with accrued and unpaid interest, immediately due and payable and taking control of any collateral securing such indebtedness. For example, as of June 28, 2026, we were not in compliance with the fixed charge coverage ratio covenant under the JPMorgan Credit Facility, and we were required to obtain a waiver of such noncompliance from our lenders. Any such failure to comply with the terms of our indebtedness in the future may require us to amend or refinance our indebtedness on less favorable terms.

If we are forced to amend or refinance our credit facilities on less favorable terms or are unable to do so at all, our business, financial condition and results of operations could be adversely affected. In any such case, we may be unable to borrow under the JPMorgan ABL Credit Facility, the Silver Point Term Loan or other indebtedness and may not be able to repay the amounts due thereunder. This could have an adverse effect on our business, financial condition, results of operations and prospects.

Sales of shell eggs constitute the vast majority of our net revenue, and a reduction in these sales would have an adverse effect on our financial condition.

Shell eggs accounted for approximately 92% of our net revenue in each of the 13-week periods ended June 28, 2026 and June 29, 2025, and approximately 93% and 92% of our net revenue in the 26-week periods ended June 28, 2026 and June 29, 2025, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts. We believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net (loss) income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Furthermore, we could experience a decrease in sales of shell eggs due to one or more factors. For example, at times during 2026, as a result of economic uncertainty, an industry-wide oversupply of shell eggs and increased price gaps with certain competing shell egg products, we have experienced declining velocities in our shell egg sales. In addition, widespread outbreaks of highly pathogenic avian influenza, or HPAI, could impact supply of and demand for shell eggs and negatively impact our business. For additional details surrounding risks related to agricultural disease, see elsewhere in the Risk Factors, including “—Outbreaks of agricultural diseases, including avian influenza and egg drop syndrome, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.” Any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase other brands or as a result of supply fluctuations) could have an adverse effect on our business, financial condition and results of operations.

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

Our estimates of market opportunity and growth forecasts included in this Quarterly Report and elsewhere, including in connection with our earnings guidance and long-term financial goals, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if a market in which we compete meets our size estimates and growth forecasts, our business could fail to grow at the rate we anticipate, if at all. For example, in recent periods, our growth fell short of our publicly announced guidance. Fluctuations in our results of operations may cause those results to fall below our financial guidance or other projections, or the expectations of analysts or investors. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

When our actual results differ materially from our prior guidance or from the expectations of securities analysts or investors, our reputation and relationships with customers and investors may be harmed and our stock price may decline. In recent periods, our results have fallen short of our publicly announced guidance due to, among other things, industry-wide oversupply of commodity shell eggs, increased price gaps between our products and competing products, declining shell egg velocities and resulting margin compression. Such differences have in the past, and may in the future, expose us to securities litigation, derivative claims and regulatory inquiry. See Note 21 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements for further information on the securities and derivative claims to which we are subject. Defending against such claims is costly and time-consuming and may divert the attention of our management from our business operations, any of which could adversely affect our business, financial condition and results of operations, regardless of the outcome of such proceedings.

Risks Related to Our Business, Our Brand, Our Products and Our Industry

If we fail to effectively respond to market conditions and are unable to appropriately manage our processing, manufacturing and production capacity as we continue to grow and scale our business, our business and operating results could be adversely affected.

While our current supply, processing and manufacturing capabilities are sufficient to meet our present business needs, we continue to evaluate these capabilities as we continue to grow and scale our business. In May 2026, we announced that we would be proactively reducing our planned capital expenditures for the 2026 fiscal year, including halting construction on Vital Crossroads by the end of the 2026 fiscal year and pausing development of new accelerator farms. There is risk in our ability to effectively respond to market conditions and to appropriately scale production and processing and manage our supply chain requirements, and failure to do so could adversely impact our business, financial condition and results of operations.

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

On the other hand, if we overestimate our demand or overbuild our capacity or our supply of eggs or laying hens, we may have significantly underutilized supply or other assets, resulting in sales of excess products at reduced margins, donations of excess products or other supply-control measures. For example, during 2026, the shell egg industry has experienced an increase in production and subsequent oversupply of commodity shell eggs. We have incurred costs associated with storage or donation of excess products or other supply control measures, which have resulted in reduced margins. If we do not accurately align our processing and manufacturing capabilities with demand or our supply control initiative does not produce the effects we expect, our business, financial condition and results of operations could be adversely affected.

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

We may expend significant resources toward the expansion of our processing capacity, which may not provide us with the benefits we expect to receive.

We have expanded, and may continue to expand, our processing capacity from time to time. Constructing and opening new processing facilities will require significant capital expenditures and the efforts and attention of our management and other crew members, which may divert resources from our existing business or operations. In addition, we will need to hire and retain more skilled crew members to operate new facilities, and we will need to recruit and retain additional family farms to supply new facilities. If we are unable to effectively staff and supply a new facility, it may not meet our operational and financial expectations. Our ability to successfully construct and open new facilities may be adversely impacted by labor market conditions, the availability and cost of internationally sourced equipment, weather events, economic uncertainty and volatility and other risk factors described elsewhere in this report. For example, we announced in May 2026 that we would be halting construction of our planned egg washing and processing facility, Vital Crossroads, in Indiana by the end of 2026 to ensure that its completion timing would be appropriately aligned with our supply projections. Even if Vital Crossroads or any other new facility is successfully constructed and brought up to full processing capacity, it may not provide us with all of the operational and financial benefits we expect to receive.

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

We also sell a small percentage of our shell eggs to wholesalers and egg breaking plants at commodity shell egg prices, which fluctuate widely and are outside our control. In periods of oversupply of commodity shell eggs, including at times during fiscal 2026, we have sold a larger percentage of our excess shell eggs to breakers or wholesalers at substantially lower prices than our shell eggs are sold at retail. Small increases in production or small decreases in demand can have a large adverse effect on the prices at which these eggs are sold. We are addressing oversupply through supply control initiatives, including entry into amendments of farmer contracts to cease or delay production. However, participation by our contracted farmers in such initiatives is voluntary, and if fewer of our contracted farmers agree to such amendments, then more of our oversupply of eggs will be sold to breaker and wholesale channels, and we may not see the benefits we expect to receive from such initiatives. If we do not accurately align our processing and manufacturing capabilities with demand, our business, financial condition and results of operations could be adversely affected.

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

There are a number of factors that could impair our relationship with existing or prospective farmers, many of which are outside of our control. While we strive to operate our business in a manner that drives long-term and sustainable benefits for our stakeholders, including our farmers, we may make strategic decisions that our farmers disagree with and which could cause farmers to terminate their relationships with us. Reputational harm resulting from impairment of our relationship with existing farmers, or the ability of our existing farmers to meet our standards, or any decision we may make to terminate or decline to renew our contractual relationships with certain of our farmers may also make it more difficult to maintain our relationships with or reputation among our existing farmers and to attract new farmers to expand our network. Furthermore, we compete with other companies for the recruitment and retention of farmers, and these companies may attempt to incentivize our contracted farmers to terminate (or decline to renew) their contracts with us. If our relationship with our existing or prospective farmers is disrupted due to these or other factors, we may not be able to sustain the supply necessary to meet customer and consumer demand for our products, which would negatively impact our operating results.

If our operation of accelerator farms and the impact of our decision to pause development of future accelerator farms do not result in the benefits we anticipate, our business and financial results may be adversely affected.

In fiscal 2025, we placed laying hens at the first of our company-owned accelerator farms, and we have begun to source eggs from our accelerator farms. We may not be successful in operating accelerator farms, and we may not be able to realize the anticipated benefits of the research and development conducted on such farms. In May 2026, we announced that we would be proactively reducing our planned capital expenditures for the 2026 fiscal year, including pausing development of new accelerator farms.

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

A total of 12 of our farms experienced outbreaks of EDS in fiscal 2025 and one of our farms experienced an outbreak of EDS in fiscal 2026. We have been closely working with our farmers, veterinarians, government health officials and animal welfare auditors to follow protocol and ensure that our flocks are kept as safe as possible, including the procurement and implementation of vaccinations for EDS. However, we may not be able to obtain enough vaccinations to treat all of the flocks in our network.

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

Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be negatively affected by its impact on the egg industry as a whole. In fiscal 2024 and fiscal 2025, HPAI-related disruptions in the supply of conventional eggs resulted at times in increased demand for premium egg products such as ours, which occasionally resulted in shortages of these eggs on shelves at our retail customers. Additionally, existing or new outbreaks of agricultural diseases could result in governmental restrictions on our operations and the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions regarding the quality, safety or health risks associated with our industry. Such impacts could result in decreased consumer demand for our products and impact our operating results.

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

The prices of our products are driven by a number of factors, including supply fluctuations, customer and consumer demand, inflation, input costs and market conditions. In response to such conditions, we have periodically increased prices on certain of our products. If we further increase prices, we could experience declining demand for our products, decreased ability to attract new customers and lower sales volumes. If there is a significant difference between the price of our products and the price of conventional, private-label or other premium products, including due to pricing actions that we or our competitors may take, consumers may be less willing to pay a premium for our products, particularly in times of economic uncertainty. As a result of competition, we may need to increase our marketing, advertising, and promotional spending, refrain from increasing prices, or decrease our prices to protect our existing market share, any of which may adversely impact our profitability.

We have seen such increased price differences in fiscal 2026, which we believe may have led to lower sales volume relative to our projections in the 13-week and 26-week periods ended June 28, 2026. Additionally, we have at times seen our retail customers choose not to accept such price increases or require price increases to occur after a specified period of time. Conversely, our large retail customers have at times demanded lower pricing, increased promotional programs or longer payment terms from us that we may choose not to accept, and such retail customers can reduce or eliminate the shelf space allotted to our products in response. If we cannot effectively price our products or carry out price increases, our business, financial condition and operating results could be adversely affected.

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

Our ability to ensure a continued supply of eggs and other raw materials for our products at competitive prices depends on many factors beyond our control. In particular, we rely on the farms that supply us with eggs and cream to implement controls and procedures to manage the risk of exposing animals to harmful diseases, including confining hens when appropriate, but outbreaks may occur despite their efforts. An outbreak of disease could result in increased government restriction on the sale and distribution of our products, and negative publicity could impact customer and consumer perception of our products, even if an outbreak does not directly impact the animals from which we source our products. The farm network for our shell eggs is located in the geographic region we refer to as the Pasture Belt, the U.S. region where the weather is conducive to hens being outside as much as possible. The occurrence of a natural disaster or extreme weather event in this region could have a significant negative impact on us, the farmers and our supply chain. Additionally, the animals from which our products are sourced, the crops on which we rely for feed and the pastures on which these animals are raised are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frosts, earthquakes, hurricanes and pestilence. Disease, availability of effective fertilizer, adverse weather conditions and natural disasters can adversely impact pasture quantity and quality, leading to reduced yields and quality, which in turn could reduce the available supply of, or increase the price of, our raw materials. If we raise prices for our products to account for this increase, we could experience decreased demand for our products and lower sales volumes, which would adversely affect our business, financial condition and results of operations.

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

Our supply may also be affected by the number and size of farms that raise hens in a manner that meets our standards, changes in U.S. and global economic conditions and our ability to accurately forecast our raw materials requirements. For example, in order to meet our standards, we require our contracted egg farmers to invest in infrastructure at the outset of our relationship. The typical upfront investment for each of the farms is significant, and many farmers seek financing assistance from local and regional banks as well as federal government loans from the U.S. Department of Agriculture, or USDA, Farm Service Agency. Changes in U.S. and global economic conditions, elevated interest rates, government shutdowns, changes to certain government policies and assistance programs, such as Supplemental Nutrition Assistance Program benefits, federal staffing reductions or the limitation or elimination of sources of U.S. government loan assistance could significantly affect the loans available to farmers. Many of these farmers have alternative income opportunities, including opportunities to raise animals for competing companies, and the relative financial performance of raising hens in accordance with our standards as compared to other potentially more profitable opportunities could affect their interest in working with us. Our reputation and our customers’ willingness to purchase our products depends, in part, on our farmers’ compliance with our standards, and failure to meet our standards may reduce demand or could damage our reputation and adversely affect our business. Any of these factors could impact our ability to supply our products to distributors and customers and may adversely affect our business, financial condition and results of operations.

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

Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than we have. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies may acquire our competitors or launch their own egg products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, including private label specialty egg products, which are generally sold at lower prices, and may change the merchandising of our products so they have less favorable placement. Larger competitors may also be less affected by economic disruption and uncertainty, including with respect to inflation, global economic conditions or agricultural diseases such as avian influenza, than we are. In recent years, there has been increasing market consolidation among local, regional and national specialty egg and dairy companies. These competitive pressures could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures or increase the use of discounting or promotional campaigns, each of which could adversely affect our margins and could result in a decrease in our operating results and profitability.

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

A significant amount of our revenue is derived from products manufactured at facilities owned and operated by our co-manufacturers. We currently rely on one co-manufacturer for hard-boiled eggs, one co-manufacturer for liquid eggs and two co-packers for certain shell egg processing. While we currently have a written manufacturing contract with our co-manufacturer for hard-boiled eggs, we do not currently have written manufacturing contracts with our other co-manufacturer for liquid eggs or with our co-packers for certain shell egg processing. Due to the absence of written contracts with certain of our co-manufacturers and co-packers, these parties can generally seek to alter or terminate their relationships with us at any time, resulting in periods during which we may have limited or no ability to manufacture or pack certain of our products.

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

We have positioned our brand to capitalize on growing consumer interest in natural, clean-label, traceable, ethically produced, great-tasting and nutritious foods. The market in which we operate is subject to changes in consumer preference, perception and spending habits. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in these markets. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives. Media coverage or social media scrutiny regarding the safety or quality of, or diet or health issues relating to, our products or the raw materials, ingredients or processes involved in their production may damage consumer confidence in our products. We have at times been the subject of negative social media campaigns employing misinformation or disinformation about our products and standards, or failure of our farmers to adhere to our standards. A general decline in the consumption of our products could occur at any time as a result of changes in consumer preference, perception, confidence and spending habits, including an unwillingness to pay a premium or an inability to purchase our products due to financial hardship or increased price sensitivity, which may be exacerbated by economic uncertainty and general inflationary trends. For example, we and many of our customers face pressure from advocacy organizations, particularly animal rights groups, to require all companies that supply food products to operate their business in a manner that treats animals in conformity with certain standards developed or approved by these animal rights groups. If consumer preferences shift away from animal-based products for these reasons, because of a preference for plant-based products or otherwise, our business, financial condition and results of operations could be adversely affected.

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

In each of the 13-week periods ended June 28, 2026 and June 29, 2025, UNFI (Whole Foods’ primary distributor) accounted for approximately 21% of our net revenue. In each of the 26-week periods ended June 28, 2026 and June 29, 2025, UNFI accounted for approximately 22% of our net revenue. Since distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that a substantial portion of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

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

Under our agreements with our network of contracted family farms, while we do not own laying hens on those family farms, we are responsible for coordinating the acquisition and delivery of laying hens to the farmers. Additionally, we own and are responsible for the laying hens placed on our accelerator farms and are exploring plans to supply pullets to our contracted farmers. Our contracted farmers may not accept these pullets, particularly when we are the sole source, if they do not meet the relevant farmer’s specifications. In order to supply laying hens to our contracted family farms and accelerator farms, we place orders for chicks directly with hatcheries intended to supply a future year’s production of eggs at least a year in advance. Once the chicks are hatched, they are delivered to a network of pullet farms, who rear the chicks to approximately 16 to 18 weeks of age, at which time they are delivered to our network of family farms to begin laying eggs.

We work with several pullet hatcheries that deliver chicks to a network of independent pullet farms. We do not have long-term supply contracts with these suppliers, and if a substantial portion of our current hatcheries or pullet farms were to cease doing business with us for any reason, we may have a difficult time finding and contracting with alternate hatcheries or pullet farms in sufficient scale to meet our needs, if at all. Pullet farms may also be subject to capacity constraints, and if we are unable to find independent pullet farms with sufficient capacity to receive chicks from our hatcheries, we may be unable to fulfill our customer commitments. As a result, our supply of pullets could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. Any disruption in the supply of laying hens for any reason, including agricultural disease such as avian influenza, natural disaster, extreme weather event, fire, power or other utility interruption, work stoppage or other calamity, could have a material adverse effect on our business, financial condition and results of operations if we cannot replace these providers in a timely manner on acceptable terms or at all.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 21% and 20% of our retail sales in the 13-week periods ended June 28, 2026 and June 29, 2025 and 21% and 20% of our retail sales in the 26-week periods ended June 28, 2026 and June 29, 2025, respectively. Kroger accounted for approximately 12% and 10% of our retail sales in the 13-week periods ended June 28, 2026 and June 29, 2025 and 12% and 10% of our retail sales in the 26-week periods ended June 28, 2026 and June 29, 2025, respectively. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time, could negatively impact our sales and profitability.

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

Interest rate conditions could adversely affect our business and the ability of our family farmers to access capital.

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

Interest rates, if elevated, may also adversely impact the ability of our family farmers to access capital. We require our contracted egg farmers to build and equip their farms to certain specifications, which requires a significant upfront capital investment, and the inability of farmers to obtain adequate financing on acceptable terms for any reason, including as a result of elevated interest rates, would impair their ability to partner with us. If our ability to contract with family farmers is significantly disrupted because of farmers’ inability to obtain adequate financing, we may not be able to fully meet customer and consumer demand, which would negatively impact our operating results.

We source substantially all of our shell egg cartons from a sole source supplier, and any disruptions may impact our ability to sell our eggs.

We obtain substantially all of the packaging for our shell eggs from a sole source supplier. Any disruption in the supply of our shell egg cartons, including due to interruptions to global shipping, could delay our production and hinder our ability to meet our commitments to customers. Certain components of this packaging are imported from international markets, and any import duties, tariffs or restrictions on international trade could affect its cost or availability. If we are unable to obtain a sufficient quantity of our packaging on commercially reasonable terms or in a timely manner, or if we are unable to obtain alternative sources, sales of our products could be delayed or we may be required to redesign our products. For example, in periods of packaging shortages or heightened demand, our supplier has in the past prioritized and may in the future prioritize packaging for core egg products, and we may be required to use alternative packaging materials, such as recycled plastic, for certain shell egg products to meet demand. While prior changes in packaging did not materially impact our operations, there is no guarantee that we will not experience similar packaging issues in the future, or that any such packaging issues will not impact our ability to meet product demand for our shell eggs. For example, consumers may be less likely to accept products packaged using certain materials, such as recycled plastic, or modified packaging may make it more difficult for consumers to locate our products in stores. Any of these events could result in lost sales, price increases, reduced gross margins or damage to our customer or consumer relationships, which would have a material adverse effect on our business, financial condition and results of operations.

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

Our products may be subject to contamination by foreign materials or disease-producing organisms or pathogens, such as salmonella and E. coli. These organisms and pathogens are found generally in the environment and there is a risk that one or more could be present in our products, either as a result of food processing or as an inherent risk based on the nature of our products. These organisms and pathogens also can be introduced to our products as a result of improper handling at the further-processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to current good manufacturing practices, or cGMPs, and finished product testing. Shipment of contaminated products, even if inadvertent, could result in a violation of law and lead to increased risk of exposure to product liability claims, product recalls, increased scrutiny by federal and state regulatory agencies, penalties and adverse publicity. In addition, products purchased from other producers, including co-manufacturers, could contain contaminants that we might inadvertently redistribute. Furthermore, contamination or food safety issues impacting others in our industry, even if our products were not affected, may adversely impact consumer perception of the quality and safety of our products and of egg products generally.

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

If consumers do not perceive our products to be of high quality or safe, then the value of our brand would be diminished, and our business, results of operations and financial condition would be adversely affected. Any loss of confidence on the part of consumers in the quality and safety of our products would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our market positioning as a socially conscious purveyor of high-quality products and may significantly reduce our brand value. Issues regarding the quality, health or safety of any of our products, regardless of the cause, may have an adverse effect on our brand, reputation and operating results. The use of social and digital media by us, our consumers and third parties increases the speed and extent that information or misinformation and opinions can be shared, and we have at times been the subject of negative social media campaigns employing misinformation or disinformation about our products and standards, or failure of our farmers to adhere to our standards. Many social media platforms immediately publish the content their users post, often without filters or checks on the accuracy of the content. Adverse or inaccurate information concerning us may be posted on such platforms at any time, and such posts can be amplified quickly, potentially harming our reputation, performance, prospects or business. If we do not maintain a favorable perception of our brand, our business, financial condition and results of operations could be adversely affected.

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

During 2026, we made operational staffing changes to reduce headcount and better align our resources with our growth strategies, resulting in a workforce reduction that impacted approximately 12% of our remote crew members. These workforce reductions may not have the desired impact on our cost-saving initiatives, as they could adversely affect our productivity, morale, customer and supplier relationships, relationships with our farmers, product quality, innovation capabilities and ability to execute our strategic plans. Moreover, these workforce reductions could expose us to potential litigation, severance costs, reputational damage and loss of key personnel.

If we cannot maintain our company culture or focus on our purpose as we grow, our business and competitive position may be harmed.

We believe our culture and our purpose have been key contributors to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our crew members. Any failure to preserve our culture or focus on our purpose could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we continue to grow and develop the infrastructure of a public company and expand our workforce into new markets, we may find it difficult to maintain these important values. To ensure continued growth, we may make strategic decisions that certain of our crew members may disagree with, which could cause them to seek employment elsewhere. We may also have difficulty maintaining our company culture as substantially all of our crew members outside of our Egg Central Station facility are working remotely on a permanent basis. If we fail to maintain our company culture or focus on our purpose, our business and competitive position may be harmed.

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

Global health pandemics, labor disputes or work stoppages, and other geopolitical tensions have at times disrupted international trade, resulting in increased shipping costs and delays in the import and export of goods to and from the United States and other countries. Specifically, increased demand for international shipping has resulted in shortages of shipping containers and delays at international ports. Additionally, we, our suppliers, pullet vendors and our network of family farms are dependent on equipment and other supplies imported from Europe and other locations, including equipment and other supplies used in connection with the development of our planned egg washing and packing facility with onsite cold storage in Indiana. To the extent that import restrictions, duties, tariffs, and the uncertainty around such tariffs, or other disruptions to global shipping negatively impact our, our suppliers’, pullet vendors’ or our network of family farms’ ability to access necessary goods, we may not be able to expand our operations as planned, and our business, financial condition and results of operations would be materially and adversely affected.

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

While we continue to monitor these developments, the ultimate impact of these risks remains uncertain. Any prolonged economic downturn, further escalation in trade tensions, retaliatory measures by U.S. trading partners or deterioration in the global perception of U.S.-based companies and their products could materially and adversely affect our business, results of operations, financial condition and prospects. Tariffs and other trade-related developments have heightened and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

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

There is scientific consensus that carbon dioxide and other greenhouse gas emissions have had, and will continue to have, an adverse impact on global temperatures, weather conditions, and the frequency and severity of natural disasters. If climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain raw materials that are necessary for our products, including corn, soybean meal and other feed ingredients. We may further be subject to unpredictable water availability due to the impact of climate change, and the lack of available water may adversely affect our business and operations.

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

Governmental and market concern about climate change and its effects may result in additional legal or regulatory requirements to reduce or mitigate the effects of greenhouse gases or water usage. Such laws or regulations, to the extent applicable to us or our farmers, pullet vendors, suppliers, co-manufacturers or service providers, may result in significant increases to our costs of operation, particularly the supply chain and distribution costs associated with our products.

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

Implementation of our environmental and sustainability initiatives, including in connection with our Impact Goals, biennial Impact Report and periodic Impact Updates, may require certain financial expenditures and crew member resources, and if we are unable to meet our goals or otherwise fail to meet stakeholder standards or expectations with respect to ESG issues or our Impact Goals, this could have a material adverse effect on our reputation and brand and negatively impact our relationship with our investors, crew members, farmers, pullet vendors, suppliers, customers and consumers. There has also been a recent increase in litigation and investor activism surrounding ESG practices and related disclosures. For example, there has been recent focus by regulators, investors and other stakeholders on greenwashing and sustainability-related claims. There can be no assurance that we will not be subject to allegations or claims with respect to ESG issues or our Impact Goals.

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

From time to time, we may be party to various claims and legal proceedings. For example, on March 27, 2026, a putative securities class action complaint was filed against us and certain of our executive officers in the United States District Court for the Western District of Texas alleging violation of the Exchange Act. In addition, we and certain of our current and former officers and directors have been named as defendants in related derivative actions. For additional information regarding such legal proceedings, see Note 21 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements included elsewhere in this report. We may become subject to additional litigation, regulatory inquiry or enforcement action arising out of the same or related facts. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from any assessments and estimates we may make.

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

Real or perceived quality or food safety concerns or failures to comply with applicable food regulations and requirements, whether or not ultimately based on fact and whether or not involving us (such as incidents involving our competitors), could cause negative publicity and reduced confidence in our company, brand or products, or the industry as a whole, which could in turn harm our reputation and sales, and could materially adversely affect our business, financial condition and operating results.

In addition, food companies have been subject to targeted, large-scale tampering as well as to opportunistic, individual product tampering (i.e., intentional adulteration) and we, like any food company, could be a target for product tampering. Forms of tampering could include the introduction of foreign material, chemical contaminants and pathological organisms into food products, as well as product substitution. Governmental regulations require companies like us to analyze, prepare and implement mitigation strategies specifically to address tampering designed to inflict widespread public health harm. If we do not adequately address the possibility, or any actual instance, of product tampering, we could face possible seizure or recall of our products and the imposition of civil or criminal sanctions, which could adversely affect our business, financial condition and operating results.

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

If we or any member of our network of small farms, pullet vendors, suppliers or co-manufacturers fail to comply with food safety, environmental, health and safety or other laws and regulations, or face allegations of non-compliance, their operations may be disrupted and our reputation could be harmed. Additionally, our farmers and co-manufacturers are required to maintain the quality of our products and to comply with our standards and specifications. In the event of actual or alleged non-compliance, we might be forced to find alternative farms, pullet vendors, suppliers or co-manufacturers and we may be subject to lawsuits and/or regulatory enforcement actions related to such non-compliance by the farmers, pullet vendors, suppliers and co-manufacturers. As a result, our supply of eggs and other raw materials or finished inventory could be disrupted or our costs could increase, which would adversely affect our business, results of operations and financial condition. The failure of any farmer, pullet vendor, supplier or co-manufacturer to produce products that conform to our standards could adversely affect our reputation in the marketplace and result in product recalls, product liability claims, government or third-party actions and economic losses. Additionally, actions we may take to mitigate the impact of any disruption or potential disruption in our supply of eggs and other raw materials or finished inventory, including increasing inventory in anticipation of a potential supply or production interruption, may adversely affect our business, financial condition and results of operations.

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

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to a heightened risk of legal claims, government investigations or other regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our crew members, consultants, independent contractors, farmers, pullet vendors, suppliers, vendors, co-manufacturers or distributors will not violate our policies and procedures. Moreover, a failure to maintain effective control processes could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition and operating results. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could adversely affect our financial condition and operating results.

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
•
we may be influenced to pursue programs and services to demonstrate our commitment to the communities we serve and bringing ethical food to the table, even though there may be no immediate return to our stockholders; or
•
in responding to a possible proposal to acquire the company, our Board of Directors may be influenced by the interests of stakeholders other than our stockholders, including farmers, suppliers, crew members and local communities, whose interests may be different from the interests of our stockholders.

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

The market price of our common stock has at times been highly volatile and may fluctuate or decline substantially in the future as a result of a variety of factors, some of which are beyond our control, including as a result of any stock repurchase program we may implement from time to time, or as a result of any of the other risk factors described elsewhere in this report. In particular, our stock price has experienced significant declines, including during the 13-week period ended June 28, 2026 and the period thereafter, driven in part by the gap between our publicly announced guidance and our actual results and by other factors identified in these risk factors. Our stock price has been, and may continue to be, volatile, which may make it more difficult for our stockholders to sell their shares at a time or a price that is favorable to them and may decrease the value of existing and future equity-based incentives provided to our management and other crew members. Companies that have experienced volatility in the market price of their stock have at times been subject to securities class action litigation, derivative lawsuits and/or proposals by activist stockholders demanding certain corporate actions. For example, we and certain of our officers were recently named as defendants in a putative securities class action filed in the United States District Court for the Western District of Texas. Litigation might result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects. See Note 21 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information. We may become subject to additional litigation or regulatory inquiry arising out of these or similar matters. Such litigation and regulatory proceedings might result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects, regardless of the outcome of such proceedings.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of uncertainties surrounding inflation, geopolitical tensions, disruption in global financial and credit markets, public health pandemics and related impacts.

We may fail to meet our publicly announced earnings guidance and long-term financial goals or other expectations about our business, which could adversely affect our business, financial condition and results of operations, which in turn could cause our stock price to decline.

We share earnings guidance and long-term financial goals through our quarterly and annual earnings calls, earnings releases, and other communications regarding our future performance. Our publicly announced guidance is subject to significant uncertainty and is based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties, tariff regimes, agricultural disease risks and rapidly shifting market dynamics. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has, in certain instances, differed from actual results. For example, our actual results for recent periods have fallen short of our publicly announced guidance, including as a result of declining shell egg velocities, industry-wide egg oversupply, increased price gaps with competing products and the resulting margin compression, among other factors. If our guidance is inaccurate or our actual results differ materially from our guidance due to assumptions that prove incorrect or the impact of risk factors described elsewhere in this report, our business, financial condition and results of operations could be adversely affected, which in turn could cause our stock price to decline. When our actual results differ materially from our prior guidance or from the expectations of securities analysts or investors, the market price of our common stock may decline significantly. Historically, securities class action litigation and derivative claims have been initiated against companies following periods in which the market price of their securities has declined, and we have been, and may in the future be, the target of such litigation. See Note 21 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements for information on the securities and derivative claims to which we are subject.

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

In addition, as of June 28, 2026, there were 2,662,236 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such restricted stock awards vest, subject to compliance with applicable securities laws.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth information concerning our company’s purchase of its common stock during the 13-week period ended June 28, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
March 30, 2026 through April 26, 2026	1,129,104	$13.29	1,129,104	$65,000

(1)
On February 19, 2026, we announced that our Board of Directors had approved a program to periodically repurchase up to $100 million through February 19, 2028. Repurchases of common stock made under the Stock Repurchase Program shall be effected from time to time, including, without limitation, pursuant to one or more written repurchase plans intended to qualify for the protections of Rule 10b5-1 of the Exchange Act, open market transactions made in reliance on the Rule 10b-18 of the Exchange Act safe harbor, and/or similar arrangements. On August 3, 2026, our Board of Directors terminated the Stock Repurchase Program. For additional information related to stock repurchases, see “Common Stock” in Note 16 to our consolidated financial statements included elsewhere in this Quarterly Report.
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

There has been no material change in the planned use of proceeds from our IPO as described in the prospectus that formed a part of the Registration Statement. We invested the funds received in cash equivalents, other marketable securities and investments in accordance with our investment policy. As of June 28, 2026, we have used all of the IPO proceeds.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the 13-week period ended June 28, 2026, certain of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as set forth in the table below:

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold	Total Shares of Common Stock to be Purchased	Expiration Date
Russell Diez-Canseco, Executive Chairperson, President and Chief Executive Officer	Adoption	May 28, 2026	X		575,669		November 30, 2027

* Contract, instructions, or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

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

Vital Farms, Inc.

Dated: August 6, 2026	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
Executive Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2026	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial and Accounting Officer)