Form 10-Q
period 2026-09-27
Vital Farms, Inc.
filed 2026-11-03
CIK 1579733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2026

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

As of October 30, 2026, the registrant had 42,936,010 shares of common stock, $0.0001 par value per share, outstanding.

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
•
anticipated changes in our product offerings, including with respect to the planned discontinuation of our butter products and our pilot offering of free-range shell egg products, and our ability to innovate to offer new products;
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
•
the impact to our business of international trade restrictions and tariff regimes, including the impact of litigation relating thereto;
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

iii

PART I – FINANCIAL INFORMATION

VITAL FARMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)

	September 27, 2026	December 28, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,952	$48,831
Investment securities, available-for-sale	—	64,520
Accounts receivable, net of allowance for credit losses of $1,419 and $685 as of September 27, 2026 and December 28, 2025, respectively	60,615	67,849
Inventories	50,253	66,495
Prepaid expenses and other current assets, net of allowance for credit losses of $84 and $34 as of September 27, 2026 and December 28, 2025, respectively	15,347	11,304
Income taxes receivable	1,725	1,410
Assets held for sale	2,141	2,141
Total current assets	214,033	262,550
Property, plant and equipment, net	195,676	160,601
Operating lease right-of-use assets	132,617	80,390
Goodwill and other assets	27,825	15,197
Total assets	$570,151	$518,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,972	$55,141
Accrued liabilities	52,339	54,826
Operating lease liabilities, current	29,320	4,673
Finance lease liabilities, current	6,005	5,670
Current portion of long-term debt	1,250	—
Income taxes payable	44	1,268
Total current liabilities	136,930	121,578
Long-term debt, less current portion	116,385	—
Operating lease liabilities, non-current	35,457	38,050
Finance lease liabilities, non-current	556	5,098
Other liabilities	512	2,752
Total liabilities	$289,840	$167,478
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of September 27, 2026 and December 28, 2025; no shares issued and outstanding as of September 27, 2026 and December 28, 2025	—	—
Common stock, $0.0001 par value per share, 310,000,000 shares authorized as of September 27, 2026 and December 28, 2025; 42,935,200 and 44,797,125 shares issued and outstanding as of September 27, 2026 and December 28, 2025, respectively	4	4
Additional paid-in capital	169,951	201,820
Retained earnings	110,348	149,395
Accumulated other comprehensive income	8	41
Total stockholders’ equity	$280,311	$351,260
Total liabilities and stockholders’ equity	$570,151	$518,738

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net revenue	$182,164	$198,936	$535,348	$545,892
Cost of goods sold	140,024	123,974	429,268	336,635
Gross profit	42,140	74,962	106,080	209,257
Operating expenses:
Selling, general and administrative	38,136	44,394	122,876	115,290
Shipping and distribution	11,685	9,169	33,364	27,004
Total operating expenses	49,821	53,563	156,240	142,294
(Loss) income from operations	(7,681)	21,399	(50,160)	66,963
Other income (expense), net:
Interest expense	(2,930)	(213)	(3,541)	(666)
Interest income	330	1,270	1,330	3,814
Other income (expense), net	1,046	(487)	487	(1,268)
Total other (expense) income, net	(1,554)	570	(1,724)	1,880
Net (loss) income before income taxes	(9,235)	21,969	(51,884)	68,843
Income tax (benefit) provision	(2,775)	5,550	(12,837)	18,885
Net (loss) income	$(6,460)	$16,419	$(39,047)	$49,958
Net (loss) income per share:
Basic:	$(0.15)	$0.37	$(0.91)	$1.12
Diluted:	$(0.15)	$0.36	$(0.91)	$1.09
Weighted average common shares outstanding:
Basic:	42,931,849	44,721,206	42,730,366	44,521,146
Diluted:	42,931,849	46,205,737	42,730,366	45,965,987

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)

(Unaudited)

	13-Weeks Ended		39-Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net (loss) income	$(6,460)	$16,419	$(39,047)	$49,958
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Unrealized net holding gain (loss)	—	59	(46)	33
Amounts reclassified for realized (losses) gains to earnings	—	—	1	13
Available-for-sale securities, before tax	—	59	(45)	46
Other comprehensive income (loss), before tax	—	59	(45)	46
Income tax (expense) benefit related to items of other comprehensive (loss) income	—	(25)	12	(12)
Other comprehensive income (loss), net of tax	—	34	(33)	34
Comprehensive (loss) income	$(6,460)	$16,453	$(39,080)	$49,992

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances as of December 28, 2025	44,797,125	$4	$201,820	$149,395	$41	$351,260
Vesting of restricted stock units	269,564	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(87,384)	—	(1,547)	—	—	(1,547)
Repurchase of common stock	(1,001,747)	—	(20,000)	—	—	(20,000)
Stock-based compensation expense	—	—	2,756	—	—	2,756
Other comprehensive loss, net	—	—	—	—	(39)	(39)
Net loss	—	—	—	(1,522)	—	(1,522)
Balances as of March 29, 2026	43,977,558	$4	$183,029	$147,873	$2	$330,908
Vesting of restricted stock units	25,015	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(1,484)	—	(71)	—	—	(71)
Shares issued under employee stock purchase plan	56,061	—	404	—	—	404
Repurchase of common stock	(1,129,104)	—	(15,151)	—	—	(15,151)
Stock-based compensation benefit	—	—	(1,378)	—	—	(1,378)
Other comprehensive income, net	—	—	—	—	6	6
Net loss	—	—	—	(31,065)	—	(31,065)
Balances as of June 28, 2026	42,928,046	$4	$166,833	$116,808	$8	$283,653
Vesting of restricted stock units	7,463	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(2,049)	—	(13)	—	—	(13)
Exercise of stock options	1,740	—	9	—	—	9
Stock-based compensation expense	—	—	3,122	—	—	3,122
Net loss	—	—	—	(6,460)	—	(6,460)
Balances as of September 27, 2026	42,935,200	$4	$169,951	$110,348	$8	$280,311

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances as of December 29, 2024	44,042,355	$4	$186,182	$83,113	$3	$269,302
Exercise of stock options	270,430	—	2,715	—	—	2,715
Vesting of restricted stock units	278,510	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(94,283)	—	(2,882)	—	—	(2,882)
Stock-based compensation expense	—	—	2,853	—	—	2,853
Other comprehensive income, net	—	—	—	—	16	16
Net income	—	—	—	16,901	—	16,901
Balances as of March 30, 2025	44,497,012	$4	$188,868	$100,014	$19	$288,905
Exercise of stock options	126,743	—	934	—	—	934
Vesting of restricted stock units	26,953	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(4,392)	—	(96)	—	—	(96)
Shares issued under employee stock purchase plan	15,292	—	379	—	—	379
Stock-based compensation expense	—	—	3,034	—	—	3,034
Other comprehensive loss, net	—	—	—	—	(16)	(16)
Net income	—	—	—	16,638	—	16,638
Balances as of June 29, 2025	44,661,608	$4	$193,119	$116,652	$3	$309,778
Exercise of stock options	107,544	—	1,863	—	—	1,863
Vesting of restricted stock units	5,312	—	—	—	—	—
Shares withheld for tax liability on vested restricted stock units	(1,588)	—	(117)	—	—	(117)
Stock-based compensation expense	—	—	3,239	—	—	3,239
Other comprehensive loss, net	—	—	—	—	34	34
Net income	—	—	—	16,419	—	16,419
Balances as of September 28, 2025	44,772,876	$4	$198,104	$133,071	$37	$331,216

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	39-Weeks Ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities:
Net (loss) income	$(39,047)	$49,958
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,914	9,963
Reduction in the carrying amount of right-of-use assets	13,483	6,018
Stock-based compensation expense	4,500	9,126
Amortization of capitalized cloud computing arrangement costs	2,090	—
Amortization and accretion of available-for-sale securities	(526)	(720)
Amortization of debt issuance costs	699	64
Uncertain tax positions	(1,160)	1,580
Deferred taxes	(13,250)	28
Net realized (gains) losses on derivative instruments	(455)	1,325
Increase in inventory provision	4,056	2,488
Other	3,541	1,390
Net change in operating assets and liabilities	(40,285)	(53,285)
Net cash (used in) provided by operating activities	$(54,440)	$27,935
Cash flows from investing activities:
Purchases of property, plant and equipment	(51,726)	(44,024)
Purchases of available-for-sale securities	—	(70,431)
Proceeds from the sale of available-for-sale securities	43,002	404
Maturities of available-for-sale securities	22,000	29,240
Purchases and settlements of derivative instruments	(611)	(551)
Proceeds from the sale of property, plant and equipment	126	1,026
Net cash provided by (used in) investing activities	$12,791	$(84,336)
Cash flows from financing activities:
Proceeds from Silver Point Term Loan	120,617	—
Proceeds from draw on JPMorgan Credit Facility	30,000	—
Proceeds from issuance of common stock under employee stock purchase plan	404	379
Proceeds from exercise of stock options	9	5,512
Repurchases of common stock	(35,001)	—
Payment on JPMorgan Credit Facility	(30,000)	—
Principal payments under finance lease obligations	(4,346)	(3,200)
Payments of debt issuance costs	(3,281)	—
Payment of tax withholding obligation on vested restricted stock unit shares	(1,632)	(3,095)
Net cash provided by (used in) financing activities	$76,770	$(404)
Net increase (decrease) in cash and cash equivalents	35,121	(56,805)
Cash and cash equivalents at beginning of the period	48,831	150,601
Cash and cash equivalents at end of the period	$83,952	$93,796
Supplemental disclosure of cash flow information:
Cash paid for interest	$863	$601
Cash paid for income taxes, net of amounts refunded	2,031	17,230
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued liabilities	$5,460	$4,671

See accompanying notes to the unaudited condensed consolidated financial statements.

VITAL FARMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share amounts or as otherwise indicated)

(Unaudited)

Note 1. Nature of the Business and Basis of Presentation

Vital Farms, Inc. (the “Company”) was incorporated in Delaware on June 6, 2013 and is headquartered in Austin, Texas. The Company packages, markets and distributes shell eggs and other products. These products are principally sold under the name Vital Farms in addition to other trade names, primarily to retail and foodservice channels in the United States.

The accompanying unaudited condensed consolidated financial statements as of September 27, 2026 and for the 13-week and 39-week periods ended September 27, 2026 and September 28, 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “Annual Report”).

In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the Company’s consolidated financial position as of September 27, 2026, consolidated results of operations for the 13-week and 39-week periods ended September 27, 2026 and September 28, 2025, and consolidated cash flows for the 39-week periods ended September 27, 2026 and September 28, 2025. Such adjustments are of a normal and recurring nature. The condensed consolidated balance sheet as of December 28, 2025 was derived from audited annual financial statements but does not contain all of the note disclosures from the audited annual financial statements. The condensed consolidated results of operations for the 13-week and 39-week periods ended September 27, 2026 are not necessarily indicative of the consolidated results of operations that may be expected for the fiscal year ending December 27, 2026.

Fiscal Year: The Company’s fiscal year ends on the last Sunday in December and contains either 52 or 53 weeks. In a 52-week fiscal year, each of the Company’s fiscal quarters consists of 13 weeks. The additional week in a 53-week fiscal year is added to the fourth quarter, making such quarter consist of 14 weeks. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The fiscal quarters ended September 27, 2026 and September 28, 2025 both contain operating results for 13 weeks.

Note 2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 28, 2025, and the notes thereto, which are included in the Annual Report. Other than the adoption of the new accounting pronouncements and standards as further described below, there have been no material changes to the Company’s significant accounting policies during the 39-week period ended September 27, 2026.

Recently Adopted Accounting Pronouncements

The new accounting pronouncements recently adopted by the Company are described in the Company’s audited consolidated financial statements as of and for the fiscal year ended December 28, 2025, and the notes thereto, which are included in the Annual Report.

In December 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-12, Codification Improvements (“ASU 2025-12”), which clarifies, corrects errors, and makes minor improvements to FASB’s previous guidance. ASU 2025-12 encompasses 34 minor updates and clarifications to the codification with early adoption permitted on an issue-by-issue basis. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company has elected to early adopt the stock repurchase guidance in ASU 2025-12 for recording the excess repurchase price over par value in additional paid-in capital pursuant to a stock repurchase program authorized by the Company’s Board of Directors (the “Board of Directors”) in February 2026 during the 39-week period ended September 27, 2026. This policy change is reflected within the condensed consolidated balance sheets, statements of stockholders’ equity, and “Note 16. Common Stock” and the effect of the accounting change is qualitatively and quantitatively immaterial. The adoption did not impact the consolidated statements of operations and comprehensive (loss) income or the statements of cash flows. The Company is currently evaluating the impact of its pending adoption of the remaining updates that were not early adopted in ASU 2025-12 on its consolidated financial statements and disclosures.

There have been no new accounting pronouncements adopted by the Company during the 13-week period ended September 27, 2026.

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

The Company had no available-for-sale investment securities as of September 27, 2026.

The following table summarizes the Company’s available-for-sale investment securities as of December 28, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
U.S. Treasury Bills	$64,476	$44	$—	$—	$64,520
Total	$64,476	$44	$—	$—	$64,520

For the 13-week periods ended September 27, 2026 and September 28, 2025, there were no proceeds from the sale of available-for-sale securities. For the 39-week periods ended September 27, 2026 and September 28, 2025, proceeds from the sale of available-for-sale securities were $43,002 and $404, respectively.

We liquidated our portfolio of available-for-sale investment securities as of September 27, 2026. As of September 27, 2026 and December 28, 2025, there were no diversified investments in the Company’s securities portfolio in an unrealized loss position.

The fair value and location of all investment securities are included in “Fair Value Measurements” in Note 5 below.

Note 4. Derivative Financial Instruments

The Company enters into derivative instruments to mitigate the impact of commodity price volatility. Such instruments may include call options on commodity price contracts. Realized and unrealized gains and losses on the Company’s commodity derivatives not designated as hedging instruments are recorded in other income (expense), net. The Company recognizes all derivative instruments as either assets or liabilities.

The following table presents the aggregated outstanding notional amounts related to the Company’s derivative financial instruments for the periods presented:

	Metric	September 27, 2026	December 28, 2025
Commodity:
Corn	Bushels (in thousands)	2,083	1,500
Soybean Meal	Tons	22	16

For the 13-week periods ended September 27, 2026 and September 28, 2025, the pre-tax amount of commodity contract derivative (gains) losses recognized in other income (expense), net was $(1,018) and $503, respectively. For the 39-week periods ended September 27, 2026 and September 28, 2025, the pre-tax commodity contract derivative (gains) losses recognized in other expense, net was $(455) and $1,325, respectively.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis for the periods presented:

	Fair Value Measurements as of September 27, 2026, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Prepaid expenses and other current assets:
Derivative financial instruments	—	1,338	—	1,338
Total assets measured at fair value	$—	$1,338	$—	$1,338

	Fair Value Measurements as of December 28, 2025, Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market	$14,807	$—	$—	$14,807
U.S. Treasury Bills	—	4,998	—	4,998
Investment securities, available-for-sale:
U.S. Treasury Bills	—	64,520	—	64,520
Prepaid expenses and other current assets:
Derivative financial instruments	—	262	—	262
Total assets measured at fair value	$14,807	$69,780	$—	$84,587

During the 39-week period ended September 27, 2026, there were no transfers between fair value measurement levels. For additional information on concentrations of credit risk for the Company’s financial instruments, refer to “Investment Securities” in Note 3 above.

Fair Value of Other Financial Instruments

The carrying values of the Company’s short-term financial instruments not included above, including cash, trade receivables, other non-trade receivables included in prepaid expense and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to their short-term nature.

Note 6. Revenue Recognition

The following table summarizes the Company’s net revenue by primary product for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net revenue:
Eggs and egg-related products	$177,226	$192,633	$518,717	$527,355
Butter and butter-related products	4,937	6,303	16,631	18,537
Net revenue	$182,164	$198,936	$535,348	$545,892

Net revenue is primarily generated from the sale of eggs and butter. The Company’s product offerings include shell eggs, hard-boiled eggs, liquid whole eggs and stick butter.

During the 13-week and 39-week periods ended September 27, 2026 and September 28, 2025, the Company had customers that individually accounted for 10% or more of the Company’s net revenue. The percentage of net revenue from significant customers during the 13-week and 39-week periods ended September 27, 2026 and September 28, 2025 is as follows:

	Net Revenue for the 13-Weeks Ended September 27, 2026	Net Revenue for the 13-Weeks Ended September 28, 2025	Net Revenue for the 39-Weeks Ended September 27, 2026	Net Revenue for the 39-Weeks Ended September 28, 2025
Customer A	20%	24%	21%	22%
Customer B	11%	11%	11%	*
* Net revenue was less than 10%

As of September 27, 2026 and December 28, 2025, the Company had customers that individually accounted for 10% or more of the Company’s accounts receivable. The percentage of accounts receivable, net due from significant customers as of September 27, 2026 and December 28, 2025 is as follows:

	Accounts Receivable, Net as of September 27, 2026	Accounts Receivable, Net as of December 28, 2025
Customer A	12%	16%
Customer B	12%	15%
Customer C	13%	10%
Customer D	10%	*
* Accounts receivable, net was less than 10%

Note 7. Allowance for Credit Losses

As of September 27, 2026 and December 28, 2025, the Company had allowances for credit losses of $1,503 and $719, respectively.

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

Changes in the allowance for credit losses for the 39-week period ended September 27, 2026 were as follows:

	Accounts Receivable	Prepaid Expenses and other Current Assets	Total
As of December 28, 2025	$(685)	$(34)	$(719)
(Provisions) reductions charged to operating results	(83)	11	(72)
Account write-offs	31	—	31
As of March 29, 2026	(737)	(23)	(760)
Reductions (provisions) charged to operating results	172	(38)	134
Account write-offs	123	33	156
As of June 28, 2026	(442)	(28)	(470)
Provisions charged to operating results	(1,006)	(56)	(1,062)
Account write-offs	29	—	29
As of September 27, 2026	$(1,419)	$(84)	$(1,503)

Note 8. Inventories

Inventory consisted of the following as of the periods presented:

	September 27, 2026	December 28, 2025
Eggs and egg-related products	$32,883	$29,836
Butter and butter-related products	13,084	20,394
Packaging	6,587	10,842
Pullets	3,737	7,602
Other	2,941	2,744
Reserve for inventory obsolescence	(8,979)	(4,923)
Inventories	$50,253	$66,495

On a periodic basis, the Company compares the amount of inventory on hand with its latest forecasted requirements to determine whether charges for excess or obsolete inventory reserves are required.

Note 9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of the periods presented:

	September 27, 2026	December 28, 2025
Prepaid expenses	$5,059	$5,239
Other receivables, net	5,720	3,123
Cloud computing implementation costs	3,230	2,680
Derivative financial instruments	1,338	262
Prepaid expenses and other current assets, net	$15,347	$11,304

Note 10. Property, Plant and Equipment

Property, plant and equipment consisted of the following as of the periods presented:

	September 27, 2026	December 28, 2025
Land	$11,035	$10,660
Land improvements	4,119	2,547
Buildings and improvements	44,365	40,398
Vehicles	2,028	1,999
Machinery and equipment	75,983	69,137
Leasehold improvements	7	491
Furniture and fixtures	733	636
Construction in progress	109,543	77,824
	247,813	203,692
Less: Accumulated depreciation and amortization	(52,137)	(43,091)
Property, plant and equipment, net	$195,676	$160,601

During the 13-week periods ended September 27, 2026 and September 28, 2025, depreciation of property, plant and equipment was approximately $2,946 and $2,043, respectively. During the 39-week periods ended September 27, 2026 and September 28, 2025, depreciation of property, plant and equipment was approximately $7,816 and $6,663, respectively.

During fiscal 2025, the Company elected to sell certain parcels of land located in Indiana previously purchased for the development of “accelerator farms” that in the aggregate total approximately 526 acres. Such parcels of land met the criteria to be classified as assets held for sale. As of September 27, 2026, approximately 263 acres remain to be sold with a carrying amount of $2.1 million classified as assets held for sale in the condensed consolidated balance sheets and are expected to be disposed of within the next 12 months.

Note 11. Leases

Operating lease cost is recognized on a straight-line basis over the lease term and finance lease cost is recognized as amortization expense for the right-of-use (“ROU”) assets and interest expense associated with the finance lease liabilities.

The components of lease cost, classified within cost of goods sold, selling, general and administrative and interest expense for the 13-week and 39-week periods ended September 27, 2026 and September 28, 2025 are below:

	13-Weeks Ended		39-Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Operating lease cost	$6,741	$2,541	$15,416	$6,431
Finance lease cost – amortization of ROU assets	1,367	1,193	4,093	3,300
Finance lease cost – interest on lease liabilities	118	191	423	601
Short-term lease cost	421	484	1,504	941
Variable lease cost	7,321	5,322	23,038	13,342
Variable lease cost – long-term supply contracts	79,928	65,376	244,208	181,620
Total lease cost	$95,896	$75,107	$288,682	$206,235

Future undiscounted cash flows are as follows:

	As of September 27, 2026
	Operating Leases	Finance Leases
Remainder of 2026	$15,076	$1,551
2027	17,637	5,229
2028	4,770	1
2029	4,748	1
2030	4,700	1
Thereafter	28,200	1
Total lease payments	75,131	6,784
Less imputed interest	(10,354)	(223)
Total present value of lease liabilities	$64,777	$6,561

During the 39-week periods ended September 27, 2026 and September 28, 2025, ROU assets obtained in exchange for new finance lease obligations were $139 and $2,637, respectively. During the 39-week periods ended September 27, 2026 and September 28, 2025, ROU assets obtained in exchange for new operating lease obligations were $65,710 and $65,448, respectively, of which $30,747 and $0 were related to operating ROU asset lease modifications, respectively. During the 39-week periods ended September 27, 2026 and September 28, 2025, decreases in operating ROU assets due to lease terminations and modifications were $399 and $3,881, respectively.

Note 12. Goodwill and Other Assets

Goodwill and other assets consisted of the following as of the periods presented:

	September 27, 2026	December 28, 2025
Goodwill	$3,858	$3,858
Cloud computing implementation costs, net	9,971	9,501
Deferred tax asset	12,877	1,776
Other non-current assets	1,119	62
Goodwill and other assets	$27,825	$15,197

As of September 27, 2026 and December 28, 2025, the Company capitalized costs of $15,959 and $12,849, respectively, relating to cloud computing arrangement implementation costs. Of this total, $9,971 and $9,501 are classified as non-current assets under the heading “goodwill and other assets,” including $2,758 and $668 of accumulated amortization, and $3,230 and $2,680 are classified as current assets under the heading “prepaid expenses and other current assets” as of September 27, 2026 and December 28, 2025, respectively. This software was developed by a third party in conjunction with the Company’s employees. Amortization of the cloud computing arrangement implementation costs began once the software was placed in service in September 2025 and is classified within “selling, general and administrative costs.”

Note 13. Accrued Liabilities

Accrued liabilities consisted of the following as of the periods presented:

	September 27, 2026	December 28, 2025
Employee-related costs	$10,174	$11,816
Promotions and customer deductions	16,698	12,394
Distribution fees and freight	5,435	7,346
Marketing and broker commissions	4,693	4,845
Purchases of inventory	2,182	5,128
Professional fees	3,899	1,259
Property, plant and equipment	3,820	7,923
Taxes	2,198	3,049
Interest expense	2,144	56
Other	1,096	1,010
Accrued liabilities	$52,339	$54,826

Note 14. Product Exit Costs

In May 2026, management of the Company elected to wind down and discontinue its butter product offerings to focus on its core egg product categories, with such discontinuation expected to be substantially completed by the end of fiscal 2026.

There was no activity related to the exit of the Company’s butter product offerings during the 13-week period ended September 27, 2026. The following table summarizes the activity related to the exit of the Company’s butter product offerings during the 39-week period ended September 27, 2026:

		For the 39-Weeks Ended September 27, 2026
Description	Statement of Operations Classification	Beginning Liability Balance	Charges Incurred	Amounts Settled	Ending Liability Balance
Inventory obsolescence	Cost of goods sold	$—	$7,764	$(7,764)	$—
Total		$—	$7,764	$(7,764)	$—

The inventory obsolescence recognized during the 39-week period ended September 27, 2026 arose from the termination of the contractual relationship by the Company’s butter processor due to the Company’s previously announced decision to wind down its butter product offerings. The Company is evaluating various alternative courses of action related to the wind-down of its butter products and the Company may incur additional costs from such actions. The Company estimates that it will continue to incur costs related to the exit of the Company’s butter product offerings through the end of fiscal 2026. The Company’s management estimates that the total costs incurred related to the exit of its butter product offerings will be between $8.0 million and $13.0 million, consisting of expenses relating to inventory write-downs, inclusive of the inventory obsolescence recorded by the Company to date. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the wind-down of the Company’s butter business.

Note 15. Long-Term Debt

The Company’s long-term debt obligations consist of the following:

	September 27, 2026	December 28, 2025
Silver Point Term Loan	$125,000	$—
Less: Unamortized debt discount and issuance costs	(7,365)	—
Total long-term debt	117,635	—
Less: Current portion of long-term debt	(1,250)	—
Long-term debt, less current portion	$116,385	$—

JPMorgan Credit Facility

In April 2024, the Company entered into a syndicated credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) and the other lenders party thereto (the “JPMorgan Credit Facility”), which provided for a five-year, $60.0 million revolving credit facility. The JPMorgan Credit Facility was terminated on August 4, 2026 (the “Closing Date”), in connection with the Company’s consummation of the JPMorgan ABL Credit Facility and the Silver Point Term Loan (each as defined below).

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

The JPMorgan Credit Facility was secured by liens on substantially all of the Company’s assets, including certain intellectual property assets and investment securities. It required the Company to maintain (i) a net leverage ratio of no greater than 3.25 to 1.00, subject to two increases up to 4.00 to 1.00 for a certain period following material acquisitions, and (ii) a fixed charge coverage ratio of no less than 1.35 to 1.00. On August 3, 2026, the Company entered into Amendment No. 1 to the JPMorgan Credit Facility to (i) waive the event of default related to the Company’s breach of the fixed charge coverage ratio covenant for the fiscal quarter ended June 28, 2026, (ii) suspend the testing of the fixed charge coverage ratio for the fiscal quarter ended June 28, 2026, (iii) modify the conditions to each revolving borrowing and (iv) modify certain negative covenant thresholds. In connection with the establishment of the JPMorgan ABL Credit Facility (as defined below) on August 4, 2026, the JPMorgan Credit Facility was terminated.

During the 13-week periods ended September 27, 2026 and September 28, 2025, the Company recognized interest expense of $0.3 million and $0 related to draws on the JPMorgan Credit Facility, respectively. During the 39-week periods ended September 27, 2026 and September 28, 2025, the Company recognized interest expense of $0.4 million and $0 related to draws on the JPMorgan Credit Facility, respectively.

JPMorgan ABL Credit Facility

On the Closing Date, the Company entered into an asset-backed credit agreement with JPMorgan (the “JPMorgan ABL Credit Facility”), which provides for a three-year revolving credit facility of up to $60.0 million. Availability under the JPMorgan ABL Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of the Company’s accounts receivable and inventory as reduced by certain reserves, if any. The JPMorgan ABL Credit Facility replaced the existing JPMorgan Credit Facility, which was terminated concurrently with the establishment of the JPMorgan ABL Credit Facility.

Any borrowings under the JPMorgan ABL Credit Facility bear interest at (i) for the first twelve months, either (a) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus a margin of 2.50%, or (b) an alternative base rate plus a margin of 1.50% or (ii) after the first twelve months, either (a) an adjusted term Secured Overnight Financing Rate or adjusted daily Secured Overnight Financing Rate plus a margin of either 1.75%, 2.00% or 2.25% depending on the Company’s fixed charge coverage ratio, or (b) an alternative base rate plus a margin of either 0.75%, 1.00% or 1.25% depending on the Company’s fixed charge coverage ratio. The Company is required to pay a commitment fee on the undrawn portion of the aggregate commitments that accrues at 0.375% per annum.

The JPMorgan ABL Credit Facility is secured by liens on substantially all of the Company’s assets, including a first lien on the Company’s accounts, accounts receivable and inventory and a second lien on all other assets. It requires the Company to maintain (i) minimum revolving availability of $15.0 million for the first twelve months following the effective date of the JPMorgan ABL Credit Facility, and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.00 for months 13 through 36. The loan agreement contains customary negative covenants that limit the Company’s ability, and the ability of its subsidiaries, to take certain actions without lender consent or unless otherwise permitted under the agreement.

As of September 27, 2026, there were no outstanding borrowings and $25.9 million of availability for borrowing in excess of the Minimum Availability under the JPMorgan ABL Credit Facility. During the 13-week period ended September 27, 2026, the Company did not recognize any interest expense related to draws on the JPMorgan ABL Credit Facility.

Silver Point Term Loan

On the Closing Date, the Company entered into a term loan agreement with Silver Point Finance, LLC (“Silver Point”) and the lenders party thereto (the “Silver Point Term Loan”), which provides for a $125.0 million term loan with a three-year tenor. The Company borrowed the full amount of the Silver Point Term Loan on the Closing Date and used a portion of the proceeds to repay the existing indebtedness under the JPMorgan Credit Facility.

The Silver Point Term Loan bears interest at either (i) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus 7.50% or (ii) an alternative base rate (subject to a 2.00% floor) plus 6.50%. As of September 27, 2026, the effective interest rate on the Silver Point Term Loan was 14.73%, based on the Company’s election for the loan to bear interest at the Secured Overnight Financing Rate. The Company evaluates its variable interest rate on a quarterly basis. The Company is required to make installment payments equal to 0.25% of the aggregate gross original principal amount of the outstanding amount borrowed of the Silver Point Term Loan on the last business day of each fiscal quarter, commencing with the fiscal quarter ending December 27, 2026.

The Silver Point Term Loan is secured by liens on substantially all of the Company’s assets, including a first lien on all assets (other than the Company’s accounts, accounts receivable and inventory) and a second lien on the Company’s accounts, accounts receivable and inventory. The loan agreement contains customary negative covenants that limit the Company’s ability, and the ability of its subsidiaries, to take certain actions without lender consent or unless otherwise permitted under the agreement.

During the 13-week period ended September 27, 2026, the Company recognized $2.4 million in interest expense, including amortization of debt discount and issuance costs, related to the Silver Point Term Loan.

Note 16. Common Stock

As of September 27, 2026, the Company’s amended and restated certificate of incorporation authorized the Company to issue up to 310,000,000 shares of common stock, par value $0.0001 per share, of which 42,935,200 shares were issued and outstanding.

The voting, dividend and liquidation rights of the holders of the Company’s common stock are subject to and qualified by the rights, powers and preferences of the holders of the preferred stock, if any. Each share of the Company’s common stock is entitled to one vote on all matters submitted to a vote of the Company’s stockholders. Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Board of Directors, if any, subject to the preferential dividend rights of preferred stock, if any. No cash dividends were declared or paid during the periods presented.m

As of each balance sheet date, the Company had reserved shares of common stock for issuance in connection with the following:

	September 27, 2026	December 28, 2025
Options to purchase common stock	1,141,160	1,170,025
Restricted stock units (“RSUs”)	926,515	608,138
Performance stock units (“PSUs”)	588,658	362,903
Shares available for grant under the 2020 Equity Incentive Plan (“2020 Incentive Plan”) and 2020 Employee Stock Purchase Plan (“2020 ESPP”)	18,232,898	16,777,235
Total	20,889,231	18,918,301

Stock Repurchase Program

In February 2026, the Board of Directors authorized entry into a stock repurchase program, which authorized the Company to periodically repurchase up to $100.0 million of its common stock. In August 2026, the Board of Directors terminated the stock repurchase program.

No shares of common stock were repurchased during the 13-week period ended September 27, 2026. During the 39-week period ended September 27, 2026, the Company repurchased 2,130,851 shares of its common stock at an average price per share of $16.43 for an aggregate cost of $35.0 million.

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

The Company recognized stock-based compensation expense in the condensed consolidated statements of operations for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Cost of goods sold	$233	$155	$688	$435
Selling, general and administrative expense(1)	2,889	3,084	3,812	8,691
Total	$3,122	$3,239	$4,500	$9,126

(1) Included within selling, general and administrative expense for the 39-week period ended September 27, 2026 is $3.3 million of reversals of previously recognized stock-based compensation expense resulting from a change in estimate based on revised expectations of the attainment levels for performance metrics of certain PSUs, partially offset by $7.8 million of ongoing expenses associated with existing grants.

Stock Option Activity

The following table summarizes stock option activity since December 28, 2025:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 28, 2025	1,170,025	$15.70		$18,978
Exercised	(1,740)	$5.33		$14
Cancelled/Forfeited	(27,125)	$19.90		$1
Outstanding as of September 27, 2026	1,141,160	$15.61	4.1	$1,989
Options exercisable as of September 27, 2026	1,139,416	$15.62	4.1	$1,989
Options vested and expected to vest as of September 27, 2026	1,141,160	$15.61	4.1	$1,989

The fair value of stock options vested during the 13-week periods ended September 27, 2026 and September 28, 2025 was $0 and $12, respectively. The fair value of stock options vested during the 39-week periods ended September 27, 2026 and September 28, 2025 was $0 and $979, respectively. As of September 27, 2026, total unrecognized stock-based compensation expense related to unvested stock options was $1, which is expected to be recognized over a weighted-average period of 0.16 years.

Restricted Stock Unit Activity

The following table summarizes RSU activity since December 28, 2025:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 28, 2025	608,138	$26.18
Granted	744,602	$18.18
Vested(1)	(302,042)	$24.06
Forfeited	(124,183)	$23.06
Unvested as of September 27, 2026	926,515	$20.86

(1) Includes 90,917 shares of common stock withheld to cover taxes on the release of vested RSUs and became available for future grants pursuant to the 2020 Incentive Plan.

The fair value of RSU shares vested during the 13-week periods ended September 27, 2026 and September 28, 2025 was $83 and $119, respectively. The fair value of RSU shares vested during the 39-week periods ended September 27, 2026 and September 28, 2025 was $5,286 and $5,624, respectively. As of September 27, 2026, total unrecognized stock-based compensation expense related to the Company’s unvested RSU activity was $14,498, which is expected to be recognized over a weighted-average period of 2.00 years.

Performance Stock Unit Activity

The Company grants PSUs to certain of its officers and employees. These PSUs vest at the end of a three-year period based upon the level of achievement of certain Company performance metrics and the recipient’s continued service over such period. The number of shares that can be earned will range from 0% to 200% of the granted PSUs, based upon the Company’s level of achievement of the stated performance metrics. The number of PSUs expected to vest and for which compensation cost has been recognized is based on the number of awards that the Company believes are probable to vest as of September 27, 2026.

The following table summarizes PSU activity since December 28, 2025:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Unvested as of December 28, 2025	362,903	$25.47
Granted	258,690	$19.72
Forfeited	(32,935)	$25.12
Unvested as of September 27, 2026	588,658	$22.96

The fair value of PSU shares vested during the 13-week and 39-week periods ended September 27, 2026 and September 28, 2025 was $0, as no shares have vested as of such periods. As of September 27, 2026, total unrecognized stock-based compensation expense related to the Company’s unvested PSU activity was $6,092, which is expected to be recognized over a weighted-average period of 2.04 years.

2020 Equity Incentive Plan: In July 2020, the Board of Directors adopted the 2020 Incentive Plan, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. Initially, the maximum number of the Company’s common stock that may be issued under the 2020 Incentive Plan was 8,595,871 shares. The 2020 Incentive Plan provides that the number of shares reserved and available for issuance under the 2020 Incentive Plan will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of Directors. As of September 27, 2026, 14,982,703 shares were available for future grants of the Company’s common stock, which includes 1,791,885 shares of common stock that were automatically added to the available reserve on January 1, 2026.

Employee Stock Purchase Plan: In July 2020, the Board of Directors adopted the 2020 ESPP, which was subsequently approved by the Company’s stockholders and became effective on July 30, 2020. The 2020 ESPP authorizes the initial issuance of up to 900,000 shares of the Company’s common stock to certain eligible employees or, as designated by the Board of Directors, employees of a related company. The 2020 ESPP provides that the number of shares reserved and available for issuance under the 2020 ESPP will automatically increase each January 1, beginning on January 1, 2021 and ending on (and including) January 1, 2030, by an amount equal to the lesser of (i) 1% of the outstanding number of shares of common stock on the immediately preceding December 31 and (ii) 900,000, or such lesser number of shares as determined by the Board of Directors. As of September 27, 2026, 3,250,195 shares of the Company’s common stock were available for future issuance under the 2020 ESPP, which includes 447,971 shares of common stock that were automatically added to the available reserve on January 1, 2026. The Board of Directors authorizes six-month offering periods, with the most recent beginning on May 16, 2026.

Note 18. Income Taxes

The Company’s effective tax (benefit) rate for the 13-week periods ended September 27, 2026 and September 28, 2025 was approximately (30%) and 25%, respectively. The Company’s effective tax (benefit) rate for the 39-week periods ended September 27, 2026 and September 28, 2025 was (25%) and 27%, respectively. The Company’s effective tax benefit for the 13-week and 39-week periods ended September 27, 2026 differs from the statutory rate due primarily to state taxes, offset by the impact of compensation deduction limitations under Internal Revenue Code Section 162(m). The Company’s effective tax rate for the 13-week and 39-week periods ended September 28, 2025 differs from the statutory rate due primarily to discrete tax benefits related to the exercise of non-qualified stock options and the vesting of restricted stock units. In addition, the effective tax rates for the 13-week and 39-week periods ended September 28, 2025 were impacted by a discrete tax item primarily associated with an uncertain tax position related to state income taxes. As of September 27, 2026 and December 28, 2025, the Company had uncertain tax positions of $0.5 million and $1.7 million, respectively, under the heading “Other liabilities” in the condensed consolidated balance sheets.

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

Note 19. Net (Loss) Income Per Share

Basic and diluted net (loss) income per share attributable to Vital Farms, Inc. common stockholders were calculated as follows:

	13-Weeks Ended		39-Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Numerator:
Net (loss) income	$(6,460)	$16,419	$(39,047)	$49,958
Denominator:
Weighted average common shares outstanding — basic	42,931,849	44,721,206	42,730,366	44,521,146
Weighted average effect of potentially dilutive securities:
Effect of potentially dilutive stock options	—	768,663	—	788,169
Effect of potentially dilutive RSUs	—	322,608	—	315,374
Effect of potentially dilutive PSUs	—	389,358	—	331,943
Effect of potentially dilutive common stock issuable pursuant to the 2020 ESPP	—	3,902	—	9,355
Weighted average common shares outstanding — diluted	42,931,849	46,205,737	42,730,366	45,965,987
Net (loss) income per share
Basic	$(0.15)	$0.37	$(0.91)	$1.12
Diluted	$(0.15)	$0.36	$(0.91)	$1.09

The Company excluded the following shares of common stock, outstanding at each period end, from the computation of diluted net (loss) income per share attributable to Vital Farms, Inc. common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	13-Weeks Ended		39-Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Options to purchase common stock	1,141,160	—	1,141,160	—
Unvested RSUs	926,515	118	926,515	123
Unvested PSUs	588,658	51	588,658	52
Common stock issuable pursuant to the ESPP	29,027	—	19,757	—
	2,685,360	169	2,676,090	175

Note 20. Accumulated Other Comprehensive (Loss) Income

There were no amounts reclassified from accumulated other comprehensive (loss) income (“AOCI”) to the unaudited condensed consolidated statement of income for the 13-week periods ended September 27, 2026 and September 28, 2025. The amounts reclassified from AOCI for the periods presented below were as follows (in thousands):

		Amounts Reclassified from AOCI
		39-Week Period Ended
AOCI Component	Statement of Operations Classification	September 27, 2026	September 28, 2025
Gains on available-for-sale securities	Other income (expense), net	$1	$13
	Total before tax	1	13
	Tax benefit	—	—
	Net of tax	$1	$13

The gross amount and related tax expense recorded in, and associated with, each component of other comprehensive (loss) income were as follows (in thousands):

	13-Weeks Ended
	September 27, 2026			September 28, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale securities:
Unrealized net holding gain (loss)	$—	$—	$—	$59	$(25)	$34
Amounts reclassified for realized (losses) gains to earnings	—	—	—	—	—	—
Total other comprehensive income (loss)	$—	$—	$—	$59	$(25)	$34

	39-Weeks Ended
	September 27, 2026			September 28, 2025
	Before Tax	Tax	After Tax	Before Tax	Tax	After Tax
Available-for-sale securities:
Unrealized net holding (loss) gain	$(46)	$12	$(34)	$33	$(12)	$21
Amounts reclassified for realized gains to earnings	1	—	1	13	—	13
Total other comprehensive (loss) income	$(45)	$12	$(33)	$46	$(12)	$34

Note 21. Commitments and Contingencies

Indemnification Agreements: In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board of Directors and its executive officers that require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. As of September 27, 2026, the Company has not incurred any material costs as a result of such indemnification agreements.

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

On March 27, 2026, the Company and certain of its officers were named as defendants in a putative class action complaint then captioned Don Wilkerson et al. v. Vital Farms, Inc. et al. in the United States District Court for the Western District of Texas (the “W.D. Tex. Court”). The plaintiffs allege that the defendants made false and/or misleading statements about the Company’s business, operations and prospects in violation of Section 10(b) of the Exchange Act, Rule 10b5-1 promulgated thereunder, and Section 20(a) of the Exchange Act. In early July 2026, the W.D. Tex. Court appointed an individual named Xiaohu Wang as lead plaintiff in the case and the securities class action was recaptioned Xiaohu Wang et al. v. Vital Farms, Inc. et al. (the “Wang Securities Class Action”). The plaintiffs filed an amended complaint on September 25, 2026. Pursuant to the parties’ briefing schedule in the Wang Securities Class Action, defendants’ motion to dismiss the amended complaint is due November 24, 2026.

On July 8, 2026, the Company and certain of its directors and officers were named as defendants in a stockholder derivative lawsuit captioned Chirag Mody et al. v. Vital Farms, Inc. et al. in the W.D. Tex. Court (the “Mody Stockholder Derivative Lawsuit”). The plaintiffs allege that the defendants breached their fiduciary duties, engaged in gross mismanagement, acts of corporate waste and unjust enrichment. The plaintiffs further allege that the defendants made false and/or misleading statements about the Company’s business, operations and prospects in violation of Section 14(a) of the Exchange Act. On October 7, 2026, the W.D. Tex. Court

granted the parties’ stipulation to stay the Mody Stockholder Derivative Lawsuit pending resolution of the Wang Securities Class Action.

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

Note 22. Related Party Transactions

Sandpebble Builders Preconstruction, Inc.: The Company utilizes Sandpebble Builders Preconstruction, Inc. and Sandpebble South, Inc. (collectively “Sandpebble”) for certain project management and related services associated with the construction and expansion of the Company’s egg processing facilities, including certain limited project management and related services for the Company’s planned future egg packing facility in Seymour, Indiana. Victor Canseco, the owner and principal of Sandpebble, is the father of Russell Diez-Canseco, the Company’s President, Chief Executive Officer and Executive Chairperson (the “CEO”) and a member of the Board of Directors. In connection with the services described above, the Company paid Sandpebble $85 and $604 during the 13-week periods ended September 27, 2026 and September 28, 2025, respectively, and $638 and $1,887 during the 39-week periods ended September 27, 2026 and September 28, 2025, respectively. Amounts paid to Sandpebble are included in property, plant and equipment, net and selling, general and administrative costs. As of September 27, 2026 and December 28, 2025, amounts owed to Sandpebble were $12 and $136, respectively, and are included in accounts payable and accrued liabilities.

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

The following tables present the significant segment expenses and other segment items regularly reviewed by the Company’s chief operating decision maker, currently the CEO:

	Eggs and Butter Segment
	13-Weeks Ended
	September 27, 2026	September 28, 2025
Net revenue	$182,164	$198,936
Less:
Cost of goods sold(1)	135,859	120,926
Shipping and distribution	11,685	9,169
Marketing	9,605	15,109
Other selling, general & administrative(1)	28,379	29,097
Interest income	(330)	(1,270)
Interest expense	2,930	213
Depreciation and amortization	4,317	3,236
Income tax (benefit) provision	(2,775)	5,550
Other segment expenses(2)	(1,046)	487
Segment net (loss) income	$(6,460)	$16,419

(1) Excludes depreciation and amortization.

(2) Other segment expenses included in segment net (loss) income include the change in fair value of derivative instruments and other miscellaneous gains and losses.

	Eggs and Butter Segment
	39-Weeks Ended
	September 27, 2026	September 28, 2025
Net revenue	$535,348	$545,892
Less:
Cost of goods sold(1)	417,861	327,238
Shipping and distribution	33,364	27,004
Marketing	30,008	32,879
Other selling, general & administrative(1)	92,361	81,845
Interest income	(1,330)	(3,814)
Interest expense	3,541	666
Depreciation and amortization	11,914	9,963
Income tax (benefit) provision	(12,837)	18,885
Other segment expenses(2)	(487)	1,268
Segment net (loss) income	$(39,047)	$49,958

(1) Excludes depreciation and amortization.

(2) Other segment expenses included in segment net (loss) income include the change in fair value of derivative instruments and other miscellaneous gains and losses.

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

We primarily work with our contracted family farms pursuant to buy-sell contracts. Under these arrangements, the farmer is responsible for all of the working capital and investments required to produce the eggs and manage the farm, including purchasing the birds and feed supply. At times, we incur incremental farm recruitment costs as a result of construction costs associated with onboarding our contracted new farms that are required to be paid in advance of these farms beginning to produce eggs. These costs are expected to be recognized over the term of the related buy-sell contracts with the new farms, which average approximately six years in length. We believe the impact to our working capital resulting from these upfront costs could range from $25.0 million to $30.0 million in fiscal 2026. We are contractually obligated to purchase all of the eggs produced by the farmer during the term of the contract at an agreed-upon price that depends upon pallet weight and is adjusted quarterly for changes in feed cost.

We believe we are a strategic and valuable partner to retailers. We have continued to command premium prices for our products, including our shell eggs. Our loyal and growing consumer base has fueled the continued expansion of our brand in the natural and mainstream retail channels. We believe the success of our brand demonstrates that consumers are demanding premium products that meet a higher ethical standard. We have a strong presence at The Kroger Co., or Kroger, Sprouts Farmers Market, Target Corporation and Whole Foods Market, Inc., or Whole Foods, and we also sell our products at Albertsons Companies, Inc., Publix Super Markets, Inc., Walmart, Inc. and other retailers. We offer 29 retail stock keeping units, or SKUs, through a multi-channel retail distribution network. We believe we have significant room for growth within the retail and foodservice channels through growing brand awareness, gaining additional points of distribution and new product innovation.

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

We had net revenue of $182.2 million and $198.9 million, net loss of $6.5 million and net income of $16.4 million, and Adjusted EBITDA of $1.5 million and $27.4 million in the 13-week periods ended September 27, 2026 and September 28, 2025, respectively. We had net revenue of $535.3 million and $545.9 million, net loss of $39.0 million and net income of $50.0 million, and Adjusted EBITDA of $(20.1) million and $84.8 million in the 39-week periods ended September 27, 2026 and September 28, 2025, respectively. Adjusted EBITDA is a non-GAAP financial measure. See the section titled “—Non-GAAP Financial Measures—Adjusted EBITDA” below for the definition of Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.

Supply Control and Other Cost-Reduction Initiatives

During 2026, as a result of economic uncertainty, an industry-wide oversupply of shell eggs and increased price gaps with certain competing shell egg products, we have experienced declining velocities in our shell egg sales to retail customers. This resulted in increased sales to breaker and wholesale channels, which adversely impacted our financial results in the 13-week and 39-week periods ended September 27, 2026.

In the 13-week and 39-week periods ended September 27, 2026, we worked with certain of our contracted farmers to address our oversupply through voluntary amendments to their producer contracts to cease production from existing flocks or delay placement of future flocks, in return for payments to such farmers, reflecting a portion of their foregone profits. We expect such supply control measures to continue throughout 2026.

In addition, we previously announced our intention to halt construction on Vital Crossroads, our previously announced planned second egg washing and packing facility with onsite cold storage in Seymour, Indiana, by the end of 2026. We will continue to evaluate our supply needs relative to the planned timing for construction of Vital Crossroads.

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

During 2026, we have made operational staffing changes to reduce headcount and better align our resources with our growth strategies, resulting in a workforce reduction that impacted approximately 12% of our remote crew members.

Butter Business Wind-Down

In May 2026, we made the strategic decision to wind down our butter business to sharpen our focus on our core egg product categories where we see distinct competitive advantages. We expect to complete the wind-down of the butter business by the end of fiscal 2026. In connection with the discontinuation plan, we expect to incur butter inventory-related charges, costs, and write-downs. We estimate that the total costs incurred related to the exit of our butter business will be between $8.0 million and $13.0 million, consisting of expenses relating to inventory write-downs, inclusive of the $7.8 million in inventory obsolescence we recorded in the 39-week period ended September 27, 2026.We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the wind-down of our butter business.

Known Trends, Events and Uncertainties

Highly Pathogenic Avian Influenza, or HPAI, and Other Agricultural Diseases

Since initial outbreaks of HPAI in early 2022, we have been closely following the progression of the virus and working with our farmers, veterinarians, government health officials and animal welfare auditors to ensure that our flocks are kept as safe as possible. We did not experience an outbreak of HPAI at any of our farms in the 13-week or 39-week periods ended September 27, 2026.

In fiscal 2024, we were made aware of an outbreak of a virus called Egg Drop Syndrome, or EDS, in the Midwest. EDS is characterized by the production of pale, thin-shelled, soft-shelled, or shell-less eggs by seemingly healthy laying hens. Twelve of our farms were impacted by EDS in fiscal 2025 and one of our farms has been impacted by an outbreak of EDS in fiscal 2026 to date.

At times, significant HPAI-related disruptions in the supply of conventional eggs have resulted in increased demand for premium egg products such as ours, which occasionally resulted in shortages of our eggs on shelves at our retail customers. While we have not experienced material disruptions to our egg supply due to HPAI and EDS outbreaks, if a substantial portion of our farms or production facilities were affected, this could materially and negatively affect our supply chain and operating results.

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

Throughout 2026, these conditions, together with industry-wide oversupply of shell eggs and increased price gaps with certain competing shell egg products, contributed to a decline in our financial performance and to our financial results falling short of our previously announced guidance. We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. In periods of oversupply, we have sold or donated supply at reduced prices or no cost. Our current oversupply of egg inventory has resulted in increased sales to breaker and wholesale channels at lower prices or no cost. We consider sales to breaker and wholesale channels to be sales volume in excess of the fiscal 2024 and 2025 average contribution of breaker and wholesale volume to our overall shell egg volume, which was 4.9%. As discussed above, we have implemented certain supply control measures to address the oversupply of our shell eggs, and we expect such measures to continue throughout 2026.

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

In November 2025, the Supreme Court of the United States, or SCOTUS, heard oral arguments on tariffs imposed under the International Emergency Economic Powers Act, or IEEPA. In February 2026, SCOTUS issued a decision invalidating these tariffs; however, President Trump subsequently signed an executive order implementing a non-IEEPA tariff. These actions have contributed to continued uncertainty and volatility in the trade environment. In April 2026, the IEEPA tariff refund process was launched, and we began to receive refunds in the second quarter of fiscal 2026 and expect to receive all refunds by the end of fiscal 2026. During the 39-week period ended September 27, 2026, we received refunds for IEEPA tariffs previously paid totaling approximately $1.3 million, which was recognized as a reduction to cost of goods sold. Ongoing and potential future litigation, rulemaking and policy changes could further alter the tariff regime with little notice. We are continuing to evaluate the potential impact of these developments on our financial statements and business.

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

Expand Household Penetration

We have positioned our brand to appeal to growing consumer interest in natural, clean-label, traceable, ethical, great-tasting and nutritious foods. We believe there is substantial opportunity to grow our consumer base and increase the velocity at which households purchase our products. U.S. household penetration for the shell egg category is approximately 97.2%, while the household penetration for our shell eggs is approximately 9.8%. We intend to increase household penetration by continuing to invest significantly in sales and marketing to educate consumers about our brand, our values and the premium quality of our products. We believe these efforts have helped and will continue to help educate consumers on the attractive attributes of our products, generate further demand for our products and ultimately expand our consumer base. Our ability to continue to attract new consumers will depend, among other things, on the perceived value and quality of our products, the offerings of our competitors and the effectiveness of our marketing efforts. Our performance depends significantly on factors that may affect the level and pattern of consumer spending in the U.S. natural food market in which we operate. Such factors include consumer preference, consumer confidence, consumer income, consumer perception of the safety and quality of our products and shifts in the perceived value for our products relative to alternatives.

Grow Within the Retail Channel

We believe that our ability to increase the number of customers that sell our products to consumers is an indicator of our market penetration and our future business opportunities. We define our customers as the entities that sell our products to consumers. With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through such channels. We rely on third-party data to calculate the portion of retail sales attributable to such retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 20% and 20% of our retail sales for the 13-week periods ended September 27, 2026 and September 28, 2025 and 20% and 20% of our retail sales for the 39-week periods ended September 27, 2026 and September 28, 2025, respectively. Kroger accounted for approximately 12% and 10% of our retail sales for the 13-week periods ended September 27, 2026 and September 28, 2025 and 12% and 10% of our retail sales for the 39-week periods ended September 27, 2026 and September 28, 2025, respectively.

As of September 27, 2026, there were more than 24,500 stores selling our products. We expect the retail channel to be our largest source of net revenue for the foreseeable future. By capturing greater shelf space, driving higher product velocities and increasing our SKU count, we believe there is meaningful runway for further growth with existing retail customers. Additionally, we believe there is significant opportunity to gain incremental stores from existing customers as well as by adding new retail customers. We also believe there is significant further long-term opportunity in additional distribution channels, including the convenience, drugstore and club markets. Our ability to execute this strategy will increase our opportunities for incremental sales to consumers, and we also believe this growth will allow for margin expansion. To accomplish these objectives, we intend to continue leveraging consumer awareness of and demand for our brand, offering targeted sales incentives to our customers and utilizing customer-specific marketing tactics. Our ability to grow within the retail channel will depend on a number of factors, such as our customers’ satisfaction with the sales, product velocities and profitability of our products.

Expand Footprint Across Foodservice

We believe there is demand for our products in the foodservice channel since we offer versatile ingredients with high menu penetrations across commercial and non-commercial operator segments. We see considerable opportunity to continue to grow the channel in the medium- to long-term with our two-pronged sales approach to values-aligned foodservice operators and their distributors. We are working with ROOTED Food Sales Agency, a foodservice sales and marketing agency, to increase our category share in broad-line distribution and to access additional national and regional restaurant menus.

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

Expand Our Product Offerings

We intend to continue to strengthen our product offerings by investing in innovation in new and existing categories. We have a history of product introductions and intend to continue to innovate by introducing new products from time to time. For example, we announced in October 2026 our launch of a pilot program to offer free-range shell egg products at a limited number of retail locations. Eggs and egg-related products generated $177.2 million in net revenue, approximately 97% of total net revenue, in the 13-week period ended September 27, 2026. Eggs and egg-related products generated $518.7 million in net revenue, approximately 97% of total net revenue in the 39-week period ended September 27, 2026. We expect eggs and egg-related products to be our largest source of net revenue for the foreseeable future. We believe that investments in innovation will contribute to our long-term growth, including by reinforcing our efforts to increase household penetration. Our ability to successfully develop, market and sell new products will depend on a variety of factors, including the availability of capital to invest in innovation, as well as changing consumer preferences and demand for food products.

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

We periodically offer promotional incentives to our customers, including customer rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons, buy-one-get-one-free programs and other trade activities. At the end of each accounting period, we recognize a liability for an estimated promotional allowance reserve. We periodically provide credits or discounts to our customers in the event that products do not conform to customer expectations upon delivery or expire at a customer’s site. We treat these credits and discounts as a reduction of the sales price of the related transaction at the time of sale. We anticipate that these promotional activities, credits and discounts could materially impact our net revenue and that changes in such activities could impact period-over-period results.

Net revenue is impacted by increases or decreases in volume of the products we sell, as well as price/mix, which refers to the impact on margin of how products are priced and sales are distributed among the different products in our portfolio. Our shell eggs are sold to consumers at a premium price point, and when prices for commodity, private-label, or other premium shell eggs fall relative to the price of our shell eggs (including due to supply fluctuations or pricing or promotional actions that we or our competitors may implement), price-sensitive consumers may choose to purchase shell eggs offered by our competitors instead of our eggs. As a result, lower prices for commodity, private-label or other premium shell eggs may adversely affect our net revenue. In periods of shell egg oversupply, we have been, and may in the future be, required to sell shell eggs to breakers or wholesalers at a reduced price, generally dependent upon the commodity price of shell eggs. Net revenue may also vary from period to period depending on the purchase orders we receive, the volume and mix of our products sold, and the channels through which our products are sold.

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

Results of Operations

The results of operations data for the 13-week and 39-week periods ended September 27, 2026 and September 28, 2025 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Comparison of the 13-Week Periods Ended September 27, 2026 and September 28, 2025

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the periods presented:

	13-Weeks Ended
	September 27, 2026		September 28, 2025
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$182,164	100%	$198,936	100%
Cost of goods sold(1)	140,024	77%	123,974	62%
Gross profit	42,140	23%	74,962	38%
Operating expenses:
Selling, general and administrative(2)	38,136	21%	44,394	22%
Shipping and distribution	11,685	6%	9,169	5%
Total operating expenses	49,821	27%	53,563	27%
(Loss) income from operations	(7,681)	(4)%	21,399	11%
Other income (expense), net:
Interest expense	(2,930)	(2)%	(213)	—
Interest income	330	—	1,270	1%
Other income (expense), net	1,046	1%	(487)	—
Total other (expense) income, net	(1,554)	(1)%	570	—
Net (loss) income before income taxes	(9,235)	(5)%	21,969	11%
Income tax (benefit) provision	(2,775)	(2)%	5,550	3%
Net (loss) income	$(6,460)	(3)%	$16,419	8%
(1)
Includes stock-based compensation expense of $233 and $155 in cost of goods sold for the 13-week periods ended September 27, 2026 and September 28, 2025, respectively.
(2)
Includes stock-based compensation expense of $2,889 and $3,084 in selling, general and administrative for the 13-week periods ended September 27, 2026 and September 28, 2025, respectively.

Net Revenue

	13-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Net revenue	$182,164	$198,936	$(16,772)	(8)%

The decrease in net revenue of $16.8 million, or 8%, was primarily driven by a price/mix decline of $14.3 million, and a volume-driven decline of $2.2 million, excluding breaker and wholesale channel sales. Sales to breaker and wholesale channels contributed $0.3 million to net revenue decline, as a large volume increase was more than offset by a price decline. Net revenue from sales through our retail channel was $175.1 million and $189.7 million for the 13-week periods ended September 27, 2026 and September 28, 2025, respectively.

Gross Profit and Gross Margin

	13-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Gross profit	$42,140	$74,962	$(32,822)	(44)%
Gross margin	23%	38%

The decrease in gross profit of $32.8 million, or 44%, was driven by higher input and production costs and unfavorable sales mix. The unfavorable sales mix was driven by an oversupply of egg inventory, which resulted in increased sales to breaker and wholesale channels at lower prices, reducing gross profit by $7.9 million.

Operating Expenses

Selling, General and Administrative

	13-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Selling, general and administrative	$38,136	$44,394	$(6,258)	(14)%
Percentage of net revenue	21%	22%

The decrease in selling, general and administrative expenses of $6.3 million, or 14%, was primarily driven by:

•
a decrease of $4.2 million in employee-related costs, including stock-based compensation, driven by lower compensation expenses and decreased expenses related to employee travel;
•
a decrease of $3.8 million in marketing-related expenses; and
•
a decrease of $0.3 million in professional services, partially offset by
•
an increase of $1.4 million in other selling, general, and administrative expenses; and
•
an increase of $0.6 million in technology and software-related expenses.

Shipping and Distribution

	13-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Shipping and distribution	$11,685	$9,169	$2,516	27%
Percentage of net revenue	6%	5%

The increase in shipping and distribution costs of $2.5 million, or 27%, was driven by higher fuel rates and unfavorable linehaul rates.

Interest Expense

	13-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Interest expense	$(2,930)	$(213)	$(2,717)	1,276%

The increase in interest expense of $2.7 million, or 1,276%, was primarily driven by interest incurred on the Silver Point Term Loan.

Interest Income

	13-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Interest income	$330	$1,270	$(940)	(74)%

The decrease in interest income of $0.9 million, or 74%, was primarily driven by a decrease in interest income received on our available-for-sale securities and marketable securities.

Other Income (Expense), net

	13-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Other income (expense), net	$1,046	$(487)	$1,533	315%

The increase in other income (expense), net of $1.5 million, or 315%, was primarily driven by increased gains on our commodity derivative instruments during the 13-week period ended September 27, 2026 as compared to those in the 13-week period ended September 28, 2025.

Income Tax (Benefit) Provision

	13-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Income tax (benefit) provision	$(2,775)	$5,550	$(8,325)	(150)%

The decrease in the income tax (benefit) provision of $8.3 million, or 150%, was primarily related to a decrease in net (loss) income for the 13-week period ended September 27, 2026 as compared to the 13-week period ended September 28, 2025.

Comparison of the 39-Week Periods Ended September 27, 2026 and September 28, 2025

The following table sets forth our consolidated statement of operations data expressed as a percentage of net revenue for the periods presented:

	39-Weeks Ended
	September 27, 2026		September 28, 2025
	Amount	% of Revenue	Amount	% of Revenue
	(dollars in thousands)
Net revenue	$535,348	100%	$545,892	100%
Cost of goods sold(1)	429,268	80%	336,635	62%
Gross profit	106,080	20%	209,257	38%
Operating expenses:
Selling, general and administrative(2)	122,876	23%	115,290	21%
Shipping and distribution	33,364	6%	27,004	5%
Total operating expenses	156,240	29%	142,294	26%
(Loss) income from operations	(50,160)	(9)%	66,963	12%
Other income (expense), net:
Interest expense	(3,541)	(1)%	(666)	—
Interest income	1,330	—	3,814	1%
Other income (expense), net	487	—	(1,268)	—
Total other (expense) income, net	(1,724)	(1)%	1,880	1%
Net (loss) income before income taxes	(51,884)	(10)%	68,843	13%
Income tax (benefit) provision	(12,837)	(2)%	18,885	3%
Net (loss) income	$(39,047)	(8)%	$49,958	9%

(1)
Includes stock-based compensation expense of $688 and $435 in cost of goods sold for the 39-week periods ended September 27, 2026 and September 28, 2025, respectively.
(2)
Includes stock-based compensation expense of $3,812 and $8,691 in selling, general and administrative for the 39-week periods ended September 27, 2026 and September 28, 2025, respectively.

Net Revenue

	39-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Net revenue	$535,348	$545,892	$(10,544)	(2)%

The decrease in net revenue of $10.5 million, or 2%, was primarily driven by a price/mix decline of $5.1 million, and a volume-driven decline of $5.0 million, excluding breaker and wholesale channel sales. Sales to breaker and wholesale channels contributed $0.5 million to net revenue decline, because the increase in volume was offset by price declines. Net revenue from sales through our retail channel was $512.6 million and $520.5 million for the 39-week periods ended September 27, 2026 and September 28, 2025, respectively.

Gross Profit and Gross Margin

	39-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Gross profit	$106,080	$209,257	$(103,177)	(49)%
Gross margin	20%	38%

The decrease in gross profit of $103.2 million, or 49%, was driven by higher input and production costs and unfavorable sales mix. The unfavorable sales mix was driven by an oversupply of egg inventory, which resulted in increased sales to breaker and wholesale channels at lower prices, reducing gross profit by approximately $31.7 million. In addition, gross margin for the 39-week period ended September 27, 2026 was impacted by a $7.8 million inventory impairment charge related to the exit of our butter products.

Operating Expenses

Selling, General and Administrative

	39-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Selling, general and administrative	$122,876	$115,290	$7,586	7%
Percentage of net revenue	23%	21%

The increase in selling, general and administrative expenses of $7.6 million, or 7%, was primarily driven by expenses to support the expansion of our business and continued growth, including:

•
an increase of $3.3 million in professional services, driven by consulting fees associated with our feed cost savings program;
•
an increase of $2.7 million in technology and software-related expenses;
•
an increase of $2.2 million in marketing related expenses;
•
an increase of $1.7 million in other selling, general, and administrative expenses, partially offset by

•
a decrease of $2.3 million in employee-related costs, including stock-based compensation, driven by lower compensation expenses including a $4.9 million decrease in stock-based compensation due to a change in estimate based on revised expectations of the attainment levels for performance metrics of certain performance stock units, partially offset by an increase of $2.6 million in employee-related costs driven by cost-of-living adjustments made to employee salaries and other employee benefits.

Shipping and Distribution

	39-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Shipping and distribution	$33,364	$27,004	$6,360	24%
Percentage of net revenue	6%	5%

The increase in shipping and distribution costs of $6.4 million, or 24%, was driven by higher fuel rates and unfavorable linehaul rates.

Interest Expense

	39-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
Interest expense	$(3,541)	$(666)	$(2,875)	432%

The increase in interest expense of $2.9 million, or 432%, was primarily driven by interest incurred on the Silver Point Term Loan.

Interest Income

	39-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Interest income	$1,330	$3,814	$(2,484)	(65)%

The decrease in interest income of $2.5 million, or 65%, was primarily driven by a decrease in interest income received on our available-for-sale securities and marketable securities.

Other Income (Expense), net

	39-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Other income (expense), net	$487	$(1,268)	$1,755	138%

The increase in other income (expense), net of $1.8 million, or 138%, was primarily driven by increased gains on our commodity derivative instruments during the 39-week period ended September 27, 2026 as compared to those in the 39-week period ended September 28, 2025.

Income Tax (Benefit) Provision

	39-Weeks Ended
	September 27, 2026	September 28, 2025	$ Change	% Change
	(in thousands)
Income tax (benefit) provision	$(12,837)	$18,885	$(31,722)	(168)%

The decrease in the income tax provision of $31.7 million, or 168%, was related to a decrease in net (loss) income for the 39-week period ended September 27, 2026 as compared to the 39-week period ended September 28, 2025.

Liquidity and Capital Resources

Since inception, we have funded our operations with proceeds from sales of our capital stock, proceeds from borrowings and cash flows from the sale of our products. We had retained earnings of $110.3 million as of September 27, 2026 and incurred a net loss of $39.0 million in the 39-week period ended September 27, 2026. Based on our cash and cash equivalents of $84.0 million as of September 27, 2026, available borrowings under our asset-backed credit facility agreement, or the JPMorgan ABL Credit Facility, with JPMorgan Chase Bank, N.A., or JPMorgan, and $125.0 million in borrowings under our term loan agreement, or the Silver Point Term Loan, with Silver Point Finance, LLC, or Silver Point, we anticipate having sufficient liquidity to make investments in our business and support our long-term growth strategy.

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

Our future capital requirements will depend on many factors, including our pace of new and existing customer growth, our investments in innovation, our investments in acquisitions, partnerships and unexplored channels and the potential costs associated with future expansion of our production capacity. We may be required to seek additional equity or debt financing. However, a significant disruption of global financial markets (including a disruption due to public health pandemics, geopolitical tensions and wars, trade wars, inflation or other factors) may result in our inability to access additional capital, which could in the future negatively affect our operations. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation and product expansion, we may not be able to compete successfully, which would harm our business, operations and results of operations. As of September 27, 2026, future minimum lease payments under non-cancelable operating leases totaled $75.1 million, and future minimum lease payments under non-cancelable finance leases totaled $6.8 million.

In 2025 we broke ground on Vital Crossroads, our planned second egg washing and packing facility with onsite cold storage in Seymour, Indiana. In May 2026, we announced that we are proactively reducing our planned capital expenditures for the 2026 fiscal year, which includes halting construction on Vital Crossroads by the end of 2026 after completing the frame, walls and roof of the facility to protect it against winter weather, and pausing development of new accelerator farms. Efforts to winterize Vital Crossroads were largely completed during the 13-week period ended September 27, 2026.

We now anticipate that we will incur approximately $40.0 million to $55.0 million in capital expenditures related to Vital Crossroads in the next 12 months. These expenditures include purchases of equipment, certain remaining construction costs and other previous commitments. We may incur further expenditures in the years following. We also anticipate that we will incur approximately $1.0 million to $4.0 million in capital expenditures over the next 12 months related to completing the development of accelerator farms on previously acquired farmland in Indiana. We may incur further expenditures related to Vital Crossroads and accelerator farms in the years following. We also anticipate increased expenditures in marketing during the second half of fiscal 2026 to support progress toward our long-term marketing goals.

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

Credit Facilities

On August 4, 2026, or the Closing Date, we entered into the JPMorgan ABL Credit Facility, which provides for a three-year, $60.0 million revolving credit facility. Availability of the JPMorgan ABL Credit Facility is based upon a borrowing base formula and periodic borrowing base certifications valuing certain of our accounts receivable and inventory as reduced by certain reserves, if any. The JPMorgan ABL Credit Facility replaced the existing $60.0 million JPMorgan Credit Facility with JPMorgan entered into in April 2024, which was terminated concurrently with the establishment of the JPMorgan ABL Credit Facility.

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

Simultaneously on the Closing Date, we entered into the Silver Point Term Loan with Silver Point and the lenders party thereto, which provides for a $125.0 million term loan with a three-year tenor. We borrowed the full amount of the Silver Point Term Loan on the Closing Date and used a portion of the proceeds to repay the existing indebtedness under the JPMorgan Credit Facility.

The Silver Point Term Loan bears interest at either (i) an adjusted term Secured Overnight Financing Rate (subject to a 1.00% floor) plus 7.50% or (ii) an alternative base rate (subject to a 2.00% floor) plus 6.50%.

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

Cash Flows

The following table summarizes our cash flows for the 39-week periods indicated:

	39-Weeks Ended
	September 27, 2026	September 28, 2025
	(in thousands)
Net cash (used in) provided by operating activities	$(54,440)	$27,935
Net cash provided by (used in) investing activities	12,791	(84,336)
Net cash provided by (used in) financing activities	76,770	(404)
Net increase (decrease) in cash and cash equivalents	$35,121	$(56,805)

Operating Activities

The change in net cash (used in) provided by operating activities during the 39-week period ended September 27, 2026 compared to the corresponding prior 39-week period was primarily due to (i) a change to the net loss position of $39.0 million for the 39-week period ended September 27, 2026 as compared to net income of $50.0 million for the 39-week period ended September 28, 2025, (ii) decreases in operating assets and liabilities of $13.0 million, and (iii) decreases in non-cash adjustments of $6.4 million. This decline was driven by lower sales velocities due in part to industry-wide shell egg oversupply and increasing price gaps between our products and those of our competitors.

Investing Activities

The change in net cash provided by (used in) investing activities is primarily driven by (i) an increase in proceeds from the sale and maturities of available-for-sale U.S. Treasury Bills, and (ii) a decrease in the purchases of available-for-sale U.S. Treasury Bills, partially offset by an increase in purchases of property, plant and equipment during the 39-week period ended September 27, 2026 compared to the corresponding 39-week period in the prior year. We liquidated our portfolio of available-for-sale investment securities as of September 27, 2026.

Financing Activities

The increase in net cash provided by (used in) financing activities during the 39-week period ended September 27, 2026 compared to the corresponding 39-week period was due primarily to proceeds received from the Silver Point Term Loan, partially offset by cash payments made for the repurchase of common stock.

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
•
It does not reflect tax payments that may represent a reduction in cash available to us; and
•
It does not reflect the impact of certain non-recurring expenses, including costs related to restructuring, severance, and the wind-down of our butter business.

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

The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable financial measure stated in accordance with GAAP, for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(in thousands)		(in thousands)
Net (loss) income	$(6,460)	$16,419	$(39,047)	$49,958
Depreciation and amortization(1)	4,317	3,236	11,914	9,963
Stock-based compensation expense	3,122	3,239	4,500	9,126
Income tax (benefit) provision	(2,775)	5,550	(12,837)	18,885
Interest expense	2,930	213	3,541	666
Interest income	(330)	(1,270)	(1,330)	(3,814)
Amortization of cloud computing arrangements	693	—	2,090	—
Restructuring and severance costs	—	—	3,312	—
Costs related to our exit of butter products	—	—	7,764	—
Adjusted EBITDA	$1,497	$27,387	$(20,093)	$84,784

(1)
Amount also reflects finance lease amortization.

Seasonality

Demand for our products fluctuates in response to seasonal factors. Demand tends to increase with the start of the school year and has historically been highest prior to holiday periods, particularly Thanksgiving, Christmas and Easter, and lowest during the summer months. Seasonality may also impact the risk of agricultural diseases such as highly pathogenic avian influenza, which can be influenced by seasonal bird migration patterns. As a result of seasonal and quarterly fluctuations, comparisons of our sales and results of operations between different quarters within a single fiscal year are not necessarily meaningful comparisons.

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

The significant accounting estimates used in preparation of the unaudited condensed consolidated financial statements are described in our audited consolidated financial statements as of and for the fiscal year ended December 28, 2025, and the notes thereto, which are included in our Annual Report. Except as detailed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our significant accounting policies or critical accounting estimates during the 39-week period ended September 27, 2026.

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

Interest Rate Risk Related to Our Credit Facilities

We are subject to interest rate risk in connection with our Silver Point Term Loan. See the section titled “—Liquidity and Capital Resources—Credit Facilities” above for additional details related to our credit facilities. Borrowings under the Silver Point Term Loan may from time to time require payments calculated using variable rates, which are in certain cases subject to a floor.

As of September 27, 2026, a hypothetical 1% (100 basis points) increase in the applicable rate over any applicable floor would result in an annualized increase of approximately $1.25 million of incremental expense related to our variable-rate debt borrowings under the Silver Point Term Loan.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure during the 13-week and 39-week periods ended September 27, 2026.

Other than the interest rate risk discussed above, there have been no material changes in our exposure to market risk during the 13-week and 39-week periods ended September 27, 2026 from the information provided in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our latest Annual Report.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2026. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Summary of Selected Risks Associated with Our Business

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. These risks include, among others, the following:

•
Our historical growth may not be indicative of our future growth, and if we continue to grow, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our growth, control our costs and expenses, or evaluate our future prospects, our business could be adversely affected.
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
•
We are dependent on the market for shell eggs, and fluctuations in this market, including the decline of commodity shell egg prices relative to the price of our shell eggs, have adversely affected, and could continue to adversely affect our business, financial condition and results of operations.
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
•
If we fail to effectively price our products or effectively implement price increases, our financial condition may be adversely affected, and we have experienced such adverse impacts in recent periods.

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

Risks Related to Our Growth and Capital Requirements

Our historical growth may not be indicative of our future growth, and if we continue to grow, we may not be able to effectively manage our growth or evaluate our future prospects. If we fail to effectively manage our growth, to control our costs and expenses, or evaluate our future prospects, our business could be adversely affected.

We have experienced significant growth from inception to date, and we anticipate further growth. Our historical growth since inception may not be indicative of our future growth. Our net revenue increased from $471.9 million in fiscal 2023 to $606.3 million in fiscal 2024 to $759.4 million in fiscal 2025. This historical growth has placed significant demands on our management, financial, operational, technological and other resources. The growth of our business depends on a number of factors, including our continued ability to:

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

Our growth has placed, and will continue to place, significant demands on our management and operations teams and will continue to require significant resources, financial and otherwise, to meet our needs, resources that may not be available in a cost-effective manner or at all. We expect to continue to expend substantial resources on our current and future processing facilities, our sales and marketing efforts, product innovation and development and general administration associated with being a public company. For example, we recently completed a multi-year transition to a new cloud-based ERP system to support our future growth and more fully optimize our existing processes. The ERP system implementation required, and further development of our processes and systems will likely require, investment of significant financial resources and the time and attention of our management and key crew members.

These investments may not result in the continued growth of our business. Even if our investments do result in the growth of our business, if we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or maintain high-quality product offerings, any of which could adversely affect our business, financial condition and results of operations. Our revenue growth rates may slow, or we may experience declining revenue, in future periods due to a number of reasons, which may include slowing demand for our products, increasing competition, a decrease in the growth of our overall markets or failure to capitalize on growth opportunities.

We may not be able to operate profitably or to maintain or increase our profitability in the future.

We have experienced net losses in recent fiscal periods, including a net loss of $1.5 million in the 13-week period ended March 29, 2026, a net loss of $31.1 million in the 13-week period ended June 28, 2026, and a net loss of $6.5 million in the 13-week period ended September 27, 2026. In recent periods, we have seen declining gross margins, driven by increased cost of goods sold, industry-wide oversupply of commodity shell eggs, increased price gaps with competing products and declining shell egg velocities. Our ability to operate profitably or to maintain or increase our profitability is subject to various factors, many of which are beyond our control. As we continue to expand our operations, we anticipate that our operating expenses and capital expenditures will continue to increase in the foreseeable future. Our efforts to grow and develop our supply chain may prove more expensive than we anticipate (including as a result of increases in input costs or disruptions in our supply chain relating to outbreaks of agricultural diseases, trade wars, tariff regimes, domestic or geopolitical tensions, public health pandemics, inflation or other factors), and we may not succeed in increasing our net revenue and margins sufficiently to offset higher expenses. We have incurred significant expenses in connection with investing in and expanding our processing capacity, developing our co-manufacturing and co-packing relationships and obtaining and storing raw materials, and we will continue to incur significant expenses in developing and marketing products. In addition, many of our expenses, including the costs associated with our existing and future processing facilities, may be fixed. We expect that we will continue to incur significant legal, accounting and other expenses as we grow and mature as a public company. If we fail to grow our revenue at a greater rate than our costs and expenses, we may be unable to operate profitably or maintain or increase our profitability and may incur additional losses in the future.

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

We expect that our existing cash and cash equivalents, together with cash provided by our operating activities and available borrowings under the JPMorgan ABL Credit Facility, will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the next 12 months. However, our operating plan may change because of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources. We may seek financing in connection with potential new product introductions, capital expenditures to expand our supply chain and process capabilities, acquisitions or investments in businesses or technologies that we believe could offer growth opportunities, share repurchases or other uses of capital. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Such financings may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.

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

The JPMorgan ABL Credit Facility provides for a $60.0 million revolving credit facility, and the Silver Point Term Loan provides for a $125.0 million term loan, which we have drawn in full. During the 13-week period ended September 27, 2026, we did not draw on the JPMorgan ABL Credit Facility, and our effective interest rate on the Silver Point Term Loan was approximately 14.73%.

The restrictive covenants in the JPMorgan ABL Credit Facility and Silver Point Term Loan limit our ability to incur or guarantee additional indebtedness, incur liens, make distributions, pay dividends, repurchase stock, make investments, enter into fundamental changes such as mergers or consolidations, engage in transactions with our affiliates, change our fiscal year or substantially change the nature of our business. The JPMorgan ABL Credit Facility also requires us to maintain (i) minimum revolving availability of $15.0 million for the first twelve months, and (ii) a fixed charge coverage ratio of not less than 1.10 to 1.00 for months 13 through 36. These provisions may affect our ability to access the JPMorgan ABL Credit Facility for further liquidity, to pursue business opportunities we find attractive or to maintain flexibility in reacting to changes in business conditions.

Our failure to comply with the covenants in the JPMorgan ABL Credit Facility, the Silver Point Term Loan or other terms of any present or future indebtedness could result in an event of default under such indebtedness, which, if not cured or waived, could result in the lender or lenders under such indebtedness declaring all obligations, together with accrued and unpaid interest, immediately due and payable and taking control of any collateral securing such indebtedness or require us to amend or refinance our indebtedness on less favorable terms.

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

Shell eggs accounted for approximately 93% of our net revenue in each of the 13-week periods ended September 27, 2026 and September 28, 2025, and approximately 93% and 92% of our net revenue in the 39-week periods ended September 27, 2026 and September 28, 2025, respectively. Shell eggs are our flagship product and have been the focal point of our sales and marketing efforts. We believe that sales of shell eggs will continue to constitute a significant portion of our net revenue, net (loss) income and cash flow for the foreseeable future. We cannot be certain that we will be able to continue to expand sales, processing and distribution of shell eggs, or that consumer and customer demand for our other existing and future products will expand to allow such products to represent a larger percentage of our revenue than they do currently. Furthermore, we could experience a decrease in sales of shell eggs due to one or more factors. For example, at times during 2026, as a result of economic uncertainty, an industry-wide oversupply of shell eggs and increased price gaps with certain competing shell egg products, we have experienced declining velocities in our shell egg sales. In addition, widespread outbreaks of highly pathogenic avian influenza, or HPAI, could impact supply of and demand for shell eggs and negatively impact our business. For additional details surrounding risks related to agricultural disease, see elsewhere in the Risk Factors, including “—Outbreaks of agricultural diseases, including avian influenza and egg drop syndrome, the perception that outbreaks may occur or regulatory or market responses to outbreaks could reduce supply or demand for our products and harm our business.” Any factor adversely affecting sales of our shell eggs (including consumers’ election to purchase other brands or as a result of supply fluctuations) could have an adverse effect on our business, financial condition and results of operations.

Failure to introduce successful new products, successfully enter into new product categories or successfully pursue growth by other means may adversely affect our ability to continue to grow.

One element of our growth strategy involves the development and marketing of new products that meet our standards for quality and appeal to consumer preferences. For example, we announced in October 2026 our launch of a pilot program to offer free-range shell egg products at a limited number of retail locations. The success of our innovation and product development efforts is affected by our ability to anticipate changes in consumer preferences, the technical capability of our crew members in developing and testing product prototypes, our ability to comply with applicable governmental regulations, and the success of our management, sales and marketing teams in introducing and marketing new products in current or new product categories. There can be no assurance that we will successfully develop and market our free-range shell egg product or other new products or successfully introduce products in current or new categories. The development and introduction of new products requires substantial marketing expenditures, which we may be unable to recoup if new products do not gain widespread market acceptance. If we introduce new or improved products that ultimately do not meet our objectives, it could impact our growth, sales and profitability. Any failure to successfully develop, market and launch new products or successfully enter into new product categories may lead to decreased growth, sales and profitability.

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

Our estimates of market opportunity and growth forecasts included in this Quarterly Report and elsewhere, including in connection with our earnings guidance and long-term financial goals, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of customers covered by our market opportunity estimates will purchase our products at all or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost and perceived value associated with our products and those of our competitors. Even if a market in which we compete meets our size estimates and growth forecasts, our business could fail to grow at the rate we anticipate, if at all. For example, in recent periods, our growth fell short of our publicly announced guidance. Fluctuations in our results of operations may cause our financial results to fall below our guidance or other projections, or the expectations of analysts or investors. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

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

We contract with family farms to purchase all of their egg production for the duration of our contracts. We are contractually obligated to purchase these eggs irrespective of our ability to sell such eggs. Periodically in our industry, and at times during fiscal 2024 and fiscal 2025, there have been supply shortages in the egg industry, with supply impacted by, among other things, avian influenza, increased demand for eggs and increases in feed and other input costs. Such supply shortages, together with price increases we or others in the industry have implemented or may choose to implement in the future, could result in declining consumer demand for shell eggs or inability to fulfill customer or consumer demand, each of which could have a material impact on our financial condition and results of operations. Conversely, there has periodically, including during fiscal 2026, been an oversupply of eggs in the market, which has caused egg prices to contract, sometimes substantially so, and as a result we have sold or donated our excess supply at reduced prices or no cost. If we are unable to sell our eggs on commercially reasonable terms, or at all, our gross margins, business, financial condition and operating results may be adversely affected.

We sell shell eggs to consumers at a premium price point, and when prices for commodity shell eggs fall relative to the price of our shell eggs (including due to price increases we may implement or supply expansions in the market for commodity shell eggs), price-sensitive consumers have, and may in the future, choose to purchase commodity shell eggs offered by our competitors at a greater velocity than, or instead of, our shell eggs. As a result, low commodity shell egg prices relative to the price of our shell eggs have in the past, and may in the future, adversely affect our business, financial condition and results of operations.

We also sell a small percentage of our shell eggs to wholesalers and egg breaking plants at commodity shell egg prices, which fluctuate widely and are outside our control. In periods of oversupply of commodity shell eggs, including at times during fiscal 2026, we have sold a larger percentage of our shell eggs to breakers or wholesalers at substantially lower prices than our shell eggs are sold at retail. Small increases in production or small decreases in demand can have a large adverse effect on the prices at which these eggs are sold. We are addressing oversupply through supply control initiatives, including entry into amendments of farmer contracts to cease or delay production. However, participation by our contracted farmers in such initiatives is voluntary, and if fewer of our contracted farmers agree to such amendments, then more of our oversupply of eggs will be sold to breaker and wholesale channels, and we may not see the benefits we expect to receive from such initiatives. If we do not accurately align our processing and manufacturing capabilities with demand, our business, financial condition and results of operations could be adversely affected.

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

Even if our farms and production facilities were not directly impacted by avian disease, we may nevertheless be affected by its impact on the egg industry as a whole. In fiscal 2024 and fiscal 2025, HPAI-related disruptions in the supply of conventional eggs resulted at times in increased demand for premium egg products such as ours, which occasionally resulted in shortages of these eggs on shelves at our retail customers. Additionally, existing or new outbreaks of agricultural diseases could result in governmental restrictions on our operations and the sale and distribution of our products, as well as negative publicity and impacted consumer perceptions regarding the quality, safety or health risks associated with our industry. Such impacts could result in decreased consumer demand for our products and impact our operating results.

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

If we fail to effectively price our products or effectively implement price increases, our financial condition may be adversely affected, and we have experienced such adverse impacts in recent periods.

The prices of our products are driven by a number of factors, including supply fluctuations, customer and consumer demand, inflation, input costs and market conditions. In response to such conditions, we have periodically increased prices on certain of our products. If we further increase prices, we could experience further declining demand for our products, decreased ability to attract new customers and lower sales volumes. If there is a significant difference between the price of our products and the price of conventional, private-label or other premium products, including due to pricing actions that we or our competitors may take, consumers have been, and may in the future be, less willing to pay a premium for our products, particularly in times of economic uncertainty. As a result of competition, we may need to increase our marketing, advertising, and promotional spending, refrain from increasing prices, or decrease our prices to protect our existing market share, any of which may adversely impact our profitability.

We have seen such increased price differences in fiscal 2026, which we believe contributed to lower sales volume relative to our projections in recent fiscal periods, which has adversely impacted our financial condition. Additionally, we have at times seen our retail customers choose not to accept our proposed price increases or require price increases to occur after a specified period of time. Conversely, our large retail customers have at times demanded lower pricing, increased promotional programs or longer payment terms from us that we may choose not to accept, and such retail customers can reduce or eliminate the shelf space allotted to our products in response. If we cannot effectively price our products or carry out price increases, our business, financial condition and operating results could be adversely affected.

Increased transportation and freight costs or failure by our transportation providers to pick up raw materials or deliver our products on time, in compliance with applicable governmental regulations or at all, have adversely impacted and are expected to continue to adversely impact our operating results.

We rely upon third-party transportation providers for a significant portion of our raw material transportation and product shipments. Our utilization of pickup and delivery services for shipments is subject to risks, including increases in fuel prices, driver shortages, trucking capacity limitations due to increases in freight demand, employee and contractor strikes or unavailability or inclement weather, any of which could increase our transportation and freight costs. For example, due in part to increased labor costs and rising fuel costs due to geopolitical tensions and wars, we have experienced increased transportation and freight costs during recent periods. Further increases in transportation and freight costs could have an adverse effect on our ability to increase or to maintain production on a profitable basis and could therefore adversely affect our operating results. We may not be able to price our products in a manner that sufficiently offsets increased transportation costs due to consumer price sensitivity or the pricing postures of our competitors, and we have at times seen our retail customers choose not to accept a price increase or require price increases to occur after a specified period of time has elapsed. In addition, if we increase prices to offset higher transportation and freight costs, we could experience lower demand for our products, higher price gaps with our competitors, decreased ability to attract new customers and lower sales volumes.

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

We compete with large domestic and international egg companies such as Cal-Maine Foods, Inc. Our competitors also include local and regional egg companies, as well as private-label products processed by other egg companies. We compete with such companies for new and existing consumers, for shelf space at our retail customers and for the services of family farmers. Furthermore, if additional competitors elect to list their stock on the public markets, investor interest in our common stock could decline as a result. Our competitors may have substantially greater financial and other resources than us, and some of our competitors’ products are well accepted in the marketplace today. Such competitors may also have lower operational costs, and as a result may be able to offer comparable or substitute products to customers at lower costs. This could put pressure on us to lower our prices, resulting in lower profitability or, in the alternative, cause us to lose market share if we fail to reduce prices. Conversely, if we were to increase prices, including as a result of fluctuations in the shell egg market, increased commodity or raw material costs, increased packaging or transportation costs or otherwise, any resulting decline in consumer demand for our products may be exacerbated by the competitiveness of our market.

Generally, the food industry is dominated by multinational corporations with substantially greater resources and operations than we have. We cannot be certain that we will successfully compete with larger competitors that have greater financial, sales and technical resources. Conventional food companies may acquire our competitors or launch their own egg products, and they may be able to use their resources and scale to respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities, among other things. Retailers also market competitive products under their own private labels, including private label specialty egg products, which are generally sold at lower prices, and may change the merchandising of our products so they have less favorable placement. Larger competitors may also be less affected by economic disruption and uncertainty, including with respect to inflation, global economic conditions or agricultural diseases such as avian influenza, than we are. In recent years, there has been increasing market consolidation among local, regional, national and international specialty egg companies. These competitive pressures could cause us to lose market share, which may require us to lower prices, increase marketing and advertising expenditures or increase the use of discounting or promotional campaigns, each of which could adversely affect our margins and could result in a decrease in our operating results and profitability.

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

Additionally, our leased cold storage facility in Missouri represents a significant portion of our cold storage capacity, and we have shifted certain functions, including finished goods storage and order fulfillment, to this facility. Our financial performance depends in large part on our continued ability to access adequate cold storage facility services in a timely manner.

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

In the 13-week periods ended September 27, 2026 and September 28, 2025, UNFI (Whole Foods’ primary distributor) accounted for approximately 20% and 24% of our net revenue, respectively. In each of the 39-week periods ended September 27, 2026 and September 28, 2025, UNFI accounted for approximately 21% and 22% of our net revenue, respectively. Since distributors act as intermediaries between us and the retail grocers or foodservice providers, who generally select the distributors, we do not have short-term or long-term commitments or minimum purchase volumes in our contracts with distributors that ensure future sales of our products. These distributors are able to decide on the products carried, and they may limit the products available for our retail customers to purchase. We expect that a substantial portion of our sales will be made through a core number of distributors for the foreseeable future. The loss of one or more of our significant distributor relationships that cannot be replaced in a timely manner, under similar terms and conditions or at all could adversely affect our business, financial condition and results of operations.

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

Under our agreements with our network of contracted family farms, while we do not own laying hens on those family farms, we are responsible for coordinating the acquisition and delivery of laying hens to the farmers. Additionally, we own and are responsible for the laying hens placed on our accelerator farms and supply pullets to a limited number of our contracted farmers. Our contracted farmers may not accept these pullets, particularly when we are the sole source, if they do not meet the relevant farmer’s specifications. In order to supply laying hens to our contracted family farms and accelerator farms, we place orders for chicks directly with hatcheries intended to supply a future year’s production of eggs at least a year in advance. Once the chicks are hatched, they are delivered to a network of pullet farms, who rear the chicks to approximately 16 to 18 weeks of age, at which time they are delivered to our network of family farms to begin laying eggs.

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

With certain of our retail customers, like Whole Foods, we sell our products through distributors. We are not able to precisely attribute our net revenue to a specific retailer for products sold through distributors. We rely on third-party data to calculate the portion of retail sales attributable to retailers, but this data is inherently imprecise because it is based on gross sales generated by our products sold at retailers, without accounting for price concessions, promotional activities or chargebacks in the ordinary course of business, and because it measures retail sales for only the portion of our retailers serviced through distributors. Based on this third-party data and internal analysis, Whole Foods accounted for approximately 20% and 20% of our retail sales in the 13-week periods ended September 27, 2026 and September 28, 2025 and 20% and 20% of our retail sales in the 39-week periods ended September 27, 2026 and September 28, 2025, respectively. Kroger accounted for approximately 12% and 10% of our retail sales in the 13-week periods ended September 27, 2026 and September 28, 2025 and 12% and 10% of our retail sales in the 39-week periods ended September 27, 2026 and September 28, 2025, respectively. The loss of Whole Foods, Kroger or any other large retail customer, or the reduction of purchasing levels or the cancellation of any business from any such customer for an extended length of time, could negatively impact our sales and profitability.

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

Our business and operating results could be harmed by factors such as the availability of credit and the terms of and increases in interest rates. These changes could cause our cost of doing business to increase and limit our ability to pursue growth opportunities. For example, the interest rates for indebtedness under our JPMorgan ABL Credit Facility and Silver Point Term Loan are variable, and when market interest rates increase, our costs to service existing indebtedness increase as well. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability, impacting our ability to finance our operations. A significant reduction in cash flows from operations or reduction in the availability of credit could materially and adversely affect our ability to achieve planned growth and operating results.

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

During 2026, we have made operational staffing changes to reduce headcount and better align our resources with our growth strategies, resulting in a workforce reduction that impacted approximately 12% of our remote crew members. These workforce reductions may not have the desired impact on our cost-saving initiatives, as they could adversely affect our productivity, morale, customer and supplier relationships, relationships with our farmers, product quality, innovation capabilities and ability to execute our strategic plans. Moreover, these workforce reductions could expose us to potential litigation, severance costs, reputational damage and loss of key personnel.

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

Retailers may require price concessions in the ordinary course of business that would negatively impact our margins and our profitability. Alternatively, we may increase our prices to offset commodity inflation and potentially impact our margins and volume. In addition, we periodically offer sales incentives through various programs to customers and consumers, including customer rebates, temporary price reductions, off-invoice discounts, retailer advertisements, product coupons, buy-one-get-one-free programs and other trade activities.

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

Recent judicial and executive actions relating to tariffs imposed by the U.S. government have created a dynamic and unpredictable trade landscape, which may adversely impact our business. Certain of our products and elements of our supply chain, including certain processing equipment and packaging, are imported from international markets, and we saw increased expenses associated with these products and supply chain elements as a result of tariffs implemented in fiscal 2025.

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

From time to time, we may be party to various claims and legal proceedings. For example, on March 27, 2026, a putative securities class action complaint was filed against us and certain of our executive officers in the United States District Court for the Western District of Texas alleging violation of the Exchange Act. In addition, we and certain of our current and former officers and directors have been named as defendants in a related derivative stockholder action. For additional information regarding such legal proceedings, see Note 21 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements included elsewhere in this report. We may become subject to additional litigation, regulatory inquiry or enforcement action arising out of the same or related facts. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from any assessments and estimates we may make.

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

Our liquid whole eggs are subject to the requirements of the Egg Products Inspection Act, or EPIA, and regulations promulgated thereunder by the USDA. The USDA has comprehensive regulations in place that apply to establishments that break, dry and process shell eggs into liquid egg products. This regulatory scheme governs the manufacturing, processing, pasteurization, packaging, labeling and safety of egg products. Under the EPIA and USDA regulations, establishments that manufacture egg products must comply with the USDA’s requirements for sanitation, temperature control, pasteurization and labeling. We are also subject to the USDA Egg Products Inspection Rule, which requires our co-manufacturers’ liquid whole egg establishment to implement Hazard Analysis and Critical Control Point plans and Sanitary Standard Operating Procedures. We do not control the manufacturing processes of, and rely upon, our co-manufacturers for compliance with USDA regulations for the manufacturing of our liquid whole egg products, which is conducted by our co-manufacturers. If we or our co-manufacturers cannot successfully manufacture products that conform to our specifications and the strict regulatory requirements of the USDA or others, we or they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in our co-manufacturers’ inability to continue manufacturing for us, or could result in a recall of our product that has already been distributed. In addition, we rely upon our co-manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the USDA or a comparable foreign regulatory authority determines that we or these co-manufacturers have not complied with the applicable regulatory requirements, our business may be materially impacted.

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

The theft, destruction, loss, misappropriation or release of sensitive information or intellectual property, or interference with our information technology systems or the technology systems of third parties with whom we work, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers and distributors, potential liability and competitive disadvantage, all of which could have an adverse effect on our business, financial condition or results of operations.

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

Any of the previously identified or similar threats have in the past and may in the future cause a security incident or other interruption resulting in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of phishing campaigns in the past and expect such campaigns to continue into the future, with risks associated with such campaigns magnified by their heightened sophistication as AI technologies are increasingly utilized to craft phishing attempts. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our services.

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

The market price of our common stock has at times been highly volatile and may fluctuate or decline substantially in the future as a result of a variety of factors, some of which are beyond our control, including as a result of any stock repurchase program we may implement from time to time, or as a result of any of the other risk factors described elsewhere in this report. In particular, our stock price has experienced significant declines in recent periods, driven in part by the gap between our publicly announced guidance and our actual results and by other factors identified in these risk factors. Our stock price has been, and may continue to be, volatile, which may make it more difficult for our stockholders to sell their shares at a time or a price that is favorable to them and may decrease the value of existing and future equity-based incentives provided to our management and other crew members. Companies that have experienced volatility in the market price of their stock have at times been subject to securities class action litigation, derivative lawsuits and/or proposals by activist stockholders demanding certain corporate actions. For example, we and certain of our officers were recently named as defendants in a putative securities class action filed in the United States District Court for the Western District of Texas. Litigation may result in substantial costs and divert management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects. See Note 21 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements included elsewhere in this report for additional information. We may become subject to additional litigation or regulatory inquiry arising out of these or similar matters. Such litigation and regulatory proceedings might result in substantial costs and may divert management’s attention and resources, which could adversely affect our business, financial condition, results of operations, and prospects, regardless of the outcome of such proceedings.

Broad market and industry fluctuations, as well as general economic, political, regulatory and market conditions, may also negatively impact the market price of our common stock, particularly in light of uncertainties surrounding inflation, geopolitical tensions, disruption in global financial and credit markets, public health pandemics and related impacts.

At times, we may fail to meet our publicly announced earnings guidance and long-term financial goals or other expectations about our business, which has adversely affected, and could adversely affect our business, financial condition and results of operations, which in turn could cause our stock price to decline.

We share earnings guidance and long-term financial goals through our quarterly and annual earnings calls, earnings releases, and other communications regarding our future performance. Our publicly announced guidance is subject to significant uncertainty and is based on assumptions and estimates that may not prove to be accurate, particularly in light of economic uncertainties, tariff regimes, agricultural disease risks and rapidly shifting market dynamics. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has, in certain instances, differed from actual results. For example, our actual results for recent periods have fallen short of our publicly announced guidance, including as a result of declining shell egg velocities, industry-wide egg oversupply, increased price gaps with competing products and the resulting margin compression, among other factors.In addition, in light of the impact of such factors on our financial performance in fiscal 2026, we have withdrawn our previously announced long-term financial targets for fiscal 2030.

If our guidance is inaccurate or our actual results differ materially from our guidance due to assumptions that prove incorrect or the impact of risk factors described elsewhere in this report, our business, financial condition and results of operations could be adversely affected, which in turn could cause our stock price to decline. When our actual results differ materially from our prior guidance or from the expectations of securities analysts or investors, our reputation and relationships with customers and investors may be harmed and the market price of our common stock may decline significantly. Historically, securities class action litigation and derivative claims have been initiated against companies following periods in which the market price of their securities has declined, and we have been, and may in the future be, the target of such litigation. See Note 21 “Commitments and Contingencies—Litigation” to our unaudited condensed consolidated financial statements for information on the securities and derivative claims to which we are subject. Defending against such claims is costly and time-consuming and may divert the attention of our management from our business operations, any of which could adversely affect our business, financial condition and results of operations, regardless of the outcome of such proceedings.

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

In addition, as of September 27, 2026, there were 2,656,333 shares of common stock issuable upon the exercise of outstanding stock options or subject to vesting of outstanding restricted stock awards. We have registered all of the shares of common stock issuable upon exercise of outstanding stock options, vesting of outstanding restricted stock awards or other equity incentives we may grant in the future, for public resale under the Securities Act of 1933, as amended, or the Securities Act. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised or such restricted stock awards vest, subject to compliance with applicable securities laws.

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

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

During the 13-week period ended September 27, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39411), filed with the SEC on August 4, 2020).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A (File No. 001-39411), filed with the SEC on August 17, 2026).
3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Vital Farms, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39411), filed with the SEC on June 17, 2025).

10.1

Amendment No. 1 to Credit Agreement, by and among the Company, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of August 3, 2026.

10.2

Revolving Credit Agreement, by and among the Company, the other Loan Parties party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookrunner and Sole Lead Arranger, dated August 4, 2026.

10.3

Term Loan Credit Agreement, by and among the Company, the other Loan Parties party thereto, the Lenders party thereto and Silver Point Finance, LLC, as Administrative Agent, dated as of August 4, 2026.

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

Vital Farms, Inc.

Dated: November 3, 2026	By:	/s/ Russell Diez-Canseco
Russell Diez-Canseco
Executive Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2026	By:	/s/ Thilo Wrede
Thilo Wrede
Chief Financial Officer (Principal Financial and Accounting Officer)